Form 10QSB
period 2002-05-31
PACIFIC INTERMEDIA INC
filed 2002-09-25
CIK 1163300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number 333-74846

                            Pacific InterMedia, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Colorado                                      84-1480636
------------------------------------------------         ---------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
              organization)                               Identification No.)

            3354 South Flower Street, # 61, Lakewood, Colorado 80227
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 989-5203
                                 --------------
                           (Issuer's telephone number)

                1550 South Carr Street, Lakewood, Colorado 80232
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes      No  X
                                                   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,034,000 shares of common stock, $.001 par value per share, outstanding as of September 24, 2002.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              -----   -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------
















                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                  May 31, 2002

                                    CONTENTS




                                                                       Page


BALANCE SHEET                                                           F-3

STATEMENT OF OPERATIONS                                                 F-4

STATEMENT OF CASH FLOWS                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                           F-6

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  May 31, 2002
                                   (Unaudited)


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $      5,584
     Accounts receivable                                                9,187
                                                                 --------------

         Total current assets                                          14,771

EQUIPMENT - AT COST
     Office equipment                                                   6,423
     Less accumulated depreciation                                      1,387
                                                                 --------------

                                                                        5,036

Deferred tax asset                                                      1,000
                                                                 --------------

         TOTAL ASSETS                                            $     20,807
                                                                 ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                            $     11,432
     Note payable                                                      14,916
     Customer Deposits                                                  2,658
                                                                 --------------

         Total current liabilities                                     29,006

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.001 par value; 10,000,000
         shares authorized; 3,000,000 shares issued and
         outstanding                                                    3,000
     Additional paid-in capital                                           900
     Deficit accumulated during the development stage                 (12,099)
                                                                 --------------

                                                                       (8,199)
                                                                 --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $     20,807
                                                                 ==============






    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                               Inception
                                          (January 22, 2001)        Three months           Nine months
                                                  to                   ended                  ended
                                             May 31, 2002           May 31, 2002           May 31, 2002
                                         --------------------   --------------------   --------------------


Revenues                                 $           47,732     $           13,180     $           33,820

Cost of goods sold                                   31,617                 15,755                 25,163
                                         --------------------   --------------------   --------------------

     Gross profit (loss)                             16,115                 (2,575)                 8,657

General and administrative expenses                  32,484                  3,015                 14,733
                                         --------------------   --------------------   --------------------

     Net loss from operations                       (16,369)                (5,590)                (6,076)

     Gain on sale of equipment                        3,270                      -                      -
                                         --------------------   --------------------   --------------------

     Net loss before income taxes                   (13,099)                (5,590)                (6,076)

Federal and state income tax benefit                 (1,000)                     -                      -
                                         --------------------   --------------------   --------------------

     NET LOSS                                       (12,099)                (5,590)                (6,076)

Deficit accumulated during
     the development stage

     Balance, beginning of period                         -                 (6,509)                (6,023)
                                         --------------------   --------------------   --------------------

     Balance, end of period              $          (12,099)    $          (12,099)    $          (12,099)
                                         ====================   ====================   ====================

NET LOSS PER SHARE                       $                -     $                -     $                -
                                         ====================   ====================   ====================

WEIGHTED AVERAGE NUMBER OF
       SHARES OF COMMON STOCK
       AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                    3,000,000              3,000,000              3,000,000
                                         ====================   ====================   ====================







    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Inception
                                                          (January 22, 2001)        Nine months
                                                                  to                   ended
                                                             May 31, 2002           May 31, 2002
                                                         --------------------   --------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           (12,099)                (6,076)
 Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Gain on sale of equipment                                   (3,270)                     -
         Stock for services                                           3,000                      -
         Donated rent                                                   900                    900
         Depreciation                                                 1,387                  1,284
         Increase in accounts receivable                             (9,187)                (8,106)
         Decrease in prepaid expenses                                     -                    200
         Increase in deferred tax asset                              (1,000)                     -
         Increase in customer deposits                                2,658                  2,658
         Increase in accounts payable                                11,432                  9,932
                                                         --------------------   --------------------

            Net cash flows from operating activities                 (6,179)                   792
                                                         --------------------   --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                                 6,150                      -
      Purchase of equipment                                          (9,303)                (3,394)
                                                         --------------------   --------------------

            Net cash flows from investing activities                 (3,153)                (3,394)
                                                         --------------------   --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from note payable                                     18,116                  3,116
      Payments on note payable                                       (3,200)                (3,200)
                                                         --------------------   --------------------

            Net cash flows from financing activities                 14,916                    (84)
                                                         --------------------   --------------------

 NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                            5,584                 (2,686)

 CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                 -                  8,270
                                                         --------------------   --------------------

 CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                      $            5,584     $            5,584
                                                         ====================   ====================






    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2002


1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Pacific InterMedia, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2001.

2.   Financial Presentation
     ----------------------
     The Company elects to omit financial statements for the comparative period ended May 31, 2001. Such omission is permitted by Securities and Exchange Commission rules during the first two years that a company is in the development stage.

3.   Subsequent Event
     ----------------
     The Company issued 1,034,000 shares of common stock at $0.05 per share on July 29, 2002, for total proceeds of $51,700.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

General
-------

     We offer financial publishing services including only EDGAR filing services through the date of this report. We are in the development stage and, to date, management has devoted much of its time and effort to organizational and financing matters. Through the date of this report, we have generated only minimal service revenue and we have realized a net loss from operations. For the period from inception (January 22, 2001) through May 31, 2002, we realized revenues of $47,732 and a net loss of $(12,099), or less than $(.01) per share. Operating expenses for the period were general and administrative expenses of $32,484. We realized gross proceeds of $51,700 from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002.

     The success of our business is dependent upon our ability to fully develop our financial publishing services and deliver services on a timely and cost-effective basis. We must also attract and retain qualified expert consultants to provide us with assistance in preparing articles, press releases and brochures and their contacts with financial and trade publications likely to publish articles about our customers. We cannot be certain that:

     o    Future service revenue will be significant;

     o    Any sales will be profitable; or

     o We will achieve commercial acceptance for any of our financial publishing services in the future.

The likelihood of our success will also depend upon our ability to:

     o Raise additional capital from equity and/or debt financing to overcome the problems and risks described herein;

     o Absorb the expenses and delays frequently encountered in the operation of a new business; and

     o    Succeed in the competitive environment in which we will operate.

Although management intends to explore all available alternatives for equity and/or debt financing, including, but not limited to, private and public securities offerings, we cannot be certain that we will be able to generate additional capital. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability.

Plan of Operation
-----------------

     We are unable to calculate the exact cost of our plan of operation over the twelve months ending July 2003 following the completion of our public securities offering on July 29, 2002. The plan of operation over this period is to focus upon marketing and advertising our EDGAR conversion and filing services and proposed financial publishing services, including article and press release composition and publication or dissemination and brochure development, and retaining expert consultants to assist us in preparing the articles, news releases and brochures. To accomplish this, we intend to use an integrated marketing campaign incorporating online advertising and traditional broadcast media that has not yet been implemented. We have allocated the sum of $3,500 out of the proceeds from our recently completed public securities offering for marketing and advertising during the one-year period ending July 2003. We have allocated $5,600 of the proceeds received from this offering for the purchase of furniture and equipment. Except for the employment of one administrative employee on a part-time basis for which $5,000 of the offering proceeds has been allocated, we do not expect a significant change in the number of employees for the next twelve months. We have not yet employed this administrative employee. If we are successful in our efforts to raise significant additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing and to employ personnel or retain expert consultants as independent contractors to write and/or publish articles, press releases and brochures for us. The number of such experts that we are able to employ or retain as independent consultants is dependent upon the availability of capital in addition to the proceeds of the offering completed in July 2002.

     We do not believe that it will be necessary to raise additional funds to meet the expenditures required for operating our business during the next year. However, the full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in addition to that realized from our recently completed securities offering and/or achieve significant profits from operations. We believe that we may not realize significant profits from operations in the next year and that it will be necessary to raise additional funds after July 2003. We have no organized plan to raise capital in addition to that realized from our recent securities offering. However, we intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings. We cannot be certain that these efforts will be successful. In the event that only limited additional financing is received, we expect our opportunities in the financial publishing business to be limited. Further, even if we succeed in obtaining the level of funding necessary to fully implement our business plan and proposed integrated marketing campaign and employ or retain the necessary experts in financial publishing and, in turn, obtain a sizable customer base, this will not ensure the realization by us of profits from operations.

Milestones
----------

     The steps needed to make Pacific InterMedia, Inc. ("Pacific InterMedia"), operational and successful are the following:

     o Thorough marketing and building of the "Pacific InterMedia" brand name and our EDGAR conversion and filing and other financial publishing services;

     o Purchase of the equipment necessary to upgrade and enhance our systems and infrastructure to accommodate growth; and

     o Retention of writers, authors and others as independent consultants to prepare and place articles for publication by trade journals and financial publications, draft and disseminate press releases and create brochures.

We are currently in the process of achieving the step of marketing and building the "Pacific InterMedia" brand name and our EDGAR conversion and filing and other financial publishing services through word of mouth, generated by serving a number of high-profile, local customers. However, funding for the completion of these steps is dependent upon the receipt of capital from equity and/or debt financing in addition to that anticipated from this offering and/or the realization of profits from operations. Because we are dependent upon funding in addition to the proceeds of our recent securities offering to achieve the milestones needed to make Pacific InterMedia operational and successful, we are unable to anticipate the timing of these milestones. Further, because we have only commenced the first milestone listed above, we are not yet able to determine the costs associated with each milestone. Although we do not know the ultimate cost of completing the steps necessary in order to become fully-operational and profitable, we expect to be able to purchase the furniture and equipment needed for the foreseeable future and initiate a limited marketing campaign with the proceeds received from this offering. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to write and/or publish articles, press releases and brochures for us. The required funds will not be available from our securities offering completed in July 2002 and we cannot be certain that we will be able to raise these funds from a private or public securities offering or otherwise. We already have several customers and a number of prospective customers for our EDGAR formatting and filing services, and have received limited revenues of $47,732 and incurred operating expenses of $(32,484) through May 31, 2002.

Results of Operations
---------------------

     We realized revenues of $47,732 and incurred a net loss of $(12,099) for the period from inception (January 22, 2001) to May 31, 2002. Our operating expenses of $32,484 consisted of general and administrative expenses. We realized a gain on sale of equipment during the period in the amount of $3,270 and a federal and state income tax benefit of $1,000.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of May 31, 2002, we had total assets of $20,807, consisting of current assets, including cash and cash equivalents of $5,584 and accounts receivable of $9,187, office equipment (less accumulated depreciation) of $5,036 and a deferred tax asset of $1,000. We had a working capital deficit of $(14,235) at May 31, 2002, because of current assets totaling $20,807 and a note payable of $14,916, accounts payable of $11,432 and $2,658 in customer deposits. We paid the note from the proceeds in the amount of $51,700 realized from the public securities offering that was completed on July 29, 2002. We do not expect to experience working capital shortages again until the balance of these funds have been expended. Our total shareholders' equity was $(8,199) as of May 31, 2002, including an accumulated deficit of $(12,099). Our future success will be dependent upon:

     o Our ability to provide effective and competitive financial publishing services; and

     o Our ability to develop and provide new services that meet customers' changing requirements.

Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern.

     Net cash used in operating activities was $(6,179) for the period from inception (January 22, 2001) to May 31, 2002, because of the net loss of $(12,099) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $5,920, during the period. For the period from inception to May 31, 2002, net cash flows from investing activities was $(3,153). Net cash flows from financing activities was $14,916 in debt financing received from an unaffiliated company. Cash increased by $5,584, from $-0- at the beginning of the period to $5,584 at the end of the period, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

     We know of no legal proceedings to which we are a party or to which any of our property is the subject that are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

     (a) No instruments defining the rights of shareholders of our common stock have been modified.

     (b) No rights evidenced by our common stock have been limited or qualified by the issuance or modification of any other class of securities.

     (c) We sold no equity securities that were not registered under the Securities Act of 1933 during the quarter ended May 31, 2002, covered by this report.

     (d) We filed Registration Statement Number 333-74846 under the Securities Act of 1933 for the registration of a minimum of 1,000,000, and a maximum of 2,000,000, shares of common stock. The aggregate price of the minimum 1,000,000 shares of common stock registered was $200,000 and the aggregate price of the maximum 2,000,000 shares registered was $100,000. Common stock was the only class of stock registered in the offering. The Registration Statement became effective with the Securities and Exchange Commission on June 21, 2002. The offering commenced on June 21, 2002, and terminated on July 29, 2002, before the sale of all 2,000,000 shares registered. We sold 1,034,000 shares of common stock at a price of $.05 per share for gross proceeds of $51,700 prior to the termination of the offering. The offering was self-underwritten and, accordingly, there was no managing underwriter. There were no expenses incurred for our account in connection with the issuance and distribution of the shares of common stock, and none of the net proceeds of the offering was used, during the quarter ended May 31, 2002, covered by this report because the Registration Statement did not become effective, and the offering did not commence, until June 21, 2002.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     We have no indebtedness as of the date of this report. We paid the note payable of $14,916 as of May 31, 2002, with the proceeds from our public securities offering.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended May 31, 2002, covered by this report.

Item 5.  Other Information.
---------------------------

     There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Index to Exhibits.

 Item
Number                                 Description
------    ----------------------------------------------------------------------

3.1* Articles of Incorporation of Pacific InterMedia, Inc., filed September 21, 1999.

3.2*      Bylaws of Pacific InterMedia, Inc.

3.3* Certificate of Assumed or Trade Name of Pacific InterMedia, Inc., filed February 22, 2001.

4.0*      Bylaws of Pacific InterMedia, Inc.

10.1*     Fund  Escrow  Agreement  dated  December  6,  2001,   between  Pacific
          InterMedia, Inc., and Citywide Banks, N.A.

10.2* Non-interest-bearing, demand Promissory Note dated June 6, 2001, from Pacific InterMedia, Inc., as the maker, to Ross Investments, Inc., as the holder, in the principal amount of $15,000.

10.3** Amended non-interest-bearing, demand Promissory Note dated January 29, 2002, from Pacific InterMedia, Inc., as the maker, to Ross Investments, Inc., as the holder, in the principal amount of $18,116.

10.4**    Form of Subscription Agreement.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

------------------

     *Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-74846) filed December 10, 2001.

     **Incorporated by reference to the Amendment Number 1 to the Registration Statement on Form SB-2 (File No. 333-74846) filed February 7, 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended May 31, 2002, for which this report is filed.

                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended May 31, 2002, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACIFIC INTERMEDIA, INC.



Date:  September 24, 2002                      By: /s/ Tina M. Bogani
                                                  ------------------------------
                                                       Tina M. Bogani, President