Form 10KSB
period 2002-08-31
PACIFIC INTERMEDIA INC
filed 2002-11-29
CIK 1163300

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to ________________


                        Commission file number 333-74846


                            Pacific InterMedia, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Colorado                                84-1573852
       -------------------------------                -------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

         3354 South Flower Street, #61
               Lakewood, Colorado                                   80227
    ----------------------------------------                      ----------
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (303) 989-5203

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
          Title of each class                           which registered

None
-----------------------------                   --------------------------------

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $.001 par value
         --------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $45,557
                                                          -------

Of the 4,034,000 shares of voting stock of the registrant issued and outstanding as of November 26, 2002, 1,034,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes_____  No__X__

                                     PART I
                                     ------

Item 1.   Description of Business.
----------------------------------

     (a)  Business Development.
          ---------------------

     We are a small, financial publishing company whose primary business is converting and filing registration statements, periodic reports and other forms of small to mid-sized, public companies with the U.S. Securities and Exchange Commission electronically through EDGAR. EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance and forwarding of submissions by companies and others who are required by law to file forms with the Commission. We are in no way affiliated with the United States Securities and Exchange Commission. We propose to offer additional financial publishing services, including the drafting and placement of articles and press releases and the creation of brochures, but we have no customers for these services as of the date of this report. Our goal is to become the source of choice of small and mid-sized, public companies for their EDGAR filing and other financial publishing needs. We were organized on January 22, 2001, and are in the development stage. We realized total revenues of $45,557 and a net loss of $(4,849) for the year ended August 31, 2002. For the period from inception to August 31, 2002, we realized $59,469 in total revenues and a net loss of $(10,872). Our offices are located at 3354 South Flower Street, #61, Lakewood, Colorado 80227. Our web site on the Internet is located at http://www.dtcfp.com. Our telephone number is (303) 989-5203 and our facsimile number is (347) 412-0747.

     We received gross proceeds in the sum of $51,700 from the sale of a total of 1,034,000 shares of common stock, representing approximately 26% of our outstanding shares of common stock as of the date of this report. The offering was conducted during the period from July 1 through September 1, 2002, pursuant to a registration statement on Form SB-2 filed under the Securities Act of 1933 that became effective with the Securities and Exchange Commission on June 21, 2002, and the exemption with the Colorado Division of Securities afforded under
Section 11-51-308(1)(p) of the Colorado Securities Act.

     See (b) "Business of Issuer" immediately below for a description of our current operations and future proposed activities.

     (b)  Business of the Issuer.

General
-------

     Pacific InterMedia, Inc., is a development-stage corporation that was organized under the laws of the State of Colorado on January 22, 2001. We market and provide financial publishing services to small and mid-sized, public companies, primarily. We offer a full range of EDGAR filing services to companies that desire to outsource the formatting and electronic filing with the U.S. Securities and Exchange Commission of their registration statements, periodic reports and other forms. Additional financial publishing services that we propose to offer include the writing and placement of articles for publication, the drafting and dissemination of press releases and the creation of brochures. As of the date of this report, we have only a limited number of customers for our EDGAR conversion and filing services and no customers for our other proposed financial publishing services. Our goal is to become the source of choice of small to mid-sized companies for their financial publishing needs. For the year ended August 31, 2002, we realized total revenues of $45,557 and a net loss of $(4,849). We realized $59,469 in total revenues and a net loss of $(10,872) for the period from inception to August 31, 2002. We have no partnering, joint ventures or similar such arrangements and/or commitments to enter into any such agreements.

Services
--------

     As of the date of this report, our services consist, exclusively, of formatting and filing registration statements, periodic reports and other forms of small to mid-sized, public companies with the U.S. Securities and Exchange Commission electronically through EDGAR. EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance and forwarding of submissions by companies and others who are required by law to file forms with the Commission. We propose to offer additional financial publishing services, including the drafting and placement of articles for publication, the preparation and dissemination of press releases and the creation of brochures. We offer our services to commercial customers, both public and private. We target as our customers the many companies that do not have in-house personnel capable of performing the technical formatting in ASCII, PDF or HTML format required to make submissions with the U.S. Securities and Exchange Commission via EDGAR or the specialized writing skills needed to prepare articles for publication in financial publications and trade journals, news releases and brochures. These companies turn to outsource services like Pacific InterMedia for their financial publishing needs. We maintain offices, equipment and personnel to perform EDGAR conversion and filing of registration statements, periodic reports and other forms. We have access to qualified consultants to handle article, press release and brochure preparation and publication or dissemination.

     Through the date of this report, our services have been limited to the performance of EDGAR formatting and filing services for only a few customers. We believe that we will obtain additional customers because of the many business contacts of Ms. Tina M. Bogani, our President/ Chief Executive Officer/ Secretary/Treasurer/Chief Financial and Accounting Officer, and our reputation for high quality work. Our strategy is to capitalize on the current trend for companies to streamline personnel and outsource jobs not central to the business, such as public relations, advertising and compliance with the reporting and filing requirements of the Securities and Exchange Commission. In this connection, we believe that many small and mid-sized, public companies outsource the conversion and filing with the Securities and Exchange Commission through EDGAR of their periodic reports, registration statements and other forms because of the low volume and repetitive nature of the work. Because of this, we believe that there is an opportunity for us to specialize in the formatting and filing of the documents and forms required to be filed in electronic format by public companies with the Securities and Exchange Commission. In addition, the formatting and filing of these documents via the Commission's electronic filing system, EDGAR, requires specialized skills and software. The small- to mid-sized companies, which elect not to invest in software and train employees in EDGAR conversion and filing because of the prohibitive cost and for other reasons, comprise our target market for these services.

     Additionally, we expect to compete in the financial publishing business through partnering, joint ventures or similar such arrangements whereby we join with competitors and others having greater financial and other resources than those of Pacific InterMedia. We intend to evaluate each of these prospective projects or proposals that may become available for our participation on a case-by-case basis. In addition, we may make our partners or joint venturers available as consultants to our customers in order to improve the quality and variety of our products and services. We cannot be certain that we would benefit from any of these relationships.

EDGAR Conversion and Filing Services
------------------------------------

     We are a full-service EDGAR filing agent. We conduct our EDGAR conversion and filing business under the tradename "DTC Financial Publishing." We provide EDGAR formatting and filing services for public companies, primarily, that are required or desire to file periodic reports with the U.S. Securities and Exchange Commission and public and privately-held companies desiring to raise funds via various forms of registration statement required to be filed with and/or reviewed by the Commission. Our services include EDGAR formatting into the ASCII, HTML or PDF formats and conversion of the EDGAR-formatted file back into a Word or WordPerfect document for proofreading and printing. When requested, we amend and mark (blackline) EDGAR-formatted documents. Additional EDGAR services that we offer include application to the Commission for the codes needed to file reports and documents through EDGAR. We also provide ASCII schedules, forms and cover pages for the customer's use.

     We believe that the EDGAR conversion and filing services that we offer are generally priced 25% to 50% lower than the prices of other EDGAR filing agents for similar services. Our belief is based upon our informal survey of the prices charged for similar services by other EDGAR filing agents. We conducted the survey by telephone and by reviewing the price lists obtained from a number of these other filing agents. We strive to perform services as quickly as possible because the reports, registration statements and forms that are required to be filed with the Securities and Exchange Commission are time sensitive. Generally speaking, we complete EDGAR conversions within forty-eight hours of receipt of the customer's completed document. We offer rush service at a small extra fee. When possible, we attempt to perform services on a rush basis within one hour following the receipt of the completed form or document. Our complete price list for services appears on our web site located at http://www.dtcfp.com. Our per page price for conversion of text and tabular material from a word processed/spreadsheet disk into EDGAR format is $8.50 and $13.00, respectively. We charge $20.00 per page for the conversion into EDGAR of newly-set text or tabular information. Our price per page for light, medium and heavy alterations is $6.00, $10.00 and $14.00, respectively. Other charges include the following:

     o    $25.00 per each rush job;

     o    $3.00 per page for inserting previously EDGARized pages; and

     o    $1.00 per page for faxing proofs.

     We continually strive to offer our customers the most technologically-advanced methods of formatting and filing available. We work closely with financial printers, attorneys, auditors and others in order to provide our customers with a single source for their technical formatting and filing needs. By outsourcing their EDGAR needs to us, our customers' in-house staffs can focus on other, more vital tasks that will benefit their core businesses. Further, they can save precious financial resources that would otherwise be required to be invested in software programs, personnel and training. We are committed to providing quality EDGAR filing services to our customers in the most efficient and economical manner possible.

Composition and Placement of Articles and Press Releases
--------------------------------------------------------

     Through our article preparation and placement service, we propose to work with customers and financial and trade publication editors to publish articles appearing under the bylines of financial service providers. We believe that the key to successful drafting and placement is thorough research of the details of the subject matter of the article before commencement of drafting. The procedure that we intend to follow is as follows:

     o    Selection  of the topic of the  article.  We  propose to work with the
          ---------------------------------------
customer to develop a story angle that will deliver significant informational value to the reader.

     o    Selection  of a target  publication(s).  For a  customer  that has not
          --------------------------------------
selected a trade publication(s), we will review alternate outlets and recommend those publications we believe to be a good match for placement of the article.

     o    Elicitation  of the editor's  commitment  to publish.  We will draft a
          ----------------------------------------------------
formal article proposal that outlines the issues to be covered and the questions to be answered in the story. We will submit the proposal to the editor and obtain his or her approval before beginning work on the article.

     o    Interview  of the author.  We propose to  interview  the person  under
          ------------------------
whose byline the article will appear. The elements of the article listed in the proposal letter will also serve as the outline for our interview of the author and drafting of the article.

     o    Drafting of the article.  We will draft the article;  submit it to the
          -----------------------
customer for review and revision; and make the requested revisions.

     o    Submission  of the  article.  We will  submit the article to the trade
          ---------------------------
publication's editor and work with him or her to make any additional required revisions.

     We believe that, by following the procedure outlined above, we can successfully ghostwrite and place articles for publication on behalf of our customers. As of the date of this report, we have not prepared any articles for publication for customers. In drafting news releases, we intend to follow the steps listed above, excepting those involving the trade or financial publication.

Brochure Development
--------------------

     Developing brochures addressing business, financial and management-related topics is challenging; requires an in-depth knowledge of business, finance and management; and requires polished writing skills. We believe that, as a result, few companies have personnel in-house with the requisite rare combination of editorial skills and expertise in the areas of business, finance and management needed for successful brochure preparation. We believe that we have this combination of abilities available among our management and a pool of consultants whose experience, expertise and capabilities are available to us on an independent contractor basis. This consultant pool includes a number of seasoned  writers,  most of  whom  have  ten or  more  years  of  experience  as
professional   journalists.   Because  of  the  talents  of  our  management  in
combination with this pool of consultants, we believe that we have the capability of producing brochures that are both attractive and understandable to a variety of end users. Thus, while the brochure that we develop for a customer will clearly communicate to the end user the advantages of doing business with our customer, it will also communicate the customer's unique corporate culture and style. Accordingly, we believe that we will be capable of crafting each brochure to deliver precisely the style and nuance of message our customer desires. As of the date of this report, we have not yet created brochures for any customers.

Marketing
---------

     Our marketing strategy is designed to attract customers most likely to need financial publishing services, convert them to buyers, meet or exceed customer expectations, drive repeat purchases and build enduring brand equity. In order to implement this strategy, we intend to implement an integrated marketing campaign focused upon advertising to build brand equity, create awareness and generate initial purchases of our services. Depending on the availability of funds, we intend to use a mix of broadcast media, including:

     o    Local newspapers;

     o    Periodicals;

     o    Online banners, text links and e-mail newsletters; and

     o    Mailings  of  brochures  to  private  and  public  companies,  venture
capitalists,   investment  management  companies,   broker-dealers,   investment
bankers, attorneys, accountants and others.

     We will design our advertising to build brand equity, create awareness and generate initial use of our financial publishing services. As of the date of this report, our proposed integrated marketing campaign is in the design stage and we have not yet taken any steps to implement the campaign. Our customers are expected to be, primarily, small to mid-sized, public companies. Other customers may include securities law firms and attorneys, venture capital groups and investment management companies. Our operating strategy will be to provide superior financial publishing services to customers on a timely basis and at a reasonable cost. Our initial sales are expected to be the result of word of mouth, generated by serving a number of high-profile, local customers, and/or local advertising. To date, our sales have been limited to the provision of

EDGAR services to a limited number of customers, predominantly businesses within the Denver, Colorado, area. During the period ended August 31, 2002, three customers accounted for approximately 47% of revenues. As of August 31, 2002, accounts receivable from four customers accounted for approximately 63% of accounts receivable.

     The fact that a corporation or other entity is affiliated with us or an equity interest in Pacific InterMedia is owned by our executive officers, directors and/or controlling shareholders, will not disqualify that company from consideration as a potential customer. In order to minimize conflicts of interest, we have adopted in our minutes a policy that any contracts or other transactions with entities of which our officers, directors and/or controlling shareholders are also directors or officers, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors or will be fair and reasonable, but that none of those transactions by Pacific InterMedia shall be affected or invalidated solely because of that relationship or interest of directors or officers. Nevertheless, in an instance where a disinterested majority of the members of the Board of Directors is unavailable to approve a transaction with an affiliated or related party, we may, pursuant to action of the Board of Directors, require that the transaction be deemed to be fair and reasonable in order to be a valid, enforceable obligation.

Competition
-----------

     For the foreseeable future, we are expected to be an insignificant participant in the financial publishing business. Nearly all existing financial publishing companies are substantially larger and have more substantial operating histories and records of successful operations; greater financial resources, technical expertise, managerial capabilities and other resources; more employees; and more extensive facilities than we have or will have in the foreseeable future. We expect to face strong competition from these well-established companies and small independent companies like ourselves. Intense competition may result in price reductions and decreased demand for our services.

     Our strategy to overcome these competitive factors is to target the small to mid-sized companies as potential customers and compete on the basis of our reputation among customers as a quality provider of financial publishing services. We also hope to compete by pricing our EDGAR conversion and filing services 25% to 50% lower than the prices of other EDGAR filing agents for similar services and striving to complete EDGAR conversions within forty-eight hours of receipt of the customer's completed document. We believe that our ability to perform services quickly is an important competitive factor because the reports, registration statements and forms that are required to be filed with the Securities and Exchange Commission are time sensitive. As a further incentive to customers to use our services, we offer rush service at a small extra fee. We cannot be certain that our strategy will be successful.

     Regardless of the success of our business strategy described above, our opportunity to obtain customers may be limited by our financial resources and other assets. Consequently, we will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide the superior, state-of-the-art financial publishing services and solutions demanded by customers. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of those advances.

Government Regulation
---------------------

     The U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval system is known as EDGAR. The EDGAR system performs automated collection, validation, indexing, acceptance and forwarding of submissions by companies and others who are required by law to file forms with the Commission. The purpose of the system is to increase the efficiency and fairness of the securities markets by accelerating the receipt, acceptance, dissemination and analysis of time-sensitive corporate information filed with the Commission. As of May 6, 1996, all public domestic companies were required to make their submissions on EDGAR, except for filings made in paper because of a hardship exemption. We are a small, financial publishing company whose primary business is converting and filing registration statements, periodic reports and other forms of small to mid-sized, public companies with the U.S. Securities and Exchange Commission electronically through EDGAR.

     The Securities and Exchange Commission has previously made changes to its EDGAR system and will likely continue to modify and enhance the system. One possible modification is to require that all submissions be made in the HTML format. If effected, this change would cause our conversion of documents to be much more difficult than in the ASCII format. This would, in turn, require us to raise our prices and may cause us to lose customers, which would seriously harm our business. Other possible changes in the EDGAR system could have the effect of requiring that a greater or lesser number of persons make submissions to the Securities and Exchange Commission on the EDGAR system or impose greater or lesser burdens on companies already required to file on EDGAR. The adoption or modification of laws or regulations relating to the Commission's EDGAR system could result in a decrease in demand for our services, which would cause a decline in our revenues.

Employees and Consultants
-------------------------

     From March 1 through September 2001, we had two part-time, and no full-time, employees, including Mr. David B. Lukens, our former President/Chief Executive Officer, and Ms. Tina M. Bogani, our President/Chief Executive Officer/Secretary/Treasurer. Since December 1, 2001, and for the foreseeable future, Ms. Bogani will devote 100% of her time and effort to Pacific InterMedia. Mr. Lukens was unable to devote sufficient time and effort to the company and, as a result, he resigned as an officer and director on May 6, 2002. Ms. Bogani has received a total of $37,375 in cash at the rate of an average of $20.00 per hour through the date of this report for her services in formatting and filing documents with the U.S. Securities and Exchange Commission through EDGAR for public companies and others. Except for the foregoing, no cash compensation has been awarded to, earned by or paid to either Mr. Lukens or Ms. Bogani for all services performed in all capacities for Pacific InterMedia through the date of this report. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officer(s) and director(s), but none has yet been granted. The provisions of these plans and benefits will be at the discretion of our Board of Directors. On March 1, 2001, we issued 1,500,000 shares of common stock to each of Mr. Lukens and Ms. Bogani for services performed in connection with our organization valued at $1,500 in the case of each individual, at the rate of $.001 per share. On May 6, 2002, Ms. Bogani purchased all 1,500,000 shares of common stock owned by Mr. Lukens.

     We allocated $5,000 of the offering proceeds from our public stock offering completed in September 2002 for the employment of one administrative employee on a part-time basis. We have not yet employed anyone in this capacity.
Additionally, we propose to retain experts in writing and publishing articles, drafting and disseminating press releases and creating brochures as consultants on an independent contract basis. We allocated no funds, out of the proceeds received from this offering, for consulting fees or other compensation for proposed consultants. Accordingly, we expect that we will be unable to retain any expert consultants until we realize significant profits, if ever, from our proposed operations or raise significant capital from equity and/or debt financing in addition to that realized from our recent public stock offering. We intend to enter into written agreements with these individuals at competitive rates that would provide for an hourly fee that would be passed on to the consumer, in combination with incentive compensation of some type. We anticipate that these written agreements would contain compensation, confidentiality and three-year, non-competition provisions. As of the date of this report, we have no arrangements with any consultants or others to prepare and publish or disseminate articles, new releases and/or brochures. During the year ending December 31, 2003, we do not expect to pay more than $5,000 for services performed by experts to provide financial publishing services for us.


Item 2.   Description of Property.
----------------------------------

     We own no real property. Our personal property consists of office equipment (net of accumulated depreciation of $1,952) in the amount of $4,471. We maintain our offices rent-free, pursuant to a verbal arrangement, at the business offices located at 3354 South Flower Street, #61, Lakewood, Colorado 80227, of Ms. Tina
M. Bogani, the President, the Chief Executive Officer, the Secretary, the Treasurer, the Chief Financial and Accounting Officer, the sole director and an approximate 74.4% shareholder of Pacific InterMedia. We have made arrangements with Ms. Bogani to use her offices free of charge for the foreseeable future. We anticipate the continued utilization of these offices on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to rent office space from an independent third party. The space that we currently occupy is expected to be adequate to meet our foreseeable future needs so long as we are in the development stage. Our telephone number is (303) 989-5203 and our facsimile number is (347) 412-0747.

Item 3.   Legal Proceedings.
----------------------------

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 2002, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     (a)  Market Information, Holders and Dividends.
          ------------------------------------------

     There has been no established public trading market for our common stock since our inception on January 22, 2001. As of November 26, 2002, we had 33 shareholders of record of our 4,757,000 outstanding shares of common stock. We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     (b)  Recent Sales of Unregistered Securities.
          ----------------------------------------

     On March 1, 2001, we issued 1,500,000 newly-issued, restricted shares of common stock to each of Mr. David B. Lukens, our former President/Chief Executive Officer, and Ms. Tina M. Bogani, our President/Chief Executive Officer/Secretary/Treasurer/Chief Financial and Accounting Officer, for services performed by each individual in connection with our organization valued at $1,500 ($.001 per share). On May 6, 2002, Ms. Bogani purchased all 1,500,000 shares owned by Mr. Lukens. The aggregate 3,000,000 shares of common stock owned by Ms. Bogani represent approximately 74.4% of the total number of our outstanding shares of common stock as of the date of this report. We relied, in connection with the sales of the shares, upon the exemption from registration with the Securities and Exchange Commission afforded by Section 4(2) of the Securities Act of 1933 and the exemption from registration with the Colorado Division of Securities promulgated under Section 11-51-308(1)(p) of the Colorado Securities Act. To make the exemptions available, we relied upon the fact that the issuance and sale of the shares did not constitute a public securities offering together with the fact that, at the time of the sales, Mr. Lukens and Ms. Bogani were executive officers, directors and controlling shareholders of Pacific InterMedia.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

General
-------

     We offer financial publishing services including only EDGAR filing services through the date of this report. We are in the development stage and, to date, management has devoted much of its time and effort to organizational and financing matters. Through the date of this report, we have generated only minimal service revenue and we have realized a net loss from operations. For the year ended August 31, 2002, we realized total revenues of $45,557 and a net loss of $(4,849), or less than $(.01) per share. We realized $59,469 in total revenues and a net loss of $(10,872), or less than $(.01) per share, for the period from inception (January 22, 2001) through August 31, 2002. Operating expenses were general and administrative expenses of $16,308 for the year ended August 31, 2002, and $34,059 for the period from inception (January 22, 2001) through August 31, 2002.

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

     o    Any sales will be profitable; or

     o We will achieve commercial acceptance for any of our financial publishing services in the future;

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

Plan of Operation
-----------------

     We are unable to calculate the exact cost of our plan of operation over the next twelve months. The plan of operation over this period is to focus upon marketing and advertising our EDGAR conversion and filing services and proposed financial publishing services, including article and press release composition and publication or dissemination and brochure development, and retaining expert consultants to assist us in preparing the articles, news releases and brochures. To accomplish this, we intend to use an integrated marketing campaign incorporating online advertising and traditional broadcast media that has not yet been implemented. We have allocated the sum of $3,500 out of the proceeds of our stock offering completed in September 2002 for marketing and advertising during the one-year period following the completion of this offering. We have allocated $5,600 of the offering proceeds for the purchase of furniture and equipment. Except for the employment of one administrative employee on a part-time basis for which $5,000 of the offering proceeds has been allocated, we do not expect a significant change in the number of employees for the next twelve months. If we are successful in our efforts to raise significant additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing and to employ personnel or retain expert consultants as independent contractors to write and/or publish articles, press releases and brochures for us. The number of such experts that we are able to employ or retain as independent consultants is dependent upon the availability of capital in addition to the proceeds of our recently completed stock offering.

     We do not believe that it will be necessary to raise additional funds to meet the expenditures required for operating our business during the next year. However, the full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in addition to that received from our stock offering completed in September 2002 and/or achieve significant profits from operations. We believe that we may not realize significant profits from operations in the next year and that it will be necessary to raise additional funds after the expiration of one year following the closing of our recently completed stock offering. We have no organized plan to raise capital in addition to that received from this offering. However, we intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings. We cannot be certain that these efforts will be successful. In the event that only limited additional financing is received, we expect our opportunities in the financial publishing business to be limited. Further, even if we succeed in obtaining the level of funding necessary to fully implement our business plan and proposed integrated marketing campaign and employ or retain the necessary experts in financial publishing and, in turn, obtain a sizable customer base, this will not ensure the realization by us of profits from operations.

Milestones
----------

     The steps needed to make Pacific InterMedia operational and successful are the following:

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

We are currently in the process of achieving the step of marketing and building the "Pacific InterMedia" brand name and our EDGAR conversion and filing and other financial publishing services through word of mouth, generated by serving a number of high-profile, local customers. However, funding for the completion of these steps is dependent upon the receipt of capital from equity and/or debt financing in addition to that received from our stock offering completed in September 2002 and/or the realization of profits from operations. Because we are dependent upon funding in addition to the proceeds of our recently completed stock offering to achieve the milestones needed to make Pacific InterMedia operational and successful, we are unable to anticipate the timing of the milestones. Further, because we have only commenced the first milestone listed above, we are not yet able to determine the costs associated with each milestone. Although we do not know the ultimate cost of completing the steps necessary in order to become fully-operational and profitable, we expect to be able to purchase the furniture and equipment needed for the foreseeable future and initiate a limited marketing campaign with the proceeds that we received from the stock offering completed in September 2002. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to write and/or publish articles, press releases and brochures for us. The required funds will not be available from the stock offering completed recently and we cannot be certain that we will be able to raise these funds from a private or public securities offering or otherwise. We already have several customers and a number of prospective customers for our EDGAR formatting and filing services, and have received limited revenues of $59,469 and incurred operating expenses of $(34,059) through August 31, 2002.

Results of Operations
---------------------

     We realized total revenues of $45,557 and a net loss of $(4,849), or less than $(.01) per share, for the year ended August 31, 2002. For the period from inception (January 22, 2001) through August 31, 2002, we realized $59,469 in total revenues and a net loss of $(10,872), or less than $(.01) per share. We realized a gain on sale of equipment during the period in the amount of $3,270 and a federal and state income tax benefit of $2,000. Operating expenses of $16,308 for the year ended August 31, 2002, and $34,059 for the period from inception (January 22, 2001) through August 31, 2002, consisted of general and administrative expenses.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of August 31, 2002, we had total assets of $52,685, consisting of current assets, including cash and cash equivalents of $40,393, accounts receivable of $5,821, office equipment of $4,471 (net of accumulated depreciation of $1,952) and a deferred tax asset of $2,000. We had working capital of $38,707 at August 31, 2002, because of current assets totaling $46,214 and accounts payable and customer deposits totaling $(7,507). Our total shareholders' equity was $45,178 as of August 31, 2002, including an accumulated deficit of $(10,872). Our future success will be dependent upon:

     o Our ability to provide effective and competitive financial publishing services; and

     o Our ability to develop and provide new services that meet customers' changing requirements.

Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern.

     Net cash used in operating activities was $(1,183) for the year ended August 31, 2002, because of the net loss of $(4,849) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $6,032 during the year. For the period from inception to August 31, 2002, net cash flows from investing activities was $(3,394). Net cash flows from financing activities was $36,700, representing the $51,700 in proceeds received from our public stock offering completed in September 2002 less payments of $15,000 on a loan. Cash increased by $40,393, from $-0- at the beginning of the year to $40,393 at the end of the year, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.


Item 7.   Financial Statements.
-------------------------------

     The Financial Statements of Pacific InterMedia, Inc., the Notes to Financial Statements and the Report of Independent Public Accountants of Comiskey & Company P.C., independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

                                                                           Page
                                                                           ----

Report   of Independent Accountants...................................     F-3

Balance Sheet as of August 31, 2002...................................     F-4

Statements of Operations for the period from inception
 (January 22, 2001) to August 31, 2001, the year ended
 August 31, 2002, and the period from inception (January
 22, 2001) to August 31, 2002.........................................     F-5

Statement of Stockholders' Equity (Deficit) for the period
  from inception (January 22, 2001) to August 31, 2002................     F-6

Statements of Cash Flows for the period from inception
 (January 22, 2001) to August 31, 2001, the year ended
 August 31, 2002, and the period from inception (January
 22, 2001) to August 31, 2002.........................................     F-7

Notes to Financial Statements.........................................     F-8


Item 8.   Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     We had no  independent  accountant  prior to the  retention  of  Comiskey &
Company P.C., 789 Sherman Street, Suite #440, Denver, Colorado 80203, in November 2001. There has been no change in our independent accountant during the period commencing with the retention of Comiskey & Company, P.C., through the date of this report.


                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

Directors and Executive Officers
--------------------------------

     Set forth below is the name, age, position with Pacific InterMedia and business experience of Ms. Tina M. Bogani, our sole director and executive officer.

     Name              Age                  Positions with Company
------------------     ---     -------------------------------------------------

Tina M. Bogani*        40      President, Chief  Executive  Officer,  Secretary,
                               Treasurer, Chief Financial and Accounting Officer and Director

__________________

     *May be deemed to be our "parent" and "promoter," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933.

General
-------

     Our directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors. Ms. Bogani devotes 100% of her time to Pacific InterMedia's business and affairs. Set forth below under "Business Experience" is a description of Ms. Bogani's business experience. All organizations with which she is or has been previously employed, are not affiliated with us.

Business Experience
-------------------

     Tina M.  Bogani  has  served as the  Secretary  and a  director  of Pacific
     ---------------
InterMedia since March 1, 2001, as Pacific InterMedia's Treasurer since January 4, 2002 and as the company's President and Chief Executive Officer since May 6, 2002. Ms. Bogani was employed by the U.S. Forest Service as a wildlife biologist/forestry technician from August 1998 through November 2001. From December 1996 through August 1998, she was employed as a spacecraft systems engineer by Lockheed Martin, a global, public company whose core business areas are systems integration, aeronautics, space, technology services and global telecommunications. She was employed in Sunnyvale, California, from December 1996 through August 1997 and in Thornton, Colorado, from September 1997 through August 1998. Ms. Bogani was employed, full time, from January 1993 through November 1995 and, part time, from December 1995 through November 1997 in loan origination and processing by American Mortgage Network, Denver, Colorado, a mortgage loan brokerage company owned by her father. She received a B.S. degree in aerospace engineering from the University of Colorado in 1984 and 35 credits toward an M.A. degree in wildlife biology from Colorado State University in 1992 and 1993.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Ms. Bogani, our sole executive officer, director and greater than 10% beneficial owner of our common stock, has complied with the Section 16(a) filing requirements applicable to her during our fiscal year ended August 31, 2002.

Item 10.   Executive Compensation.
----------------------------------

     The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2002 fiscal year and the period from our inception on January 22, 2001, through August 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                                     Annual Compensation                  Awards
                               -------------------------------    ----------------------
  (a)                  (b)        (c)           (d)                         (e)
Name and                                    Other Annual                Securities
Principal                                   Compensation                Underlying
Position               Year    Salary($)        ($)                  Options/SAR's(#)
----------------------------------------------------------------------------------------

Tina M.                2002      $-0-       $ 8,610                          $-0-
Bogani,                2001      $-0-       $28,765                          $-0-
President,
Chief Executive
Officer, Secretary,
Treasurer, Chief
Financial and
Accounting Officer
and Director

David B.               2002      $-0-       $-0-                             $-0-
Lukens,                2001      $-0-       $-0-                             $-0-
Former President,
Chief Executive
Officer and
Director

     From March 1 through November 30, 2001, Ms. Bogani, our sole executive officer and director, had been employed part time. Since December 1, 2001, and for the foreseeable future, Ms. Bogani will devote 100% of her time and effort to Pacific InterMedia. Ms. Bogani has received a total of $37,375 in cash on a contract basis at the rate of an average of $20.00 per hour through the date of this report for her services in converting and filing documents with the U.S. Securities and Exchange Commission through EDGAR for public companies and others. Except for the foregoing, no cash compensation has been awarded to, earned by or paid to either Ms. Bogani, the sole current executive officer and director of Pacific InterMedia, or Mr. David B. Lukens, a former executive officer and director of the company, or for all services performed in all capacities for Pacific InterMedia through the date of this report. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officer(s) and director(s), but none has yet been granted. The provisions of these plans and benefits will be at the discretion of our Board of Directors. On March 1, 2001, we issued 1,500,000 shares of common stock to each of Mr. Lukens and Ms. Bogani for services performed in connection with our organization valued at $1,500 in the case of each individual, at the rate of $.001 per share. On May 6, 2002, Ms. Bogani purchased all 1,500,000 shares of common stock owned by Mr. Lukens.

     Stock Option  Grants.  We have  granted no stock  options as of the date of
     --------------------
this report. In the future, we may offer stock options to prospective employees, non-employee members of the Board of Directors and/or consultants.

     Long-Term Incentive Plans. We do not provide our officers or employees with
     -------------------------
pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. Our Board of Directors will have discretion over the provisions of these plans.

     Indemnification.  Under  Colorado  law  and  pursuant  to our  Articles  of
     ---------------
Incorporation, we may indemnify our officer(s) and director(s) for various expenses and damages resulting from her/their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, we have been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, the indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

     Compensation of Directors.  Our director receives no compensation  pursuant
     -------------------------
to any standard arrangement for her services as a director.

     Employment Agreements. We have no employment agreement with Ms. Bogani, the
     ---------------------
President, the Chief Executive Officer, the Secretary, the Treasurer, the Chief Financial and Accounting Officer and a director of Pacific InterMedia. In the future, we may enter into an employment agreement with Mr. Bogani and/or future executive officers.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of our common stock as of November 26, 2002, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Ms Tina M. Bogani, our sole shareholder, has sole voting and investment power with respect to the shares she beneficially owns.

                                           Common
                                              Shares         Percentage
        Name and Address of               Beneficially           of
         Beneficial Owner                   Owned (1)        Class (1)
------------------------------------     ---------------     ----------

Tina M. Bogani (2)                         3,000,000           74.37%
3354 South Flower Street, #61
Lakewood, Colorado  80227

All directors and executive officers      3,000,000            74.37%
as a group (one person)
_______________

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,034,000 shares of our common stock outstanding as of November 26, 2002.

     (2)  Sole executive officer and member of our Board of Directors.


Item 12.   Certain Relationships and Related Transactions.
----------------------------------------------------------

     On March 1, 2001, we issued 1,500,000 newly-issued, restricted shares of common stock to each of Mr. David B. Lukens, our former President/Chief Executive Officer, and Ms. Tina M. Bogani, our President/Chief Executive Officer/Secretary/Treasurer/Chief Financial and Accounting Officer, for services performed by each individual in connection with our organization valued at $1,500 ($.001 per share). On May 6, 2002, Ms. Bogani purchased all 1,500,000 shares owned by Mr. Lukens.

     Since December 1, 2001, Ms. Bogani has provided us with office space on a rent-free basis pursuant to a verbal agreement. We have valued this office arrangement at $150 per month; which amount has been recorded as a contribution to capital in Pacific InterMedia's accompanying financial statements. Since June 1, 2002, our offices have been located at 3354 South Flower Street, #61, Lakewood, Colorado 80227, and from December 1, 2001, through May 31, 2002, our offices were located at 1550 South Carr Street, Lakewood, Colorado 80232. Prior to that time, we rented office space located at 5655 South Yosemite Street, Suite #109A, Greenwood Village, Colorado 80111, from an unaffiliated party pursuant to a lease that has been terminated.

     Because of her present management positions with, organizational efforts on behalf of and percentage share ownership in, Pacific InterMedia, Ms. Bogani may be deemed to be our "parent" and "promoter," as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of these relationships, future transactions between and among Pacific InterMedia and Ms. Bogani could not be considered to have occurred at arm's-length.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:


 Item
Number                                  Description
------    ----------------------------------------------------------------------

(3.1) Articles of Incorporation of Pacific InterMedia, Inc., filed January 22, 2001. (Incorporated in this report by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-74846, filed December 10, 2001.)

(3.2) Bylaws of Pacific InterMedia, Inc. (Incorporated in this report by reference to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-74846, filed December 10, 2001.)

(3.3) Certificate of Assumed or Trade Name of Pacific InterMedia, Inc., filed February 22, 2001. (Incorporated in this report by reference to Exhibit 3.3 to the Registration Statement on Form SB-2, File No. 333-74846, filed December 10, 2001.)

(4) Form of stock certificate. (Incorporated in this report by reference to Exhibit 4.0 to the Registration Statement on Form SB-2, File No. 333-74846, filed December 10, 2001.)

(10.1) Fund Escrow Agreement dated January 29, 2002, between Pacific InterMedia, Inc., and Citywide Banks, N.A. (Incorporated in this report by reference to Exhibit 10.1 to the Registration Statement on Form SB-2/A, File No. 333-74846, filed February 7, 2002.)

(10.2) Non-interest-bearing, demand Promissory Note dated June 6, 2001, from Pacific InterMedia, Inc., as the maker, to Ross Investments, Inc., as the holder, in the principal amount of $15,000. (Incorporated in this report by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-74846, filed December 10, 2001.)

(10.3) Amended non-interest-bearing, demand Promissory Note dated January 29, 2002, from Pacific InterMedia, Inc., as the maker, to Ross Investments, Inc., as the holder, in the principal amount of $18,116. (Incorporated in this report by reference to Exhibit 10.3 to the Registration Statement on Form SB-2/A, File No. 333-74846, filed February 7, 2002.)

(10.4) Form of Subscription Agreement. (Incorporated in this report by reference to Exhibit 10.4 to the Registration Statement on Form SB-2/A, File No. 333-74846, filed March 20, 2002.)

(99.1)* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial and Accounting Officer.

_________________

*Filed herewith.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 2002, covered by this report.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC INTERMEDIA, INC.



Date:  November 27, 2002                  By:   /s/ Tina M. Bogani
                                             -----------------------------------
                                             President, Chief Executive Officer,
                                             Secretary, Treasurer, Chief
                                             Financial and Accounting Officer
                                             and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

                                          PACIFIC INTERMEDIA, INC.


Date:  November 27, 2002                  By:  /s/  Tina M. Bogani
                                             -----------------------------------
                                             President, Chief Executive Officer,
                                             Secretary, Treasurer, Chief
                                             Financial and Accounting Officer
                                             and Director

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                 August 31, 2002

                                    CONTENTS




                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-3

BALANCE SHEET                                                            F-4

STATEMENT OF OPERATIONS                                                  F-5

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                              F-6

STATEMENT OF CASH FLOWS                                                  F-7

NOTES TO FINANCIAL STATEMENTS                                            F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Pacific InterMedia, Inc.


We have audited the accompanying balance sheet of Pacific InterMedia, Inc. (a development stage company) as of August 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended August 31, 2002 and the period from inception (January 22, 2001) to August 31, 2001 and for the period from inception (January 22, 2001) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific InterMedia, Inc. as of August 31, 2002, and the results of its operations and cash flows for the year ended August 31, 2002 and the period from inception (January 22, 2001) to August 31, 2001, and for the period from inception (January 22, 2001) to August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
November 18, 2002

PROFESSIONAL CORPORATION

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 August 31, 2002


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $     40,393
     Accounts receivable                                             5,821
                                                              --------------

         Total current assets                                       46,214

EQUIPMENT - AT COST
     Office equipment                                                6,423
     Less accumulated depreciation                                   1,952
                                                              --------------

                                                                     4,471

Deferred tax asset                                                   2,000
                                                              --------------

         TOTAL ASSETS                                         $     52,685
                                                              ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $      4,849
     Customer Deposits                                               2,658
                                                              --------------

         Total current liabilities                                   7,507

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 10,000,000
         shares authorized; 4,034,000 shares issued and
         outstanding                                                 4,034
     Additional paid-in capital                                     52,016
     Deficit accumulated during the development stage              (10,872)
                                                              --------------

                                                                    45,178

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     52,685
                                                              ==============







    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                              Inception                               Inception
                                         (January 22, 2001)     For the year      (January 22, 2001)
                                                 to                 ended                 to
                                          August 31, 2002      August 31, 2002     August 31, 2001
                                         ------------------    ---------------    ------------------


Revenues                                 $         59,469      $      45,557      $         13,912

Cost of goods sold                                 41,552             35,098                 6,454
                                         ------------------    ---------------    ------------------

     Gross profit                                  17,917             10,459                 7,458

General and administrative expenses                34,059             16,308                17,751
                                         ------------------    ---------------    ------------------

     Net loss from operations                     (16,142)            (5,849)              (10,293)

     Gain on sale of equipment                      3,270                  -                 3,270
                                         ------------------    ---------------    ------------------

     Net loss before income taxes                 (12,872)            (5,849)               (7,023)

Federal and state income tax benefit               (2,000)            (1,000)               (1,000)
                                         ------------------    ---------------    ------------------

     NET LOSS                                     (10,872)            (4,849)               (6,023)

Deficit accumulated during
     the development stage

     Balance, beginning of period                       -             (6,023)                    -
                                         ------------------    ---------------    ------------------

     Balance, end of period              $        (10,872)     $     (10,872)     $         (6,023)
                                         ==================    ===============    ==================

NET LOSS PER SHARE                       $              -      $           -      $              -
                                         ==================    ===============    ==================

WEIGHTED AVERAGE NUMBER OF
       SHARES OF COMMON STOCK
       AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                  3,058,229          3,093,485             3,000,000
                                         ==================    ===============    ==================









    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                         (A Developmental Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                        Common stock                             Deficit             Total
                                 --------------------------   Additional      accumulated        stockholders'
                                   Number of                    paid-in        during the           equity
                                    shares         Amount       capital     development stage      (deficit)
                                 -------------   ----------   ----------    -----------------    -------------
Common stock issued for
     services, January 2001,
     $0.001 per share              3,000,000     $  3,000     $      -      $             -      $     3,000

Net loss, August 31, 2001                  -            -            -               (6,023)          (6,023)
                                 -------------   ----------   ----------    -----------------    -------------

Balance, August 31, 2001           3,000,000        3,000            -               (6,023)          (3,023)

Common stock issued for
     cash, July 2002
     $0.001 per share              1,034,000        1,034       50,666                    -           51,700

Contributed rent                                                 1,350                                 1,350

Net loss, August 31, 2002                  -            -            -               (4,849)          (4,849)
                                 -------------   ----------   ----------    -----------------    -------------

Balance, August 31, 2002           4,034,000     $  4,034     $ 52,016      $       (10,872)     $    45,178
                                 =============   ==========   ==========    =================    =============






















     The accompanying notes are an integral part of the financial satements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                           Inception                                Inception
                                                       (January 22, 2001)     For the year      (January 22, 2001)
                                                               to                 ended                 to
                                                        August 31, 2002      August 31, 2002     August 31, 2001
                                                       ------------------    ---------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        (10,872)            (4,849)               (6,023)
Adjustments to reconcile net loss to
    net cash flows from operating activities:
       Gain on sale of equipment                                 (3,270)                 -                (3,270)
       Stock for services                                         3,000                  -                 3,000
       Donated rent                                               1,350              1,350                     -
       Depreciation                                               1,952              1,849                   103
       Increase in accounts receivable                           (5,821)            (4,740)               (1,081)
       (Increase) decrease in prepaid expenses                        -                200                  (200)
       Increase in deferred tax asset                            (2,000)            (1,000)               (1,000)
       Increase in customer deposits                              2,658              2,658                     -
       Increase in accounts payable                               4,849              3,349                 1,500
                                                       ------------------    ---------------    ------------------

          Net cash flows from operating activities               (8,154)            (1,183)               (6,971)
                                                       ------------------    ---------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of equipment                               6,150                  -                 6,150
    Purchase of equipment                                        (9,303)            (3,394)               (5,909)
                                                       ------------------    ---------------    ------------------

          Net cash flows from investing activities               (3,153)            (3,394)                  241
                                                       ------------------    ---------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                   15,000                  -                15,000
    Payments on note payable                                    (15,000)           (15,000)                    -
    Proceeds from issuance of common stock                       51,700             51,700                     -
                                                       ------------------    ---------------    ------------------


          Net cash flows from financing activities               51,700             36,700                15,000
                                                       ------------------    ---------------    ------------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         40,393             32,123                 8,270

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                               -              8,270                     -
                                                       ------------------    ---------------    ------------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                      $         40,393      $      40,393      $          8,270
                                                       ==================    ===============    ==================









    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2002


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Description
     -----------
     Pacific InterMedia, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 22, 2001. The principal office of the corporation is 3354 South Flower Street, #61, Lakewood, Colorado 80227.

     The Company is a media consulting company that provides EDGARizing and other services for publicly-traded companies. The Company considers itself in the development stage, since it has generated minimal operating revenues to date, and its activities have been geared toward organizational efforts, developing a business plan, and obtaining interim funding.

     Accounting Method
     -----------------
     The Company records income and expenses on the accrual method.

     Fiscal Year
     -----------
     The fiscal year of the corporation is August 31.

     Accounts Receivable
     -------------------
     The Company writes off accounts receivable as bad debts when they are determined to be uncollectible. Based on the Company's experience, this practice approximates treatment under GAAP.

     Loss per Share
     --------------
     Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

     Depreciation
     ------------
     Depreciation for both financial reporting and tax purposes is provided on the straight-line and accelerated methods over the following estimated useful lives:

          Office equipment       5   years

     Impairment or Disposal of Long-Lived Assets
     -------------------------------------------
     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     No impairment was recorded in the fiscal year ending August 31, 2002.

     Repairs and Maintenance
     -----------------------
     Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2002


     Concentration of Credit Risk
     ----------------------------
     The Company operates primarily in Colorado. The Company grants credit to its customers, which are predominantly businesses within the Denver area.

     As of August 31, 2002, accounts receivable from four customers accounted for approximately 63% of accounts receivable.

     During the period ended August 31, 2002, three customers accounted for approximately 47% of revenues.

     Financial Instruments
     ---------------------
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     Statement of Cash Flows
     -----------------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There was no cash paid during the year ended August 31, 2002 or the period ended August 31, 2001 related to interest or income taxes.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Consideration of Comprehensive Income Items
     -------------------------------------------
     For the year ended August 31, 2002 and the period ended August 31, 2001, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

2.   Stockholders' Equity
     --------------------
     As of August 31, 2002, 4,034,000 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 3,000,000 shares had been issued for services and 1,034,000 shares had been issued at $0.05 per share for total proceeds of $51,700.

3.   Related Party Transactions
     --------------------------
     One stockholder performs contract labor services for the Company and is compensated at an hourly rate.

     One stockholder provides office space in her home at no charge to the Company. Rent expense for this space has been estimated at $150 per month and has been recorded as a contribution to capital.

4.   Income Taxes
     ------------
     The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income. Such differences arise from the reporting of financial statement amounts in different periods for tax purposes. The timing differences are a result of different accounting methods being used for financial and tax reporting.

     The components of income tax benefit are:

          Increase in deferred tax                          $     1,000
                                                            ===========

     The net tax benefit for the period ended August 31, 2002 results from the effective utilization of actual tax credits and net operating loss carryforwards available.

     The Company's total deferred tax assets and deferred tax liabilities at August 31, 2002 are as follows:

          Deferred tax assets
              Non-benefited tax losses and credits          $     2,000
                                                            -----------

                  Total deferred tax assets                       2,000
                                                            -----------

                  Net deferred tax assets                   $     2,000
                                                            ===========

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2002


5.   Income Taxes (continued)
     ------------------------
     No valuation allowance has been established against the realization of the deferred tax assets as future earnings projections indicate that the Company will generate taxable income against which the deferred tax assets will be offset.

     The Company has investment tax credit carryforwards of approximately $64 expiring in 2004. The Company also has federal and state net operating loss carryforwards of approximately $10,600 expiring between the years 2021 and 2022.

     The difference between statutorily calculated tax benefit and the actual benefit is due to non-deductible meals and entertainment and contributed rent.