Form 10QSB
period 2002-11-30
PACIFIC INTERMEDIA INC
filed 2003-01-17
CIK 1163300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended November 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _____________ to _____________

                        Commission file number 333-74846

                            Pacific InterMedia, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                         84-1480636
--------------------------------                 -------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

            3354 South Flower Street, # 61, Lakewood, Colorado 80227
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 989-5203
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,034,000 shares of common stock, $.001 par value per share, outstanding as of January 17, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                               -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------







                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                November 30, 2002

                                    CONTENTS




                                                                         Page


BALANCE SHEET                                                             F-3

STATEMENTS OF OPERATIONS                                                  F-4

STATEMENTS OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                             F-6

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2002


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                             $       33,971
     Accounts receivable                                            3,464
                                                           ----------------

         Total current assets                                      37,435

EQUIPMENT - AT COST
     Office equipment                                               6,423
     Less accumulated depreciation                                  2,399
                                                           ----------------

                                                                    4,024

Deferred tax asset                                                  4,000
                                                           ----------------

         TOTAL ASSETS                                      $       45,459
                                                           ================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $ 7,486
                                                           ----------------

         Total current liabilities                                  7,486

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 10,000,000
         shares authorized; 4,034,000 shares issued and
         outstanding                                                4,034
     Additional paid-in capital                                    52,466
     Deficit accumulated during the development stage             (18,527)
                                                           ----------------

                                                                   37,973
                                                           ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $       45,459
                                                           ================










    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                          Inception
                                                     (January 22, 2001)       Three months         Three months
                                                             to                  ended                ended
                                                     November 30, 2002     November 30, 2002    November 30, 2001
                                                     ------------------    -----------------    -----------------


Revenues                                             $         68,176      $         8,707      $         6,440

Cost of goods sold                                             48,953                7,401                4,405
                                                     ------------------    -----------------    -----------------

     Gross profit                                              19,223                1,306                2,035

General and administrative expenses                            45,020               10,961                3,963
                                                     ------------------    -----------------    -----------------

     Net loss from operations                                 (25,797)              (9,655)              (1,928)

     Gain on sale of equipment                                  3,270                    -                    -
                                                     ------------------    -----------------    -----------------

     Net loss before income taxes                             (22,527)              (9,655)              (1,928)

Federal and state income tax benefit                           (4,000)              (2,000)                   -
                                                     ------------------    -----------------    -----------------

     NET LOSS                                                 (18,527)              (7,655)              (1,928)

Deficit accumulated during the development stage

     Balance, beginning of period                                   -              (10,872)              (6,023)
                                                     ------------------    -----------------    -----------------

     Balance, end of period                          $        (18,527)     $       (18,527)     $        (7,951)
                                                     ==================    =================    =================

NET LOSS PER SHARE                                   $          (0.01)     $             -                    -
                                                     ==================    =================    =================

WEIGHTED AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                              3,189,388            4,034,000            3,000,000
                                                     ==================    =================    =================












    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                             Inception
                                                         (January 22, 2001)      Three months         Three months
                                                                 to                 ended                ended
                                                         November 30, 2002    November 30, 2002    November 30, 2001
                                                         -----------------    -----------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        (18,527)     $        (7,655)     $        (1,928)
 Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Gain on sale of equipment                                (3,270)                   -               (3,270)
         Stock for services                                        3,000                    -                3,000
         Donated rent                                              1,800                  450                    -
         Depreciation                                              2,399                  447                  103
         (Increase) decrease in accounts receivable               (3,464)               2,357               (1,081)
         Increase in prepaid expenses                                  -                    -                 (200)
         Increase in deferred tax asset                           (4,000)              (2,000)              (1,000)
         Decrease in customer deposits                                 -               (2,658)                   -
         Increase in accounts payable                              7,486                2,637                1,500
                                                         -----------------    -----------------    -----------------

            Net cash flows from operating activities             (14,576)              (6,422)              (2,876)
                                                         -----------------    -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                              6,150                    -                6,150
      Purchase of equipment                                       (9,303)                   -               (5,909)
                                                         -----------------    -----------------    -----------------

            Net cash flows from investing activities              (3,153)                   -                  241
                                                         -----------------    -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from note payable                                  15,000                    -               15,000
      Payments on note payable                                   (15,000)                   -                    -
      Proceeds from issuance of common stock                      51,700                    -                    -
                                                         -----------------    -----------------    -----------------


            Net cash flows from financing activities              51,700                    -               15,000
                                                         -----------------    -----------------    -----------------

 NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                            33,971               (6,422)              12,365

 CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                              -               40,393                    -
                                                         -----------------    -----------------    -----------------

 CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                      $        33,971      $        33,971      $        12,365
                                                         =================    =================    =================











    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2002


1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Pacific InterMedia, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

General
-------

     We offer financial publishing services including only EDGAR filing services through the date of this report. We are in the development stage and, to date, management has devoted much of its time and effort to organizational and financing matters. Through the date of this report, we have generated only minimal service revenue and we have realized a net loss from operations. For the three months ended November 30, 2002, we realized revenues of $8,707 and a net loss of $(7,655), or $-0- per share. Cost of revenues for the three months ended November 30, 2002 were 7,401. Operating expenses for the period were general and administrative expenses of $10,961. For the period from inception (January 22, 2001) to November 30, 2002, we realized revenues of $68,176 and a net loss of $(18,527), or $(.01) per share. Cost of revenues for the period were $48,953. Operating expenses for the period were general and administrative expenses of $45,020. We realized gross proceeds of $51,700 from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002.

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

     We do not believe that it will be necessary to raise additional funds to meet the expenditures required for operating our business during the next year. However, the full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in addition to that realized from our recently completed securities offering and/or achieve significant profits from operations. We believe that we may not realize significant profits from operations in the next year. Accordingly, we propose to conduct a private offering of common stock to raise additional capital in the near future. We cannot be certain that this proposed offering or other efforts to raise equity and/or debt financing will be successful. If our proposed common stock offering and other fund raising efforts fail, we believe that we may need to raise additional funds after July 2003 to meet the expenditures required for operating our business. In the event that our capital raising efforts yield only limited additional financing, we expect our opportunities in the financial publishing business to be limited. Further, even if we succeed in obtaining the level of funding necessary to fully implement our business plan and proposed integrated marketing campaign and employ or retain the necessary experts in financial publishing and, in turn, obtain a sizable customer base, this will not ensure the realization by us of profits from operations.

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

We are currently in the process of achieving the step of marketing and building the "Pacific InterMedia" brand name and our EDGAR conversion and filing and other financial publishing services through word of mouth, generated by serving a number of high-profile, local customers. However, funding for the completion of these steps is dependent upon the receipt of additional capital from equity and/or debt financing and/or the realization of profits from operations. Because we are dependent upon funding in addition to the proceeds of our recent securities offering to achieve the milestones needed to make Pacific InterMedia operational and successful, we are unable to anticipate the timing of these milestones. Further, because we have only commenced the first milestone listed above, we are not yet able to determine the costs associated with each milestone. Although we do not know the ultimate cost of completing the steps necessary in order to become fully-operational and profitable, we expect to be able to purchase the furniture and equipment needed for the foreseeable future and initiate a limited marketing campaign with the proceeds received from our offering of common stock completed in July 2002. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to write and/or publish articles, press releases and brochures for us. The required funds will not be available from our securities offering completed in July 2002 and we cannot be certain that we will be able to raise these funds from our proposed private securities offering or otherwise. We already have several customers and a number of prospective customers for our EDGAR formatting and filing services, and have received limited revenues of $68,176 and incurred operating expenses of $(45,020) through November 30, 2002.

Results of Operations
---------------------

Three Months Ended  November 30, 2002,  Compared to Three Months Ended  November
--------------------------------------------------------------------------------
30, 2001
--------

     We realized revenues of $8,707 and incurred a net loss of $(7,655) for the three months ended November 30, 2002, as compared to revenues of $6,440 and a net loss of $(1,928) for the three months ended November 30, 2001. Cost of revenues were $7,401 for the three months ended November 30, 2002, as compared to $4,405 for the three months ended November 30, 2001. Our operating expenses, consisting of general and administrative expenses, were $10,961 for the three months ended November 30, 2002, as compared to $3,963 for the three months ended November 30, 2001. We realized a federal and state income tax benefit of $(2,000) during the three months ended November 20, 2002.

Inception (January 22, 2001) to November 30, 2002
-------------------------------------------------

     We realized revenues of $68,176 and incurred a net loss of $(18,527) for the period from inception (January 22, 2001) to November 30, 2002. Cost of revenues were $48,953 for the period. Our operating expenses, consisting of general and administrative expenses, were $45,020 for the the period. We realized a federal and state income tax benefit of $(2,000) during the fiscal year ended August 31, 2002. We also realized a federal and state income tax benefit of $(2,000) during the quarter ended November 30, 2002.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of November 30, 2002, we had total assets of $45,459, consisting of current assets, including cash and cash equivalents of $33,971 and accounts receivable of $3,464, office equipment (less accumulated depreciation) of $4,024 and a deferred tax asset of $4,000. We had working capital of $29,949 at November 30, 2002, because of current assets totaling $37,435 and accounts payable of $7,486. We do not expect to experience working capital shortages in the foreseeable future unless our proposed private offering of common stock and/or other fund raising efforts fail and the balance of the proceeds in the amount of $51,700 realized from the public securities offering that was completed on July 29, 2002, has been expended. Our total shareholders' equity was $37,973 as of November 30, 2002, including an accumulated deficit of $(18,527). Our future success will be dependent upon:

     o Our ability to provide effective and competitive financial publishing services; and

     o Our ability to develop and provide new services that meet customers' changing requirements.

Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern if we are unable to generate sufficient revenue from operations after the funding from our securities offering completed in July 2002 has been expended.

     Net cash flows from operating activities were $(6,422) for the three months ended November 30, 2002, because of the net loss of $(7,655) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $1,233, during the period. For the three months ended November 30, 2002, net cash flows from investing and financing activities were $-0-. Cash decreased by $(6,422) from $40,393 at the beginning of the period to $33,971 at the end of the period, because of the above-described factors.

     Net cash flows from operating activities were $(14,576) for the period from inception (January 22, 2001) to November 30, 2002, because of the net loss of $(18,527) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $3,951, during the period. For the period from inception (January 22, 2001) to November 30, 2002, net cash flows from investing activities were $(3,153). Net cash flows from financing activities were $51,700 in equity financing received from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002. Cash increased by $33,971 from $-0- at inception to $33,971 at the end of the period, because of the above-described factors.

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

     (c) We sold no equity securities during the quarter ended November 30, 2002, covered by this report.

     (d) We filed Registration Statement Number 333-74846 under the Securities Act of 1933 for the registration of a minimum of 1,000,000, and a maximum of 2,000,000, shares of common stock. The aggregate price of the minimum 1,000,000 shares of common stock registered was $200,000 and the aggregate price of the maximum 2,000,000 shares registered was $100,000. Common stock was the only class of stock registered in the offering. The Registration Statement became effective with the Securities and Exchange Commission on June 21, 2002. The offering commenced on June 21, 2002, and terminated on July 29, 2002, before the sale of all 2,000,000 shares registered. We sold 1,034,000 shares of common stock at a price of $.05 per share for gross proceeds of $51,700 prior to the termination of the offering. The offering was self-underwritten and, accordingly, there was no managing underwriter. There were no expenses incurred for our account in connection with the issuance and distribution of the shares of common stock for underwriting discounts and commissions, finders' fees or expenses paid to or for underwriters. We realized net proceeds of $47,430 from the offering, after the payment of total expenses of $4,270 for auditing, transfer agent and blue sky fees and the Securities and Exchange Commission filing fee. The net proceeds of the offering were expended, through the end of the three months ended November 30, 2002, covered by this report for the following purposes:

     o    Professional fees - $5,102

     o    Office expenses - $1,213

The above-listed expenditures were not direct or indirect payments to directors, officers, 10% shareholders, affiliates or their associates. Our expenditure of the proceeds from the offering to date on the above-listed items does not represent a material change from the use of proceeds described in the prospectus.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     We have no indebtedness as of the date of this report. On August 16, 2002, we paid the outstanding balance of $14,916 of a promissory note with the proceeds from our public securities offering completed in July 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended November 30, 2002, covered by this report.

Item 5.  Other Information.
---------------------------

     There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Index to Exhibits.

Item
Number                                   Description
------       -------------------------------------------------------------------

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

10.4**       Form of Subscription Agreement.

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------

     *Incorporated by reference to the Registration Statement on Form 10-SB (File No. 333-74846) filed November 30, 2000.

     **Incorporated by reference to the Amendment Number 1 to the Registration Statement on Form 10-SB (File No. 333-74846) filed February 7, 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 30, 2002, for which this report is filed.


                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended November 30, 2002, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PACIFIC INTERMEDIA, INC.



Date:  January 17, 2003                      By: /s/ Tina M. Bogani
                                                 -----------------------------
                                                     Tina M. Bogani, President

                                 Certifications
                                 --------------

I, Tina M. Bogani, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pacific InterMedia, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003

/s/ Tina M. Bogani
----------------------------------
Tina M. Bogani
President, Chief Executive Officer
and Chief Financial Officer