Form 10QSB
period 2003-02-28
PACIFIC INTERMEDIA INC
filed 2003-04-14
CIK 1163300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from               to
                                              -------------    -------------

                        Commission file number 333-74846

                            Pacific InterMedia, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                   84-1480636
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

            3354 South Flower Street, # 61, Lakewood, Colorado 80227
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,034,000 shares of common stock, $.001 par value per share, outstanding as of April 14, 2002.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                              -----   -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
------------------------------








                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                February 28, 2003

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 28, 2003



     ASSETS
     ------

CURRENT ASSETS
     Cash and cash equivalents                                  $     25,270
     Accounts receivable                                               5,876
                                                                --------------

         Total current assets                                         31,146

EQUIPMENT - AT COST
     Office equipment                                                  9,117
     Less accumulated depreciation                                     3,116
                                                                --------------

                                                                       6,001

Deferred tax asset                                                     4,000
                                                                --------------

         TOTAL ASSETS                                           $     41,147
                                                                ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                           $      5,704
                                                                --------------

         Total current liabilities                                     5,704

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 10,000,000
         shares authorized; 4,034,000 shares issued
         and outstanding                                               4,034
     Additional paid-in capital                                       52,916
     Deficit accumulated during the development stage                (21,507)
                                                                --------------

                                                                      35,443
                                                                --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     41,147
                                                                ==============









    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                     Inception
                                                (January 22, 2001)    Three months       Three months       Six months
                                                         to               ended              ended              ended
                                                 February 28, 2003  February 28, 2003  February 28, 2002  February 28, 2003
                                                 -----------------  -----------------  -----------------  -----------------


Revenues                                         $        80,270    $        12,094    $        14,200    $        20,801

Cost of goods sold                                        59,609             10,656              5,003             18,057
                                                 -----------------  -----------------  -----------------  -----------------

     Gross profit                                         20,661              1,438              9,197              2,744

General and administrative expenses                       49,438              4,418              7,755             15,379
                                                 -----------------  -----------------  -----------------  -----------------

     Net income (loss) from operations                   (28,777)            (2,980)             1,442            (12,635)

     Gain on sale of equipment                             3,270                  -                  -                  -
                                                 -----------------  -----------------  -----------------  -----------------

     Net income (loss) before income taxes               (25,507)            (2,980)             1,442            (12,635)

Federal and state income tax benefit                      (4,000)                 -                  -             (2,000)
                                                 -----------------  -----------------  -----------------  -----------------

     NET INCOME (LOSS)                                   (21,507)            (2,980)             1,442            (10,635)

Deficit accumulated during the development stage

     Balance, beginning of period                              -            (18,527)            (7,951)           (10,872)
                                                 -----------------  -----------------  -----------------  -----------------

     Balance, end of period                      $       (21,507)   $       (21,507)   $        (6,509)   $       (21,507)
                                                 =================  =================  =================  =================

NET INCOME (LOSS) PER SHARE                      $         (0.01)   $             -    $             -    $             -
                                                 =================  =================  =================  =================

WEIGHTED AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                         3,288,495          4,034,000          3,000,000          4,034,000
                                                 =================  =================  =================  =================


                                                    Six months
                                                       ended
                                                 February 28, 2002
                                                 -----------------


Revenues                                         $        20,640

Cost of goods sold                                         9,408
                                                 -----------------

     Gross profit                                         11,232

General and administrative expenses                       11,718
                                                 -----------------

     Net income (loss) from operations                      (486)

     Gain on sale of equipment                                 -
                                                 -----------------

     Net income (loss) before income taxes                  (486)

Federal and state income tax benefit                           -
                                                 -----------------

     NET INCOME (LOSS)                                      (486)

Deficit accumulated during the development stage

     Balance, beginning of period                         (6,023)
                                                 -----------------

     Balance, end of period                      $        (6,509)
                                                 =================

NET INCOME (LOSS) PER SHARE                                    -
                                                 =================

WEIGHTED AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                         3,000,000
                                                 =================


    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                             Inception
                                                         (January 22, 2001)      Six months          Six months
                                                                 to                ended               ended
                                                         February 28, 2003   February 28, 2003   February 28, 2002
                                                         -----------------   -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        (21,507)    $       (10,635)                (486)
Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Gain on sale of equipment                                (3,270)                  -                    -
        Stock for services                                        3,000                   -                    -
        Donated rent                                              2,250                 900                  450
        Depreciation                                              3,116               1,164                  826
        Increase in accounts receivable                          (5,876)                (55)              (6,249)
        Increase in prepaid expenses                                  -                   -                  200
        Increase in deferred tax asset                           (4,000)             (2,000)                   -
        Decrease in customer deposits                                 -              (2,658)                   -
        Increase in accounts payable                              5,704                 855                1,098
                                                        -----------------   -----------------   -----------------

           Net cash flows from operating activities             (20,583)            (12,429)              (4,161)
                                                        -----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                              6,150                   -                    -
     Purchase of equipment                                      (11,997)             (2,694)              (3,394)
                                                        -----------------   -----------------   -----------------

           Net cash flows from investing activities              (5,847)             (2,694)              (3,394)
                                                        -----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note payable                                  15,000                   -                3,116
     Payments on note payable                                   (15,000)                  -               (3,200)
     Proceeds from issuance of common stock                      51,700                   -                    -
                                                        -----------------   -----------------   -----------------


           Net cash flows from financing activities              51,700                   -                  (84)
                                                        -----------------   -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                            25,270             (15,123)              (7,639)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                             -               40,393                8,270
                                                        -----------------   -----------------   -----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                      $        25,270     $        25,270     $            631
                                                        =================   =================   ==================














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

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements within the meaning of the federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "intend," "plan," "believe," "expect," "estimate" and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, we disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

General
-------

     We offer financial publishing services including only EDGAR filing services through the date of this report. We are in the development stage. Through the date of this report, we have generated only minimal service revenue and we have realized a net loss from operations. For the three months ended February 28, 2003, we realized revenues of $12,094 and a net loss of $(2,980), or $-0- per share. Operating expenses for the period were general and administrative expenses of $4,418. For the period from inception (January 22, 2001) to February 28, 2003, we realized revenues of $80,270 and a net loss of $(21,507), or $(.01) per share. Operating expenses for the period were general and administrative expenses of $49,438. We realized gross proceeds of $51,700 from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002.

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

Plan of Operation
-----------------

     We are unable to calculate the exact cost of our plan of operation over the twelve months ending July 2003 following the completion of our public securities offering on July 29, 2002. However, out of the gross proceeds in the amount of $51,700 realized from the offering, we have spent the sum of $26,430, representing approximately 51% of the proceeds, through February 28, 2003. Additionally, we have expended approximately $28,000 in service revenue realized during the period from August 1, 2002, through February 28, 2003. Accordingly, we estimate that we have expended a total of approximately $54,430 in the implementation of our plan of operation during the period from August 1, 2002, through February 28, 2003. The plan of operation over this period continues to focus upon marketing and advertising our EDGAR conversion and filing services and proposed financial publishing services, including article and press release composition and publication or dissemination and brochure development, and retaining expert consultants to assist us in preparing the articles, news releases and brochures. To accomplish this, we intend to use an integrated marketing campaign incorporating online advertising and traditional broadcast media that has not yet been implemented. We have allocated the sum of $3,500 out of the proceeds from our recently completed public securities offering for marketing and advertising during the one-year period ending July 2003. We have allocated $5,600 of the proceeds received from this offering for the purchase of furniture and equipment. Since the date of our inception on January 22, 2001, through February 28, 2003, we have expended a total of $11,997 from operating revenues and offering proceeds ($2,694) for the purchase of equipment, including computer hardware and software. Except for the employment of one administrative employee on a part-time basis for which $5,000 of the offering proceeds has been allocated, we do not expect a significant change in the number of employees for the next twelve months. We have not yet employed this administrative employee. If we are successful in our efforts to raise significant additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing and to employ personnel or retain expert consultants as independent contractors to write and/or publish articles, press releases and brochures for us. The number of such experts that we are able to employ or retain as independent consultants is dependent upon the availability of capital in addition to the proceeds of the offering completed in July 2002.

     We do not believe that it will be necessary to raise additional funds to meet the expenditures required for operating our business through July 2003.

However, the full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in addition to that realized from our recently completed securities offering and/or achieve significant profits from operations. We believe that we may not realize significant profits from operations through July 2003. We abandoned our prior plans to conduct a private offering of common stock to raise additional capital. We cannot be certain that other efforts to raise equity and/or debt financing will be successful. If other fund raising efforts fail, we believe that we may need to raise additional funds after July 2003 to meet the expenditures required for operating our business. In the event that our capital raising efforts yield only limited additional financing, we expect our opportunities in the financial publishing business to be limited. Further, even if we succeed in obtaining the level of funding necessary to fully implement our business plan and proposed integrated marketing campaign and employ or retain the necessary experts in financial publishing and, in turn, obtain a sizable customer base, this will not ensure the realization by us of profits from operations.

Milestones
----------

     The steps needed to make Pacific InterMedia, Inc., operational and successful are the following:

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

We are currently in the process of achieving the step of marketing and building the "Pacific InterMedia" brand name and our EDGAR conversion and filing and other financial publishing services through word of mouth, generated by serving a number of high-profile, local customers. Since the date of our inception on January 22, 2001, through February 28, 2003, we have expended a total of $11,997 for the purchase of computer hardware and software required to upgrade and enhance our systems and infrastructure. However, funding for the completion of these steps is dependent upon the receipt of additional capital from equity and/or debt financing and/or the realization of profits from operations. Because we are dependent upon funding in addition to the proceeds of our recent securities offering to achieve the milestones needed to make Pacific InterMedia operational and successful, we are unable to anticipate the timing of these milestones. Further, because we have only commenced the first two milestones listed above, we are not yet able to determine the costs associated with each milestone. Although we do not know the ultimate cost of completing the steps necessary in order to become fully-operational and profitable, we have purchased the equipment needed for the foreseeable future and we expect to initiate a limited marketing campaign with the proceeds received from our offering of common stock completed in July 2002. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to write and/or publish articles, press releases and brochures for us. The required funds will not be available from our securities offering completed in July 2002 and we cannot be certain that we will be able to raise these funds. We have a number of customers and prospective customers for our EDGAR formatting and filing services, and have received limited revenues of $80,270 and incurred operating expenses of $(49,438) through February 28, 2003.

Results of Operations
---------------------

Three Months Ended  February 28, 2003,  Compared to Three Months Ended  February
--------------------------------------------------------------------------------
28, 2002
--------

     We realized revenues of $12,094 and incurred a net loss of $(2,980) for the three months ended February 28, 2003, as compared to revenues of $14,200 and net income of $1,442 for the three months ended February 28, 2002. Cost of goods sold was $10,656 for the three months ended February 28, 2003, as compared to $5,003 for the three months ended February 28, 2002. Our operating expenses, consisting of general and administrative expenses, were $4,418 for the three months ended February 28, 2003, as compared to $7,755 for the three months ended February 28, 2002.

Six Months Ended  February 28, 2003,  Compared to Six Months Ended  February 28,
--------------------------------------------------------------------------------
2002
----

     We realized revenues of $20,801 and incurred a net loss of $(10,635) for the six months ended February 28, 2003, as compared to revenues of $20,640 and a net loss of $(486) for the six months ended February 28, 2002. Cost of goods sold was $18,057 for the six months ended February 28, 2003, as compared to $9,408 for the six months ended February 28, 2002. Our operating expenses, consisting of general and administrative expenses, were $15,379 for the six months ended February 28, 2003, as compared to $11,718 for the six months ended February 28, 2002. We realized a federal and state income tax benefit of $(2,000) during the six months ended February 28, 2003.

Inception (January 22, 2001) to February 28, 2003
-------------------------------------------------

     We realized revenues of $80,270 and incurred a net loss of $(21,507) for the period from inception (January 22, 2001) to February 28, 2003. Cost of goods sold was $59,609 for the period from inception (January 22, 2001) to February 28, 2003. Our operating expenses, consisting of general and administrative expenses, were $49,438 for the period. We realized a federal and state income tax benefit of $(4,000) during the period.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of February 28, 2003, we had total assets of $31,146, consisting of current assets, including cash and cash equivalents of $25,270 and accounts receivable of $5,876, office equipment (less accumulated depreciation) of $6,001 and a deferred tax asset of $4,000. We had working capital of $25,442 at February 28, 2003, because of current assets totaling $31,146 and accounts payable of $5,704. We do not expect to experience working capital shortages in the foreseeable future unless our fund raising efforts fail and the balance of the proceeds in the amount of $51,700 realized from the public securities offering that was completed on July 29, 2002, has been expended. Our total shareholders' equity was $35,443 as of February 28, 2003, including an accumulated deficit of $(21,507). Our future success will be dependent upon:

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

     Net cash flows from operating activities was $(12,429) for the six months ended February 28, 2003, because of the net loss of $(10,635) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $(1,794), during the period. For the six months ended February 28, 2003, net cash flows from investing activities was $(2,694) because of the purchase of equipment and net cash flows from financing activities was $-0-. Cash decreased by $(15,123) from $40,393 at the beginning of the period to $25,270 at the end of the period, because of the above-described factors.

     Net cash flows from operating activities was $(20,583) for the period from inception (January 22, 2001) to February 28, 2003, because of the net loss of $(21,507) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $924, during the period. For the period from inception (January 22, 2001) to February 28, 2003, net cash flows from investing activities was $(5,847) because of the proceeds of $6,150 from the sale of equipment and the purchase of equipment ($(11,997)). Net cash flows from financing activities was $51,700 in equity financing received from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002, and proceeds of $15,000 from a promissory note payable and payments on the promissory note payable ($(15,000)). Cash increased by $25,270 from $-0- at the beginning of the period to $25,270 at the end of the period, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

                          PART II -- OTHER INFORMATION
                          ----------------------------

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

     (c) We sold no equity securities during the quarter ended February 28, 2003, covered by this report.

     (d) We filed Registration Statement Number 333-74846 under the Securities Act of 1933 for the registration of a minimum of 1,000,000, and a maximum of 2,000,000, shares of common stock. The aggregate price of the minimum 1,000,000 shares of common stock registered was $200,000 and the aggregate price of the maximum 2,000,000 shares registered was $100,000. Common stock was the only class of stock registered in the offering. The Registration Statement became effective with the Securities and Exchange Commission on June 21, 2002. The offering commenced on June 21, 2002, and terminated on July 29, 2002, before the sale of all 2,000,000 shares registered. We sold 1,034,000 shares of common stock at a price of $.05 per share for gross proceeds of $51,700 prior to the termination of the offering. The offering was self-underwritten and, accordingly, there was no managing underwriter. There were no expenses incurred for our account in connection with the issuance and distribution of the shares of common stock for underwriting discounts and commissions, finders' fees or expenses paid to or for underwriters. We realized net proceeds of $47,430 from the offering, after the payment of total expenses of $4,270 for auditing, transfer agent and blue sky fees and the Securities and Exchange Commission filing fee. The net proceeds of the offering were expended, through the end of the three months ended February 28, 2003, covered by this report for the following purposes:

     o    Payment of outstanding balance of promissory note - $14,916

     o    Professional fees - $7,479

     o    Web site  hosting and  purchase of computer  hardware  and  software -
          $3,116

     o    Software installation - $435

     o    Telephone expense - $340

     o    Office supplies - $144

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended February 28, 2003, covered by this report.

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------

     *Incorporated by reference to the Registration Statement on Form 10-SB (File No. 333-74846) filed November 30, 2000.

     **Incorporated by reference to the Amendment Number 1 to the Registration Statement on Form 10-SB (File No. 333-74846) filed February 7, 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended February 28, 2003, for which this report is filed.


                                   SIGNATURES
                                   ----------

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended February 28, 2003, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PACIFIC INTERMEDIA, INC.



Date:  April 14, 2003                            By: /s/ Tina M. Bogani
                                                     ---------------------------
                                                       Tina M. Bogani, President