Form 10QSB
period 2003-05-31
PACIFIC INTERMEDIA INC
filed 2003-07-14
CIK 1163300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _____________ to _____________

                        Commission file number 333-74846

                            Pacific InterMedia, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-1480636
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             3354 South Flower Street, #61, Lakewood, Colorado 80227
             -------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,034,000 shares of common stock, $.001 par value per share, outstanding as of July 1, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                               -----    -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
------------------------------













                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                  May 31, 2003

                                    CONTENTS
                                    --------




                                                                         Page
                                                                         ----


BALANCE SHEET                                                             F-1

STATEMENTS OF OPERATIONS                                                  F-2

STATEMENTS OF CASH FLOWS                                                  F-3

NOTES TO FINANCIAL STATEMENTS                                             F-4

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  May 31, 2003


     ASSETS
     ------

CURRENT ASSETS
     Cash and cash equivalents                                    $     24,326
     Accounts receivable                                                 8,512
                                                                  --------------

         Total current assets                                           32,838

EQUIPMENT - AT COST
     Office equipment                                                    9,117
     Less accumulated depreciation                                       3,697
                                                                  --------------

                                                                         5,420

Deferred tax asset                                                       4,000
                                                                  --------------

         TOTAL ASSETS                                             $     42,258
                                                                  ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                             $      7,436
                                                                  --------------

         Total current liabilities                                       7,436

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 10,000,000
         shares authorized; 4,034,000 shares issued and
         outstanding                                                     4,034
     Additional paid-in capital                                         53,366
     Deficit accumulated during the development stage                  (22,578)
                                                                  --------------

                                                                        34,822
                                                                  --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     42,258
                                                                  ==============











    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                     Inception
                                                 (January 22, 2001)  Three months    Three months    Nine months     Nine months
                                                         to             ended           ended           ended           ended
                                                    May 31, 2003     May 31, 2003    May 31, 2002    May 31, 2003    May 31, 2002
                                                  ----------------  --------------  --------------  --------------  --------------


Revenues                                          $       93,618    $     13,348    $     13,180    $     34,149    $     33,820

Cost of goods sold                                        69,772          10,163          15,755          28,220          25,163
                                                  ----------------  --------------  --------------  --------------  --------------

    Gross profit (loss)                                   23,846           3,185          (2,575)          5,929           8,657

General and administrative expenses                       53,694           4,256           3,015          19,635          14,733
                                                  ----------------  --------------  --------------  --------------  --------------

    Net loss from operations                             (29,848)         (1,071)         (5,590)        (13,706)         (6,076)

    Gain on sale of equipment                              3,270               -               -               -               -
                                                  ----------------  --------------  --------------  --------------  --------------

    Net loss before income taxes                         (26,578)         (1,071)         (5,590)        (13,706)         (6,076)

Federal and state income tax benefit                      (4,000)              -               -          (2,000)              -
                                                  ----------------  --------------  --------------  --------------  --------------

    NET LOSS                                             (22,578)         (1,071)         (5,590)        (11,706)         (6,076)

Deficit accumulated during the development stage

    Balance, beginning of period                               -         (21,507)         (6,509)        (10,872)         (6,023)
                                                  ----------------  --------------  --------------  --------------  --------------

    Balance, end of period                        $      (22,578)   $    (22,578)   $    (12,099)   $    (22,578)   $    (12,099)
                                                  ================  ==============  ==============  ==============  ==============

NET INCOME (LOSS) PER SHARE                       $        (0.01)   $          -    $          -    $          -    $          -
                                                  ================  ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                         3,368,340       4,034,000       3,000,000       4,034,000       3,000,000
                                                  ================  ==============  ==============  ==============  ==============


























    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                          Inception
                                                      (January 22, 2001)       Nine months           Nine months
                                                              to                  ended                 ended
                                                         May 31, 2003          May 31, 2003          May 31, 2002
                                                      ------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $        (22,578)     $        (11,706)     $         (6,076)
Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Gain on sale of equipment                               (3,270)                    -                     -
        Stock for services                                       3,000                     -                     -
        Donated rent                                             2,700                 1,350                   900
        Depreciation                                             3,697                 1,745                 1,284
        Increase in accounts receivable                         (8,512)               (2,691)               (8,106)
        Increase in prepaid expenses                                 -                     -                   200
        Increase in deferred tax asset                          (4,000)               (2,000)                    -
        Increase (decrease) in customer deposits                     -                (2,658)                2,658
        Increase in accounts payable                             7,436                 2,587                 9,932
                                                      ------------------    ------------------    ------------------

           Net cash flows from operating activities            (21,527)              (13,373)                  792
                                                      ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                             6,150                     -                     -
     Purchase of equipment                                     (11,997)               (2,694)               (3,394)
                                                      ------------------    ------------------    ------------------

           Net cash flows from investing activities             (5,847)               (2,694)               (3,394)
                                                      ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note payable                                 15,000                     -                 3,116
     Payments on note payable                                  (15,000)                    -                (3,200)
     Proceeds from issuance of common stock                     51,700                     -                     -
                                                      ------------------    ------------------    ------------------

           Net cash flows from financing activities             51,700                     -                   (84)
                                                      ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           24,326               (16,067)               (2,686)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                             -                40,393                 8,270
                                                      ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                    $         24,326      $         24,326      $          5,584
                                                      ==================    ==================    ==================
















    The accompanying notes are an integral part of the financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003


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

General
-------

     We offer financial publishing services including only EDGAR filing services through the date of this report. We are in the development stage. Through the date of this report, we have generated only minimal service revenue and we have realized a net loss from operations. For the three months ended May 31, 2003, we realized revenues of $13,348 and a net loss of $(1,071), or $-0- per share. Operating expenses for the period were general and administrative expenses of $4,256. For the period from inception (January 22, 2001) to May 31, 2003, we realized revenues of $93,618 and a net loss of $(22,578), or $(.01) per share. Operating expenses for the period were general and administrative expenses of $53,694. We realized gross proceeds of $51,700 from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002.

     The success of our business is dependent upon our ability to fully develop our financial publishing services and deliver services on a timely and cost-effective basis. We must also attract and retain qualified expert consultants to provide us with assistance in preparing articles, press releases and brochures and their contacts with financial and trade publications likely to publish articles about our customers. Although we were unable to initiate the article and press release composition and publication and brochure development segment of our financial publishing business during the first year subsequent to the completion of our public securities offering in July 2002, we intend, subject to available financing, to do so in the second year ending July 2004. We cannot be certain that:

     o    Future service revenue will be significant;

     o    Any sales will be profitable; or

     o We will achieve commercial acceptance for any of our financial publishing services in the future.

The likelihood of our success will also depend upon our ability to:

     o Raise additional capital from equity and/or debt financing to overcome the problems and risks described herein;

     o Absorb the expenses and delays frequently encountered in the operation of a development-stage business; and

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

Plan of Operation
-----------------

     We are unable to calculate the exact cost of our plan of operation over the twelve months ending July 2004. We completed our initial public securities offering on July 29, 2002. However, out of the gross proceeds in the amount of $51,700 realized from the offering, we have spent the sum of $31,430, representing approximately 61% of the proceeds, through July 1, 2003. The plan of operation over this period continues to focus upon marketing and advertising our EDGAR conversion and filing services and proposed financial publishing services, including article and press release composition and publication or dissemination and brochure development, and retaining expert consultants to assist us in preparing the articles, news releases and brochures. To accomplish this, we intend to use an integrated marketing campaign incorporating online advertising and traditional broadcast media that has only recently been commenced. We had allocated the sum of $3,500 out of the proceeds from our public securities offering completed in July 2002 for marketing and advertising during the one-year period ending July 2003. In April 2003, we spent $208 to print and mail postcards to prospective customers advertising our EDGAR filing services. We had allocated $5,600 of the proceeds received from this offering for the purchase of furniture and equipment during this period. Since the date of our inception on January 22, 2001, through July 1, 2003, we expended a total of $11,997 from operating revenues and offering proceeds ($2,694) for the purchase of equipment, including computer hardware and software. Except for the employment of one administrative employee on a part-time basis for which $5,000 of the offering proceeds had been allocated, we do not expect a significant change in the number of employees for the next twelve months. We have not yet employed this administrative employee. If we are successful in our efforts to raise significant additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing and to employ personnel or retain expert consultants as independent contractors to write and/or publish articles, press releases and brochures for us. The number of such experts that we are able to employ or retain as independent consultants is dependent upon the availability of capital in addition to the proceeds of the offering completed in July 2002.

     We believe that it will be necessary to raise additional funds to meet the expenditures required for operating our business through July 2004. The full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in addition to that realized from our securities offering completed in July 2002 and/or achieve significant profits from operations. We have not realized significant profits from operations to date. We abandoned our prior plans to conduct a private offering of common stock to raise additional capital. We cannot be certain that other efforts to raise equity and/or debt financing will be successful. We need to raise additional funds during the next twelve months through July 2004 to meet the expenditures required for operating our business. In the event that our capital raising efforts yield only limited additional financing, we expect our opportunities in the financial publishing business to be limited. Further, even if we succeed in obtaining the level of funding necessary to fully implement our business plan and proposed integrated marketing campaign and employ or retain the necessary experts in financial publishing and, in turn, obtain a sizable customer base, this will not ensure the realization by us of profits from operations.

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

We are currently in the process of achieving the step of marketing and building the "Pacific InterMedia" brand name and our EDGAR conversion and filing and other financial publishing services through word of mouth, generated by serving a number of high-profile, local customers and a recent mailing of postcards advertising our EDGAR filing services to prospective customers. Since the date of our inception on January 22, 2001, through July 1, 2003, we have expended a total of $11,997 for the purchase of computer hardware and software required to upgrade and enhance our systems and infrastructure. However, funding for the completion of these steps is dependent upon the receipt of additional capital from equity and/or debt financing and/or the realization of profits from operations. Because we are dependent upon funding in addition to the proceeds of our securities offering completed in July 2002 to achieve the milestones needed to make Pacific InterMedia operational and successful, we are unable to anticipate the timing of these milestones. Further, because we have only commenced the first and second milestones listed above, we are not yet able to determine the costs associated with each milestone. Although we do not know the ultimate cost of completing the steps necessary in order to become fully-operational and profitable, we have purchased the equipment needed for the foreseeable future and we have initiated a limited marketing campaign with the proceeds received from our offering of common stock completed in July 2002. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to write and/or publish articles, press releases and brochures for us. The required funds will not be available from our securities offering completed in July 2002 and we cannot be certain that we will be able to raise these funds. We have a number of customers and prospective customers for our EDGAR formatting and filing services, and have received limited revenues of $93,618 and incurred operating expenses of $(53,694) through May 31, 2003.

Results of Operations
---------------------

Three Months Ended May 31, 2003, Compared to Three Months Ended May 31, 2002
----------------------------------------------------------------------------

     We realized revenues of $13,348 and incurred a net loss of $(1,071) for the three months ended May 31, 2003, as compared to revenues of $13,180 and a net loss of $(5,590) for the three months ended May 31, 2002. Cost of goods sold was $10,163 for the three months ended May 31, 2003, as compared to $15,755 for the three months ended May 31, 2002. Our operating expenses, consisting of general and administrative expenses, were $4,256 for the three months ended May 31, 2003, as compared to $3,015 for the three months ended May 31, 2002.

Nine Months Ended May 31, 2003, Compared to Nine Months Ended May 31, 2002
--------------------------------------------------------------------------

     We realized revenues of $34,149 and incurred a net loss of $(11,706) for the nine months ended May 31, 2003, as compared to revenues of $33,820 and a net loss of $(6,076) for the nine months ended May 31, 2002. Cost of goods sold was $28,220 for the nine months ended May 31, 2003, as compared to $25,163 for the nine months ended May 31, 2002. Our operating expenses, consisting of general and administrative expenses, were $19,635 for the nine months ended May 31, 2003, as compared to $14,733 for the nine months ended May 31, 2002. We realized a federal and state income tax benefit of $(2,000) during the nine months ended May 31, 2003.

Inception (January 22, 2001) to May 31, 2003
--------------------------------------------

     We realized revenues of $93,618 and incurred a net loss of $(22,578) for the period from inception (January 22, 2001) to May 31, 2003. Cost of goods sold was $69,772 for the period from inception (January 22, 2001) to May 31, 2003. Our operating expenses, consisting of general and administrative expenses, were $53,694 for the period. We realized a federal and state income tax benefit of $(4,000) during the period.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of May 31, 2003, we had total assets of $42,258, consisting of current assets, including cash and cash equivalents of $24,326 and accounts receivable of $8,512, office equipment (less accumulated depreciation) of $5,420 and a deferred tax asset of $4,000. We had working capital of $25,402 at May 31, 2003, because of current assets totaling $32,838 and accounts payable of $7,436. We do not expect to experience working capital shortages in the foreseeable future unless our fund raising efforts fail and the balance of the proceeds in the amount of $51,700 realized from the public securities offering that was completed on July 29, 2002, has been expended. Our total shareholders' equity was $34,822 as of May 31, 2003, including an accumulated deficit of $(22,578). Our future success will be dependent upon:

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

     Net cash flows from operating activities was $(13,373) for the nine months ended May 31, 2003, because of the net loss of $(11,706) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $(1,667), during the period. For the nine months ended May 31, 2003, net cash flows from investing activities was $(2,694) because of the purchase of equipment and net cash flows from financing activities was $-0-. Cash decreased by $(16,067) from $40,393 at the beginning of the period to $24,326 at the end of the period, because of the above-described factors.

     Net cash flows from operating activities was $(21,527) for the period from inception (January 22, 2001) to May 31, 2003, because of the net loss of $(22,578) incurred, and the adjustments to reconcile net loss to net cash flows from operating activities totaling $1,051, during the period. For the period from inception (January 22, 2001) to May 31, 2003, net cash flows from investing activities was $(5,847) because of the proceeds of $6,150 from the sale of equipment and the purchase of equipment ($(11,997)). Net cash flows from financing activities was $51,700 in equity financing received from the sale of 1,034,000 shares of common stock at $.05 per share in a public securities offering that was completed on July 29, 2002, and proceeds of $15,000 from a promissory note payable and payments on the promissory note payable ($(15,000)). Cash increased by $24,326 from $-0- at the beginning of the period to $24,326 at the end of the period, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

Item 3.  Controls and Procedures.
---------------------------------

     (a)  Evaluation of disclosure controls and procedures.

     Our President, Chief Executive Officer, Secretary, Treasurer and Chief Financial and Accounting Officer, Ms. Tina M. Bogani, has concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Act of 1934, based on her evaluation of these controls and procedures as of May 31, 2003, are effective and that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

     (b)  Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     (c) We sold no equity securities during the quarter ended May 31, 2003, covered by this report.

     (d) We filed Registration Statement Number 333-74846 under the Securities Act of 1933 for the registration of a minimum of 1,000,000, and a maximum of 2,000,000, shares of common stock. The aggregate price of the minimum 1,000,000 shares of common stock registered was $200,000 and the aggregate price of the maximum 2,000,000 shares registered was $100,000. Common stock was the only class of stock registered in the offering. The Registration Statement became effective with the Securities and Exchange Commission on June 21, 2002. The offering commenced on June 21, 2002, and terminated on July 29, 2002, before the sale of all 2,000,000 shares registered. We sold 1,034,000 shares of common stock at a price of $.05 per share for gross proceeds of $51,700 prior to the termination of the offering. The offering was self-underwritten and, accordingly, there was no managing underwriter. There were no expenses incurred for our account in connection with the issuance and distribution of the shares of common stock for underwriting discounts and commissions, finders' fees or expenses paid to or for underwriters. We realized net proceeds of $47,430 from the offering, after the payment of total expenses of $4,270 for auditing, transfer agent and blue sky fees and the Securities and Exchange Commission filing fee. The net proceeds of the offering were expended, through the end of the three months ended May 31, 2003, covered by this report for the following purposes:

     o    Payment of outstanding balance of promissory note - $14,916

     o    Professional fees - $8,831

     o    Web site  hosting and  purchase of computer  hardware  and  software -
          $3,694

     o    Web site update and software installation and maintenance - $1,090

     o    Renewal of EDGAR filing software subscription - $883

     o    Telephone expense - $533

     o    Computer diagnostics and repair - $300

     o    Travel - $285

     o    Transfer agent fees - $217

     o    Marketing (printing and mailing of postcards) - $208

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended May 31, 2003, covered by this report.

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------

     *Incorporated by reference to the Registration Statement on Form 10-SB (File No. 333-74846) filed November 30, 2000.

     **Incorporated by reference to the Amendment Number 1 to the Registration Statement on Form 10-SB (File No. 333-74846) filed February 7, 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended May 31, 2003, for which this report is filed.


                                   SIGNATURES
                                   ----------

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended May 31, 2003, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PACIFIC INTERMEDIA, INC.


Date:  July 1, 2003                                By: /s/ Tina M. Bogani
                                                       -------------------------
                                                       Tina M. Bogani, President

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

Date: July 1, 2003

/s/ Tina M. Bogani
----------------------------------
Tina M. Bogani
President, Chief Executive Officer
and Chief Financial Officer