Form 10KSB
period 2003-08-31
PACIFIC INTERMEDIA INC
filed 2003-12-11
CIK 1163300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended       August 31, 2003
                                  --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                    -------------       -----------------

                        Commission file number   333-74846
                                               -------------


                            Pacific InterMedia, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                          65 Enterprise Road, Suite 420
                          Aliso Viejo, California 92656
                                 (949) 330-6540
           ----------------------------------------------------------
           (Address of principal executive office & telephone number)

             Colorado                                 84-1480636
     ------------------------               -------------------------------
     (State of incorporation)               (IRS Employer Identification #)


     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]  Check whether the issuer (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for the most recent fiscal year: $44,093

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $51,700 as of October 13, 2003. Such common equity held by non-affiliates represents 1,034,000 shares. Because of the absence of an established trading market for such common stock, the registrant is unable to calculate an aggregate market value on the basis of the average bid and asked price of such common equity, as of a specified date within the last 60 days.

     The number of shares outstanding of Pacific InterMedia, Inc. common stock was 4,034,000 as of October 13, 2003. On October 22, 2003, following completion of the Issuer's acquisition of Raptor Networks Technology, Inc., in a share-for-share exchange transaction, the number of shares outstanding of Pacific Intermedia, Inc.'s common stock was 20,195,256.

     Until December 2, 2003, Pacific InterMedia, Inc.'s common stock traded on the Over-The-Counter Bulletin Board under the symbol "PFII". On December 3, 2003, the Registrant's name was changed to "Raptor Networks Technology, Inc." and the common stock began trading under the symbol "RPTN".

                       Documents Incorporated by Reference
                       -----------------------------------

Pacific InterMedia, Inc. incorporates by reference no: (1) annual report to shareholders; (2) any proxy or information statement; nor, (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.


   Transitional Small Business Disclosure Format (check one): [ ] Yes [ X] No

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------



                                Table of Contents
                                -----------------


                                     Part I

Item 1.    Description of Business...........................................3
Item 2.    Description of Property...........................................3
Item 3.    Legal Proceedings.................................................4
Item 4.    Submission of Matters to a Vote of Security Holders...............4

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..........4
Item 6.    Management's Discussion and Analysis or Plan of Operation.........4
Item 7.    Financial Statements..............................................6
Item 8.    Changes and Disagreements with Accountants.......................16

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
Item 10.   Compliance with Section 16(a) of the Exchange Act................16
           Executive Compensation...........................................18
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................18
Item 12.   Certain Relationships and Related Transactions...................19
Item 13.   Exhibits and Reports on Form 8-K.................................19

     Signatures.............................................................21

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------

                                     PART I
                                     ------


         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific InterMedia, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and other similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.


Item 1.  Description of Business
--------------------------------

Pacific InterMedia, Inc., a development stage corporation ("Company" or "Registrant") was organized under the laws of the State of Colorado on January 22, 2001. Pacific InterMedia marketed and provided financial publishing services to small and mid-sized public companies. The Company offered a full range of EDGAR filing services to companies that desired to outsource the formatting and electronic filing of their registration statements, periodic reports and other forms with the U. S. Securities and Exchange Commission.

Pacific InterMedia, Inc. has generated minimal revenues since its inception. Its primary focus was organizational efforts, developing a marketing and business plan, and evaluating appropriate methods for obtaining interim funding. The Company's management realized a need to raise funds in order to proceed with marketing and business plan development and implementation and in fiscal year 2003, began exploring opportunities that would enhance shareholder value, and pursuing an opportunity for a business combination or acquisition.

On October 17, 2003, Pacific InterMedia, Inc. completed a business combination transaction with Raptor Networks Technology, Inc., a closely held California corporation ("Raptor"). The Registrant acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became a wholly-owned subsidiary of Pacific InterMedia, Inc. With completion of the overall acquisition transaction, Pacific InterMedia, Inc. terminated its previous commercial operations and, by and through Raptor Networks Technology, has become engaged in the data network switching industry; in the design, production, sales and service of standards-based and proprietary high speed switching technology applied to sophisticated inter-networking systems operating in a large variety of new and existing government and private sector network systems.

Raptor Networks Technology, Inc. was incorporated on July 24, 2003 following pre-incorporation design activity beginning in 2002 by its founders and is itself a start-up, development stage company.

Employees
---------

For the fiscal year ending August 31, 2003; Pacific InterMedia, Inc. had one employee; the sole officer and director of the Company.

Effective October 17, 2003; as a result of completing the acquisition of Raptor Networks Technology, and a change in control of the Registrant, the Company's officers have changed. See Directors, Executive Officers, Promoters and Control Persons, page 16.


Item 2.  Description of Property
--------------------------------

During the fiscal year ended August 31, 2003; Pacific InterMedia, Inc. owned no real property. Its offices located at 3354 South Flower Street, #61, Lakewood, Colorado 80227, were provided rent free, pursuant to an agreement with the Company's president.

Effective October 17, 2003; as a result of completing the acquisition of Raptor Networks Technology, the Registrant's principal office has been relocated to 65 Enterprise Road, Suite 420, Aliso Viejo, California 92656; where its telephone number is (949) 330-6540.

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


Item 3.  Legal Proceedings
--------------------------

Pacific InterMedia, Inc. has never been involved in any legal proceeding, and is not now subject to any pending legal proceedings. The Company is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any current officer, director and control shareholder of the Company, over the last five years.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted during the fiscal year ended August 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise. On November 21, 2003 at a Special Shareholders Meeting held in Denver, Colorado, the Company's shareholders approved change of the Company's name to "Raptor Networks Technology, Inc.", effective December 3, 2003.


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

For the fiscal year ending August 31, 2003 there is no established public trading market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol "PFII".

The quotations provided below are for the over the counter market and subsequent to October 17, 2003 presumably reflects completion of the Registrant's acquisition of its wholly-owned subsidiary Raptor Networks Technology, Inc. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices indicated have been obtained from sources believed to be reliable:

Period                                       Low              High
------                                       ---              ----
09/30/03 - 12/04/03                         $2.20             $6.00

The Company has never paid dividends. At present, the Company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of its business.

Holders
-------

The Registrant had 4,034,000 shares of common stock issued and outstanding on October 13, 2003, of which 1,034,000 are registered shares held by approximately 25 shareholders, and 3,000,000 shares were restricted stock held by the Company's founder, sole officer and director. On October 22, 2003, following completion of the Company's acquisition of Raptor as its wholly-owned subsidiary in a cashless, share-for-share exchange of common stock transaction, the Registrant had 20, 195,256 shares of its Common Stock outstanding of which some 1,034,000 are registered free-trading shares and 19,161,256 are restricted shares held by approximately 33 shareholders.


Item 6.  Management's  Discussion and Analysis or  Plan of Operation and Results
--------------------------------------------------------------------------------
of Operations
-------------

Pacific InterMedia, Inc. has generated minimal revenues since inception. Its primary focus has been organizational efforts, developing a marketing and business plan, and evaluating appropriate methods for obtaining interim funding. Pacific Intermedia's management realized a need to raise funds in order to proceed with marketing and business plan development and implementation. In fiscal year 2003, management began exploring opportunities that might enhance shareholder value, and began evaluating and pursuing an opportunity for a business combination or acquisition.

In September, 2003, the Company entered into an agreement to combine with Raptor Networks Technology, Inc. and on October 17, 2003, completed its acquisition of Raptor Networks Technology, Inc., a closely-held California corporation, as its wholly-owned subsidiary. With completion of the overall acquisition transaction, the Company terminated its previous commercial operations and, operating solely by and through Raptor Networks Technology, has become engaged in the data network switching industry; in the design, production, sales and service of standards-based and proprietary high speed switching technology applied to sophisticated inter-networking systems operating in a large variety of new and existing government and private sector systems. As an aspect of the acquisition

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


transaction on October 17, 2003, the officers and directors of Raptor Networks Technology, Inc. were appointed the management and the Directors of the Registrant, and its previous sole officer and director resigned in sequence.

Raptor Networks Technology has designed a series of related products called the Ether-Raptor line, a modular set of Ethernet switching components based on a common set of proprietary hardware and software modules which can be produced with line cards from base units. The management of Raptor Networks Technology considers the Ether-Raptor family of products to have nearly universal application to users' inter-networking requirements and can be utilized anywhere on a network where a switch is required.

Raptor Networks Technology has produced the first prototypes and has applied for nine process, or utility, patents for the Ether-Raptor product line series. All of the patent applications have been assigned to the Registrant. Software copyrights are complete and the first Raptor product, the Ether-Raptor 1010, is commercially available and is currently being marketed.

The Registrant's total revenue from operations decreased slightly, by $1,464 or 3.2%, from the comparable period in 2002 at $44,093 for the year ended August 31, 2003 as compared to total revenues of $45,557 for the year ended August 31, 2002. The decline was due to a reduction in filing fee revenues in the year ended August 31, 2003 arising from decreased EDGAR filing volume, the Registrant's sole source of revenue during the period.

Total expenses for the year ended August 31, 2003 increased in comparison with the year ended August 31, 2002 by $9,789, or 19%, from $51,406 to $61,195, due to an overall increase in general and administrative expense, predominantly arising from increased contract labor cost and increased legal fees incurred during the period.

Pacific Intermedia, Inc. sustained a net loss for the year ended August 31, 2003 of $14,102 compared to a net loss of $4,849 for the same period in 2002. The principal causes of the increase in net loss were the increase in general and administrative expense incurred and the relatively marginal decrease in revenue realized.

Subsequent Developments
-----------------------

Upon completion of the Company's acquisition of Raptor Networks Technology, Inc. on October 17, 2003, the Registrant terminated its previous commercial operations all together and began operations in the data networks switching business, solely by and through Raptor Networks Technology, Inc. Raptor is itself a start-up, development stage enterprise with negligible revenues from operations since its inception in mid-2003. Financial Statements for Raptor Networks Technology, Inc. and Pro Form Combined Financial Statements of the Registrant and Raptor Networks Technology, Inc. are due to be filed on December 16, 2003 by Amendment to the Registrant's Current Report on Form 8-K which original Current Report was dated October 17, 2003. Due to the Registrant's abandonment of its previous business in favor of adopting the business of its new subsidiary, the pro forma combined financials will likely not provide meaningful comparisons with the Registrant's prior fiscal periods. They will however present the current financial condition of the Registrant, still in the development stage, and now engaged in the data network switching business.

Going Concern Considerations
----------------------------

Raptor Networks Technology, Inc. has incurred losses from operations since inception and, while having secured substantial letters of intent to purchase its product systems equipment, to December 10, 2003, it has no sales commitments and has generated only negligible revenue. In order for the Registrant to sustain operations and implement its business plan, the Company will require additional capital to support operations until sufficient revenue from product sales is achieved. The Registrant expects its Raptor and Pro Forma financial statements when completed to express substantial going concern doubt arising from those circumstances.

The Registrant, while expecting to be generally influenced by changes in rates of inflation, interest rates and overall economic activity, does not anticipate that it will be significantly or particularly affected by future inflation in its data network switching business commercial activities.

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------



                              Financial Statements
                              --------------------



                                    Contents



                                                                       Page
                                                                       ----

Report of Independent Public Accountants                                7

Financial Statements

        Balance Sheet                                                   8

        Statement of Operations                                         9

        Statement of Stockholders' Equity (Deficit)                    10

        Statement of Cash Flows                                        11

        Notes to Financial Statements                                  13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



The Board of Directors and Stockholders of
Pacific InterMedia, Inc.


We have audited the accompanying balance sheet of Pacific InterMedia, Inc. (a development stage company) as of August 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended August 31, 2003 and 2002 and for the period from inception (January 22, 2001) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific InterMedia, Inc. as of August 31, 2003, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended August 31, 2003 and 2002, and for the period from inception (January 22, 2001) to August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
October 23, 2003


                                                        /s/ Comiskey & Co.
                                                        ------------------
                                                        PROFESSIONAL CORPORATION

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 August 31, 2003




  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $        8,712
  Accounts receivable                                                    9,738
  Loan receivable - related party                                       10,200
                                                                ----------------

    Total current assets                                                28,650

EQUIPMENT - AT COST
  Office equipment                                                      10,782
  Less accumulated depreciation                                          4,612
                                                                ----------------

                                                                         6,170

Deferred tax asset                                                       5,000
                                                                ----------------

    TOTAL ASSETS                                                $       39,820
                                                                ================

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $        5,891
  Customer deposits                                                      1,053
                                                                ----------------

    Total current liabilities                                            6,944


STOCKHOLDERS' EQUITY

Preferred stock, no par value; 5,000,000
   shares authorized                                                         -
Common stock, $0.001 par value; 50,000,000
  shares authorized; 4,034,000 shares issued and
  outstanding                                                            4,034
Additional paid-in capital                                              53,816
Deficit accumulated during the development stage                       (24,974)
                                                                ----------------

    Total Stockholders' Equity                                          32,876
                                                                ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       39,820
                                                                ================













   The accompanying notes are an integral part of these financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS




                                          Inception
                                      (January 22, 2001)     For the year        For the year
                                              to                ended               ended
                                       August 31, 2003     August 31, 2003     August 31, 2002
                                       ----------------    ----------------    ----------------


Revenues                               $      103,562      $       44,093      $       45,557

Cost of goods sold                             77,876              36,324              35,098
                                       ----------------    ----------------    ----------------

  Gross profit                                 25,686               7,769              10,459

General and administrative expenses            58,930              24,871              16,308
                                       ----------------    ----------------    ----------------

  Net loss from operations                    (33,244)            (17,102)             (5,849)

  Gain on sale of equipment                     3,270                   -                   -
                                       ----------------    ----------------    ----------------

  Net loss before income taxes                (29,974)            (17,102)             (5,849)

Federal and state income tax benefit           (5,000)             (3,000)             (1,000)
                                       ----------------    ----------------    ----------------

  NET LOSS                                    (24,974)            (14,102)             (4,849)

Deficit accumulated during
  the development stage

  Balance, beginning of period                      -             (10,872)             (6,023)
                                       ----------------    ----------------    ----------------

  Balance, end of period               $      (24,974)     $      (24,974)     $      (10,872)
                                       ================    ================    ================

NET LOSS PER SHARE                     $        (0.01)     $        (0.01)     $            -
                                       ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 AND COMMON STOCK
 EQUIVALENTS OUTSTANDING                    3,432,736           4,034,000           3,000,000
                                       ================    ================    ================

















   The accompanying notes are an integral part of these financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                        Common stock                               Deficit            Total
                                 ---------------------------    Additional       accumulated      stockholders'
                                  Number of                      paid-in         during the          equity
                                    shares         Amount        capital      development stage     (deficit)
                                 ------------   ------------   ------------   -----------------   -------------
Common stock issued for
     services, January 2001,
     $0.001 per share              3,000,000    $     3,000    $         -    $             -     $     3,000

Net loss, August 31, 2001                  -              -              -             (6,023)         (6,023)
                                 ------------   ------------   ------------   -----------------   -------------

Balance, August 31, 2001           3,000,000          3,000              -             (6,023)         (3,023)

Common stock issued for
     cash, July 2002
     $0.001 per share              1,034,000          1,034         50,666                  -          51,700

Contributed rent                           -              -          1,350                  -           1,350

Net loss, August 31, 2002                  -              -              -             (4,849)         (4,849)
                                 ------------   ------------   ------------   -----------------   -------------

Balance, August 31, 2002           4,034,000          4,034         52,016            (10,872)         45,178

Contributed rent                           -              -          1,800                  -           1,800

Net loss, August 31, 2003                  -              -              -            (14,102)        (14,102)
                                 ------------   ------------   ------------   -----------------   -------------

Balance, August 31, 2003           4,034,000    $     4,034    $    53,816    $       (24,974)    $    32,876
                                 ============   ============   ============   =================   =============

























   The accompanying notes are an integral part of these financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                         Inception
                                                     (January 22, 2001)     For the year        For the year
                                                             to                ended               ended
                                                      August 31, 2003     August 31, 2003     August 31, 2002
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net income (loss)                                   $      (24,974)     $      (14,102)     $       (4,849)
  Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Depreciation                                               4,611               2,659               1,849
    (Gain) loss on sale of equipment                          (3,270)                  -                   -
    Stock issued for services                                  3,000                   -                   -
    Donated rent                                               3,150               1,800               1,350
    (Increase) decrease in accounts receivable               (19,938)            (14,117)             (4,740)
    (Increase) decrease in deferred tax asset                 (5,000)             (3,000)             (1,000)
    Increase (decrease) in accounts payable                    5,892               1,042               3,349
    Increase (decrease) in prepaid expenses                        -                   -                 200
    Increase (decrease) in customer deposits                   1,053              (1,605)              2,658
                                                      ----------------    ----------------    ----------------

      Net cash flows form operating activities               (35,476)            (27,323)             (1,183)
                                                      ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                              6,150                   -                   -
  Purchase of equipment                                      (13,662)             (4,359)             (3,394)
                                                      ----------------    ----------------    ----------------

      Net cash flows from investing activities                (7,512)             (4,359)             (3,394)
                                                      ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      51,700                   -              51,700
  Proceeds from note payable                                  15,000                   -                   -
  Repayment of note payable                                  (15,000)                  -             (15,000)
                                                      ----------------    ----------------    ----------------

      Net cash flows from financing activities                51,700                   -              36,700
                                                      ----------------    ----------------    ----------------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 8,712             (31,682)             32,123

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                             -              40,394               8,270
                                                      ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                      $        8,712      $        8,712      $       40,393
                                                      ================    ================    ================










   The accompanying notes are an integral part of these financial statements.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003


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

     Accounts Receivable
     -------------------
     The Company writes off accounts receivable as bad debts when they are determined to be uncollectible. Based on the Company's experience, this practice approximates treatment under Generally Accepted Accounting Principles.

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

     No impairment was recorded in the fiscal year ending August 31, 2003.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

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

     As of August 31, 2003, accounts receivable from two customers accounted for approximately 62% of accounts receivable.

     Financial Instruments
     ---------------------
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     Statement of Cash Flows
     -----------------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There was no cash paid during the year ended August 31, 2003 or the period ended August 31, 2002 related to interest or income taxes.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Consideration of Comprehensive Income Items
     -------------------------------------------
     For the year ended August 31, 2003 and the period ended August 31, 2002, the Company's financial statements do not contain any changes that are required to be reported separately in comprehensive income.

2.   Stockholders' Equity
     --------------------
     As of August 31, 2003, 4,034,000 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 3,000,000 shares had been issued for services and 1,034,000 shares had been issued at $0.05 per share for total proceeds of $51,700.

3.   Related Party Transactions
     --------------------------
     One stockholder performs contract labor services for the Company and is compensated at an hourly rate. This stockholder provides office space in her home at no charge to the Company. Rent expense for this space has been estimated at $150 per month and has been recorded as a contribution to capital.

     The Company loaned $10,200 to the brother of a major stockholder in July of 2003. This amount remained a loan receivable as of August 31, 2003.

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003


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

     The components of income tax benefit are:


          Increase in deferred tax                       $     3,000
                                                         ===========

     The net tax benefit for the period ended August 31, 2003 results from the effective utilization of actual tax credits and net operating loss carryforwards available.

     The Company's total deferred tax assets and deferred tax liabilities at August 31, 2003 are as follows:

          Deferred tax assets
               Non-benefited tax losses and credits      $     5,000
                                                         -----------

                   Total deferred tax assets                   5,000
                                                         -----------

                   Net deferred tax assets               $     5,000
                                                         ===========

     No valuation allowance has been established against the realization of the deferred tax assets as future earnings projections indicate that the Company will generate taxable income against which the deferred tax assets will be offset.

     The Company has investment tax credit carryforwards of approximately $91 expiring in 2004. The Company also has federal and state net operating loss carryforwards of approximately $24,398 expiring between the years 2021 and 2023.

     The difference between statutorily calculated tax benefit and the actual benefit is due to non-deductible meals and entertainment and contributed rent.

5.   Subsequent Events
     -----------------
     On  October  17,  2003,  the  Company  completed  a  business   combination
     transaction with Raptor Networks Technology, Inc. ("Raptor"), a closely-held California corporation, through acquisition of all of the capital stock of Raptor in exchange for authorized but previously unissued restricted Common Stock of the Company. Immediately prior to completion of the Raptor transaction, 3,000,000 shares of restricted stock held by the Company's founder and sole officer and director, were re-acquired and cancelled as consideration for transfer of the Company's existing assets. The Company also increased their number of authorized shares to 50,000,000 common stock and 5,000,000 preferred stock. Immediately prior to completion of the business combination, there were a total of 19,161,256 shares of the common stock of Raptor issued and outstanding and these shares were acquired by issuing an equal number of the Company's shares and to the shareholders of Raptor. Upon completion of the Raptor transaction, Raptor became a wholly owned subsidiary of the Company and the Raptor shareholders became shareholders of the Company, holding 94.9% of its issued and outstanding capital stock. Prior to the completion of the transaction the Company's shareholders (other than the founder and sole officer and

                            Pacific InterMedia, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003


     director) held 25.6% of the Companys issued and outstanding capital stock. Following the completion of the transaction the Company's original shareholders hold 5.1% of the Company's issued and outstanding capital stock.

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


Item 8.  Changes and Disagreements  with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

The company has had no change of, nor disagreements with its accountants since inception.

Controls and Procedures
-----------------------

Pacific InterMedia management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

The following information sets forth the names of the officers and directors of Pacific InterMedia, Inc. for the fiscal year ending August 31, 2003.

     Name                 Age    Position
     ----                 ---    --------
     Tina M. Bogani (1)    41    President and Chief Executive Officer, Director

     (1) As an aspect of the Registrant's acquisition of Raptor Networks Technology, Inc. on October 17, 2003, Ms. Bogani resigned as an officer and Director of the Registrant following appointment of the officers and Directors of Raptor Networks Technology, Inc. as the Registrant's officers and Directors.

The following information sets forth the names of the officers and directors of Pacific InterMedia, Inc. effective October 17, 2003 upon completion of the acquisition of its wholly-owned subsidiary Raptor Networks Technology, Inc. and subsequent to the change of control effected therein.

     Name                 Age    Position
     ----                 ---    --------
     Lyle Pearson          51    President and Chief Executive Officer, Director

     Edwin Hoffman         53    Vice President and Chief Technical Officer,
                                 Director

     Ananda Perera         46    Vice President, Engineering

     Bob Van Leyen         60    Chief Financial Officer

Lyle Pearson, President and CEO - Mr. Pearson has extensive executive experience
-------------------------------
with companies such as Digital Equipment Corporation (DEC), Cabletron, Unisys, Burroughs, Novell and Businessland Corporation. Mr. Pearson has managed both software and hardware development projects as well as a sales and marketing organization generating more than $300 million in annual revenue. In the last five years, he has held various Senior Executive Management positions for Cabletron Systems, MTI, NSI Software, and Business Development Solutions. Mr. Pearson holds a BA Degree in Marketing/Management and a BS in Electronics from the University of Utah.

Edwin  Hoffman,  Vice  President and Chief  Technical  Officer - Mr. Hoffman has
--------------------------------------------------------------
extensive engineering and sales experience with companies such as Reuters, Alcatel, Digital Equipment Corporation (DEC), Cabletron, Marconi, and MTI. He has managed various mixed technology projects with individual project revenues of more than $80 million and total revenues in excess of $100 million annually. In the last five years he has held various sales engineering, account management, and executive positions for Cabletron Systems, MTI and DEC. Mr.

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


Hoffman obtained a diploma and was given an achievement award for computer engineering science at the Control Data Institute in London, England.

Ananda Perera, Vice President,  Engineering - Mr. Perera has worked in high-tech
-------------------------------------------
industry for more than 28 years. As Senior Technology Architect, Mr. Perera managed system engineering groups in various technology manufacturing companies, including Amdahl and Fujitsu. He has also gained industry experience working as a consultant for various Internet based companies. He has served as Director of Quality and Technology for Viacom. Mr. Perera holds an Engineering degree from the University of Colombo in Sri Lanka, as well as other credentials in the area of networking and storage technology.

Bob Van Leyen, Chief Financial Officer - Mr. Van Leyen has more than twenty-four
--------------------------------------
years of experience working in the high-tech industry in executive positions in Finance, Operations and General Management. He was employed for twelve years by Mentor Graphics, ten years with Data General Corporation, and two years with Wyle Systems. Mr. Van Leyen has managed extensive financial operations organizations in Europe, Asia, and the United States. He attended the Dutch Institute of Chartered Auditors and holds Dutch degrees equivalent to U.S. Bachelors and Masters degrees in Business Administration.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and
5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended August 31, 2003 were filed.


Item 10.  Executive Compensation
--------------------------------

The following lists all remuneration paid by Pacific InterMedia, Inc. to officers and key personnel for fiscal years ending August 31, 2003:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                        Annual Compensation                  Award(s)             Payouts
                                 ---------------------------------   -------------------------   ---------
                                                                     Restricted    Securities
Name and                                              Other Annual     Stock      Underlying       LTIP       All Other
Principal                         Salary     Bonus    Compensation    Award(s)    Options/SARs    Payouts    Compensation
Position                  Year      ($)       ($)          ($)          ($)           (#)           ($)          ($)
---------                 ----   --------   -------   ------------   ----------   ------------   ---------   ------------

Tina M. Bogani            2003       0         0         22,653          0             0             0            0
President and Director

                          2002       0         0          9,987          0             0             0            0


There are no annuity, pension or retirement benefits currently proposed to be paid to Officers, Directors, or employees of Pacific InterMedia, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Pacific InterMedia, Inc.

No employment agreements existed for the fiscal year ending August 31, 2003.

There was no compensation paid to any director of the Registrant in the capacity of a member of its Board of Directors.

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following sets forth; as of August 31, 2003; the beneficial ownership of Pacific InterMedia, Inc. common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group.

                                 August 31, 2003
                                 ---------------

                     Name and Address                                  Percentage of
Title of Class (1)   of Beneficial Owner             Number of Shares      Class
------------------   -------------------             ----------------      -----

Common Stock         Tina M. Bogani                    3,000,000 (2)        74.4
                     3354 South Flower Street, #61
                     Lakewood, Colorado 80227
                                                     ---------------       ------

Total Shares of 5% or more Beneficial Ownership        3,000,000            74.4
Total Shares of Officers and Directors as a Group      3,000,000            74.4
Total Shares Issued and Outstanding                    4,034,000
------------------------------------------------------------------------------------

(1)  Except as otherwise indicated, all shares are owned directly.

(2) Ms. Bogani's 3,000,000 restricted shares were reacquired by the Company as an aspect of the transaction in which the Company acquired Raptor Networks Technology, Inc. as its wholly-owned subsidiary and in connection with Ms. Bogani's resignation as an officer and director of the Company.

On November 1, 2003, following completion of the Raptor acquisition transaction, the beneficial ownership of Pacific InterMedia, Inc. common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company's common stock, including options, outstanding as of that date and by the Company's new officers and directors as a group was as follows:

                                November 1, 2003
                                ----------------

                     Name and Address                                  Percentage of
Title of Class (1)   of Beneficial Owner             Number of Shares     Class
------------------   -------------------             ----------------     -----

Common Stock         Lyle Pearson                      4,000,000            19.8
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Edwin Hoffman                     3,000,000            14.9
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Ananda Perera                     3,000,000            14.9
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Turki bin Abdullah                1,072,456 (2)         5.3
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland







Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


Common Stock         Almamlaka, Ltd.                     672,000(2)          3.3
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland

Common Stock         The Leopard-Alliance Company, Ltd   672,000(2)          3.3
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland

Common Stock         Tarek Obaid                         683,463(2)          3.4
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland

Common Stock         Alchemy Advisors, LLC             1,690,000(3)         8.4
                     99 South Park Avenue, #31
                     Rockville Centre, NY 11570

Common Stock         Atlantic Communications, Inc.     1,446,100(3)          7.2
                     99 South Park Avenue, #31
                     Rockville Centre, NY 11570

Common Stock         Emma Teta.                          287,700(3)          1.4
                     99 South Park Avenue, #31
                     Rockville Centre, NY 11570
                                                     ---------------       ------

Total Shares of 5% or more Beneficial Ownership       16,523,719            81.8
Total Shares of Officers and Directors as a Group     10,000,000            49.5
Total Shares Issued and Outstanding                   20,195,256

(1)  Except as otherwise indicated, all shares are owned directly.
(2) Shares attributed to and deemed controlled by Tarek Obaid. When aggregated, Mr. Obaid should be considered to control 15.3% of the Registrant's issued and outstanding Common Stock.
(3) Shares attributed to and deemed controlled by Mirco Teta. When aggregated, Mr. Teta should be considered to control 17.0% of the Registrant's issued and outstanding Common Stock.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

During the fiscal year ended August 31, 2003, the Company's majority stockholder and sole officer and director performed services for the Company at an hourly rate and provided office space at no charge to the Company. Rent expense value for this space has been estimated at $150 per month and has been recorded by the Company as a contribution to capital.

The Company loaned $10,200 to its major stockholder's brother, Mark Bogani, in July of 2003. The original principle amount remained unpaid and receivable as of August 31, 2003. The loan was repaid in full on October 2 , 2003.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Index to Exhibits
-----------------


     Charter and By-laws
     -------------------

     The company  incorporates by reference its  Registration  Statement on Form

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


     SB-2, as amended, filed February 7, 2002 with the Securities and Exchange Commission, and exhibits thereto; including Exhibit 3(a) Articles of Incorporation and Exhibit 3(b) By-laws.

     Current Reports on Form 8-K
     ---------------------------

     The company incorporates by reference the Report on Form 8-K filed September 10, 2003 and its Report on Form 8K filed October 22, 2003 with the Securities and Exchange Commission, and exhibits thereto; including
     Exhibit 2.1 Agreement and Plan of Merger By and Between Pacific InterMedia, Inc. and Raptor Networks Technology, Inc. dated August 23, 2003, and
     Exhibit 2.2 Amendment to Agreement and Plan and Merger By and Between Pacific InterMedia, Inc. and Raptor Networks Technology, Inc. dated October 15, 2003.

     Certification
     -------------

     Pacific InterMedia, Inc. includes herewith Certification of Principal Executive Officer and Certification of Principal Accounting Officer.

Description of Exhibits
-----------------------


     Exhibit Number      Description
     --------------      -----------

         31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

         31.2            Certification  of Chief Financial  Officer  Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pacific InterMedia, Inc.                                           Annual Report
--------------------------------------------------------------------------------


Reports on Form 8-K
-------------------


On October 22, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission re: Changes in Control of Registrant and Acquisition of Disposition of Assets, regarding completion of the Registrant's acquisition of Raptor Networks Technology, Inc., a California corporation, as a wholly-owned subsidiary of the Company.

On September 10, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission re: Other Events, Press Release announcing signing of Definitive Agreement by and between Pacific InterMedia, Inc. and Raptor Networks Technology, Inc.

An Amendment to its Current Report on Form 8-K/A, filing initial audited Financial Statements of Raptor Networks Technology, Inc, the business acquired by the Registrant on October 17, 2003 and Pro Form Financial Statements of Pacific InterMedia, Inc. and Raptor Networks Technology, Inc. is due to be filed not later than December 16, 2003.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Pacific InterMedia, Inc.
                                             ------------------------
                                                    Registrant


   Date: December 8, 2003          By: \s\    Lyle Pearson, President
                                       --------------------------------------
                                       Lyle Pearson, President and Director

   Date: December 8, 2003          By: \s\      Bob Van Leyen, CFO
                                       --------------------------------------
                                       Bob Van Leyen, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and on the dates indicated




   Date: December 8, 2003          By: \s\ Edwin Hoffman, Vice President
                                       ----------------- -----------------------
                                       Edwin Hoffman, VP Chief Technical Officer

   Date: December 8, 2003          By: \s\ Ananda Perera, Vice President
                                       -----------------------------------------
                                           Ananda Perera, VP Engineering