Form 10KSB
period 2003-12-31
RAPTOR NETWORKS TECHNOLOGY  INC
filed 2004-04-14
CIK 1163300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                    -----    ------

                        Commission file number 333-74846

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
           (Name of small business issuer as specified in its charter)

          65 Enterprise Road, Suite 420, Aliso Viejo, California 92656
          ------------------------------------------------------------
                     (Address of principal executive office)

                                 (949) 330-6540
                                 --------------
                         (Registrant's telephone number)

        Colorado                                           84-1573852
------------------------                         -------------------------------
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

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year: $5,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $34,440,896 computed by reference to or the average bid and asked price of such common equity, the price at which the common equity was traded as of April 8, 2004. Such common equity held by non-affiliates represents 8,339,200 shares.

The number of shares outstanding of Raptor Networks Technology, Inc. common stock was 29,677,319 as of March 31, 2004.

Until December 2, 2003, the Registrant's common stock traded on the Over-The-Counter Bulletin Board under the symbol "PFII". On December 3, 2003, the Registrant's name was changed to "Raptor Networks Technology, Inc." and the common stock began trading under the symbol "RPTN".

                       Documents Incorporated by Reference
                       -----------------------------------
Raptor Networks Technology, Inc. incorporates by reference no: (1) annual report to shareholders; (2) proxy or information statement; nor, (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

                                TABLE OF CONTENTS
                                -----------------

Part I
------

Item 1.     Description of Business..........................................3

Item 2.     Description of Property..........................................6

Item 3.     Legal Proceedings................................................6

Item 4.     Submission of Matters to a Vote
             of Security Holders.............................................6

Part II
-------

Item 5.     Market for Common Equity and
             Related Stockholder Matters.....................................7

Item 6.     Management's Discussion and
             Analysis or Plan of Operation...................................7

Item 7.     Financial Statements.............................................9

Item 8.     Changes and Disagreements with Accountants.......................9

Item 8(a)   Controls and Procedures..........................................9

Part III
--------

Item 9.     Directors, Executive Officers,
             Promoters and Control Persons; ................................11

Item 10.    Executive Compensation..........................................13

Item 11.    Security Ownership of Certain Beneficial
             Owners and Management and Related
             Stockholder Matters............................................14

Item 12.    Certain Relationships and
             Related Transactions...........................................15

Item 13.    Exhibits and Reports on Form 8-K................................15

Item 14.    Principal Accountant Fees and Services..........................17

Signatures

Certification

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


Item 1.  Description of Business
--------------------------------

     The Registrant (or the "Company") was organized under the laws of the State of Colorado on January 22, 2001. The Company offered EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the U. S. Securities and Exchange Commission but generated minimal revenues from its inception.

     On October 17, 2003, the Registrant completed a business combination transaction with Raptor Networks Technology, Inc., a closely held California corporation ("Raptor"). The Registrant acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became a wholly-owned subsidiary of the Company. With completion of the overall acquisition transaction, the Company terminated its previous operations and, by and through Raptor Networks Technology, became engaged in the data network switching industry; in the design, production, sales and service of standards-based and proprietary high speed switching technology applied to sophisticated inter-networking systems, operating in a large variety of new and existing government and private sector network systems.

     The Company's subsidiary is itself a start-up, development stage company, initially formed in September, 2002 and incorporated in July, 2003 to design, manufacture and market an innovative, proprietary switching technology to enable and enhance advanced data transmission in internetworking application. With completion of the acquisition, the Company entered the business of, and by and through its wholly owned subsidiary.

     The Company continues to be in the earliest stage of commercial operations and has realized virtually no revenues to date (i.e. April 14, 2004). It has designed a series of related products it calls the Ether-Raptor line, a modular set of Ethernet switching components based on a common set of proprietary hardware and software modules which can be produced with line cards from base units. In the Company's view, its Ether-Raptor family of products have nearly universal application to user's internetworking requirements and can be utilized anywhere on a network where an advanced switch is required.

     Distributed computing and accelerated use of the Inernet have driven an exponential expansion in the use of internetworking for more than thirty years. Networks in place today were engineered based upon standards and technology optimized for handling a single data type, character data, that was prevalent thirty years ago. Today's sophisticated applications often require multiple data types with speed and bandwith requirements so high that prevailing network technology is simply not up to the task and upgrade is generally not cost justifiable, thereby slowing the growth and utilization of advanced network applications, or limited the total available number of subscribers on a given network.

     New applications such or video on demand, remote synchronous data storage mirroring, global clustering, business continuance, disaster recovery and distance learning are a few of the network applications types that will generate increased and new revenue streams for any enterprise offering them. But the cost to replace or upgrade existing networks with requisite, efficient high bandwidth infrastructure causes these new applications to be financially prohibitive. Government regulatory requirements are also demanding system replacements and upgrades to be made as well, regardless of financial justification.

     The Registrant's switch technology provides Gigabit and 10 Gigabit Ethernet communications at wire speed with Layer 2/3/4 Switching/Routing, and excellent bandwidth/priority control. One of the most difficult types of data to handle is Video over Internet Protocol. By optimizing the handling of all data packets on a network, that is treating them as though they were all video data, the Company's design and equipment enables true wire speed networks and achieves two objectives for the user community. First it enables voice, video, storage, and other sophisticated applications that enterprises will use to establish new revenues streams at a justifiable cost. Secondly, that ability is accomplished by augmenting, rather than replacing, the existing internetworking infrastructure those enterprises now use, leveraging existing capital investment in place by the user, minimizing the additional capital expense required for supporting these new applications and leading to increased user revenue opportunities.

     The Company has produced its first prototypes and applied for nine process, or utility, patents for the Ether-Raptor product series.

     By March 2004, the Company completed a build of evaluation units of its launch product, the Ether Raptor 1010. The Company is now in the process of placing these units with a number of high potential launch customers and systems integrators. By the end of April, more than 30 of these evaluation units will be in the hands of evaluation customers; revenue shipments will start in the time period from late May to early June 2004. The Registrant will expand its product offering throughout the remainder of 2004 to actively market half a dozen distinct network switches. This product evolution will commence at such time as the first build of ER 1010 switches complete successful customer implementation. The Company expects product performance to improve sequentially through a process of value engineering and feature enhancements provided by vendors and the Company's initiatives alike. In the same period, the Company expects substantial cost improvements will be realized through volume efficiencies.

     The Company is on track to substantially reduce its overhead expense by considering current relocating into a Federal enterprise zone, add headcount only as necessary to reduce time to market, and investor incrementally below the realized revenue curve.

     While current activity and previous letters of intent in the Company's hands may represent substantial near-term prospective revenue, for the period commencing with inception in September, 2003, to the present, it has operated, and is now operating, at a loss and has realized only negligible revenue. While increasingly optimistic with regard to prospective business, there can be no assurance that the Company will not encounter unforeseen and unanticipated obstacles to near-term revenue, or ultimately profitability. While steadily seeking significant additional capital, at March 31, 2004, the Company was, in consequence, in dire financial straits.

Subsequent Development
----------------------

     On April 1, 2004, however, following intensive discussion during the preceding weeks with Alpine Capital and others, the Company closed an equity financing for gross proceeds of $5.6 Million. The funding was led by Satellite Strategic Finance Associates and involved several institutional investors purchasing 3,200,000 shares of the Registrant's Common Stock and Series A and Series B Common Stock Purchase Warrants to purchase up to 6,400,000 additional shares of the Company's common stock which, if exercised, would increase the total gross value to the Company to $24 million.

     It is the Company's view that its closing of this April 1, 2004 round of financing enables full commercial launch of its high performance Gigabit and 10 Gigabit Ethernet switch products.

Employees
---------

     For the fiscal year ending December 31, 2003, the Company had 20 employees, including the the officers and directors of the Company.


Item 2.  Description of Property
--------------------------------

     On October 17, 2003; as a result of completing the acquisition of the Raptor Networks Technology subsidiary, the Registrant's principal offices came to be located at 65 Enterprise Road, Suite 420, Aliso Viejo, California 92656, where its telephone number is (949) 330-6540.


Item 3.  Legal Proceedings
--------------------------

     The Registrant has been served with process in two separate state court lawsuits originally filed in February of 2004 by former employees. Both actions name the Registrant's wholly owned subsidiary, three of the Registrant's officers individually and from 1 to 50 unknown persons, or "Does" as Defendants.

     The first  complaint,  Shapiro  v.  Raptor  Networks  Technology,  Inc.,  a
                            ----------------------------------------------------
California  corporation,  et al, Case No.: 04 CC 02880 in the Superior  Court of
-------------------------------
California for Orange County, purports to be a claim for establishment and enforcement of an alleged interest in certain of the Registrant's intellectual property asserted by the Plaintiff and supposedly arising from a defunct partnership  agreement  by  and  between  the  Plaintiff  and  two  (2)  of  the
Registrant's  officers,   Edwin  Hoffman  and  Ananda  Perera.  The  Plaintiff's
Complaint alleges eight counts, apparently triggered by the Plaintiff's involuntary termination as an employee of the Registrant near the end of January, 2004 and prays for various and sundry damages "in excess of $10 Million".

     The Registrant has reviewed the Plaintiff's allegations and engaged counsel to defend the Plaintiff's claim and allegations. To date, the case has only been served and the Registrant has not filed or served a responsive pleading. Based upon the allegations of the Complaint and consideration of the actual facts, the Registrant views the claim in all counts alleged to be wholly without merit and accordingly, frivolous. The Registrant intends to vigorously defend the claim and to enforce each and all remedies available to it in the circumstances.

     The second  complaint,  Kelly,  Hemstreet  and Weiner vs.  Raptor  Networks
                             ---------------------------------------------------
Technology,  Inc., a California corporation,  et al, Case No. 04CC 03377 also in
---------------------------------------------------
the Superior Court of California for the County of Orange, purports to state a claim for wrongful termination and for false and misleading conduct by the Registrant in the public interest and for emotional distress and invasion of privacy following and apparently arising from the involuntary termination of the three Plaintiffs by the Registrant within from seven (7) to fourteen (14) days of their respective hiring by the Registrant. The claim here too seeks a variety of monetary rewards but in this case the various amounts sought by the Plaintiffs are unspecified.

     The Registrant views the second complaint to be without merit whatsoever and intends to vigorously pursue total defense of the claim and each and every remedy available to it as named Defendant in this frivolous litigation by the Plaintiffs.

     On April 5, 2004, the Registrant received a letter from a local law firm threatening suit against three of the Company's officers, the Registrant itself and the Company's corporate counsel on behalf of the Company's former President and Director, Lyle Pearson. The letter threatens claims for "wrongful termination, breach of contract, breach of fiduciary duty and fraud", and apparently arises from Mr. Pearson's resignation as an officer and director of the Company on March 12, 2004. The Company entered into a separation agreement with Mr. Pearson within days of his resignation and is presently, accordingly, uncertain with respect to any basis to those threatened claims. In any event, in the circumstances, the Registrant views the purported claims are unsupportable and will defend and claim against Mr. Pearson if necessary.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted during the Registrant's former fiscal year ended August 31, 2003 to a vote of security holders. A Special Shareholder's Meeting was held in Denver, Colorado on November 31, 2003 to consider and vote upon proposed amendments to the Registrant's Articles of Incorporation to change the Company's name to "Raptor Networks Technology, Inc.", to change its official address on file with the Colorado Secretary of State to 65 Enterprise Road, Aliso Viejo, California and to ratify the Company's acquisition of all of the capital stock of the Company's wholly owned subsidiary closed on October 17, 2003, as set out in the Registrant's Current Report on Form 8-K dated October 17, 2003, attached to the Notice of the Special Meeting.

     All of the matters submitted to a vote at the Special Meeting were approved by 19,163,256 shares voting, or 94.8% of the shares entitled to vote at the Special Meeting. There were no votes against or withheld on any matter. Subsequently, on December 15, 2003, the Registrant changed its fiscal year end to December 31st.

     The Company reported a wholly-owned acquisition transaction in a Current Report on Form 8-K filed October 22, 2003. On December 15, 2003, the Registrant filed an amendment to that Form 8-K to file requisite audited and pro forma financial statements for the acquired entity. The Registrant's former fiscal year end was August 31st and the acquired entity's audit was filed for the period from inception (July 31, 2003) and ended September 30, 2003.

     Rather than adopting the accounting year of the acquired subsidiary, or continuing with its former fiscal year end of August 31, the Registrant determined to change its fiscal year end to December 31 and files this Annual Report on Form 10-KSB accordingly.


                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     For the Registrant's former fiscal year ending August 31, 2003 there was no established public trading market for the Company's Common Stock, as listed on the OTC Bulletin Board under the Company's old symbol "PFII". The Registrant's Common Stock, now traded under the symbol "RPTN", commenced an established public trading market during September, 2003, and has traded from then through March 31, 2004 in the range of from approximately $2.20 per share to, briefly, $6.00 per share and at an average trading price in that period of approximately $4.10 per share.

     The quotations provided below are for the over the counter market and subsequent to October 17, 2003 presumably reflect completion of the Registrant's acquisition of its wholly-owned subsidiary Raptor Networks Technology, Inc. on that date. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices indicated have been obtained from sources believed to be reliable:

Period                          Bid Price         Asked Price
------                          ---------         -----------
                              Low     High       Low       High
                             -----    ----      -----      ----

09/30/03 - 12/31/03          $2.10    $5.75     $2.20     $6.00
First Quarter 2004           $3.20    $4.65     $3.25     $4.90

     The Company has never paid dividends. The Company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of its business.

     On October 17, 2003, the Registrant issued and transferred a total of 19,161,256 shares of its restricted Common Stock from its authorized but previously unissued Common Stock as the sole consideration in a share-for-share exchange to acquire its wholly-owned subsidiary and the subsidiary's business and assets.

Holders
-------

     On March 31, 2004, the Registrant had 29,677,319 shares of its Common Stock outstanding of which 1,034,000 shares are registered free-trading shares and 28,643,319 are restricted shares held by approximately 75 shareholders.


Item 6.  Management's Discussion and Analysis or Plan  of  Operation and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     In September, 2003, the Company entered into an agreement to combine with Raptor Networks Technology, Inc., a closely-held California corporation, as its wholly-owned subsidiary. With completion of the acquisition transaction, the Company changed its name to Raptor Networks Technology, Inc., and, operating solely by and through its subsidiary became engaged in the data network switching industry; in the design, production, sales and service of standards-based and proprietary high speed switching technology. As an aspect of the acquisition, on October 17, 2003 the officers and directors of Raptor Networks Technology, Inc. were appointed the management and the Board of Directors of the Registrant.

     The Company has designed a series of related products called the Ether-Raptor line, a modular set of Ethernet switching components based on a common set of proprietary hardware and software modules. The Company considers its Ether-Raptor family of products to have nearly universal application to users' inter-networking requirements.

     The Company has produced its first prototypes and has applied for nine process, or utility, patents for the Ether-Raptor product line series. All of the patent applications have been assigned to the Registrant. The Company's first Raptor product, the Ether-Raptor 1010, is commercially available and is currently being marketed.

     For the period from inception of the Registrant's subsidiary, July 24, 2003, through the Registrant's new fiscal year ended December 31, 2003, the Registrant realized only minimal revenue; and that only from service fees in the amount of $5,000. There was no revenue from product sales. The fee revenue it did realize was only incidental to the Company's product design and development activities in the period.

     Expenses incurred for the period from inception, July 24, 2003 to December 31, 2003, were $7,603,435, comprised of cash disbursements for consulting fees, salaries, and selling and general administrative expenses in the total amount of $1,849,881 and restricted Common Stock issued for services valued at $5,753,554.

     At the end of the First Quarter of 2004, the Registrant has still not realized any revenue whatsoever from product sales. While various evaluation units have been placed with potential customers for final evaluation, the Company does not expect to begin receipt of product sales revenue until late in the Second Quarter of 2004.

Going Concern Considerations; Subsequent Developments
-----------------------------------------------------

     Raptor Networks Technology, Inc. has incurred losses from operations since inception and, while having secured apparently substantial letters of intent to purchase its product systems equipment when available, to April 14, 2004 it has no sales orders or commitments and has generated only negligible revenue and significant losses. In order for the Registrant to sustain operations and implement its business plan at and after March 31, 2004, the Company required additional capital to support operations until sufficient revenue from product sales can be achieved. Accordingly, the December 31, 2003 consolidated financial statements would likely have expressed substantial going concern doubt arising from those circumstances.

     On April 1, 2004, however, the Registrant closed an equity financing for gross proceeds of $5.6 million. The funding was led by Satellite Strategic Finance Associates and involved several accredited and institutional investors purchasing Common Stock of the Registrant and Warrants to purchase additional Common Stock. While there is no assurance that the purchase Warrants will be exercised, if they are fully exercised according to their respective terms, the total gross value to the Company of this equity funding would increase to $24 million.

     By March 2004, the Company completed a build of evaluation units of its launch product, the Ether Raptor 1010. Buoyed by its recent financing funding, the Company is now in the process of placing these units with a number of high potential launch customers and systems integrators. By the end of April, more than 30 of these evaluation units will be in the hands of evaluation customers; revenue shipments will start in the time period from late May to early June 2004. The Registrant will expand its product offering throughout the remainder of 2004 to actively market half a dozen distinct network switches. The Company expects that this product evolution will commence as the first build of ER 1010 switches complete successful customer implementation. The Company further expects product performance to improve sequentially through a process of value engineering and feature enhancements provided by vendors and the Company's initiatives alike. In the same period, the Company expects substantial cost improvements will be realized through volume efficiencies.

     The Company is on track to substantially reduce its overhead expense by currently considering relocating its principal offices into a Federal enterprise zone, by adding to employee headcount only as necessary to reduce time to market, and by investing incrementally consistent with realized revenue.

     While expecting to be generally influenced by changes in rates of inflation, interest rates and overall economic activity, the Registrant does not anticipate that it will be significantly or particularly affected by future inflation in its future data network switching business commercial activities.


Item 7.  Financial Statements
-----------------------------

     See Financial Statements attached hereto as Exhibit 1.


Item 8.  Changes and  Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
         Disclosure
         ----------

     The Company has had no change of, nor disagreements with its accountants since inception.

Controls and Procedures
-----------------------

     Raptor Networks Technology, Inc., including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


ITEM 8(a)  CONTROL AND PROCEDURES
---------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          ------------------------------------------------

     Within the 90 days prior to the date of this report, Raptor Networks Technology, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Secretary/Treasury, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

     The following information sets forth the names of the officers and directors of the Registrant upon completion of the acquisition of its wholly-owned subsidiary on October 17, 2003, and subsequent to the change of control of the Registrant effected in the acquisition transaction through April 10, 2004.

Name                              Age           Position
----                              ---           --------
Thomas M. Wittenschlaeger(1)      45            President, Chief Executive
                                                 Officer and Director(1)

Lyle Pearson(2)                   51            Former President, Chief
                                                 Executive Officer, and
                                                 Director

Edwin Hoffman                     53            Vice President and Chief
                                                 Technical Officer, Director

Ananda Perera(3)                  46            Vice President, Engineering
                                                 And Director

Bob VanLeyen                      60            Chief Financial Officer

(1) Mr. Wittenschlaeger joined the Company as Chief Executive Officer and Director on March 15, 2004 and March 16, 2004, respectively

(2) Mr. Pearson resigned as an officer and director of the Registrant on March 12, 2004.

(3)  Mr. Perera was appointed a Director of the Registrant on March 16, 2004.

     Thomas M.  Wittenschlaeger,  President  and Chief  Executive  Officer - Mr.
     ---------------------------------------------------------------------
Wittenschlaeger joined the Company on March 15, 2004 following and in consequence of Mr. Pearson's departure. Mr. Wittenschlaeger has accumulated more than twenty-two (22) years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of that University's Executive Program in Marketing. Mr. Wittenschlaeger currently lectures in the business schools of UCLA, University of Indiana and the University of Mainz (Germany).

     Edwin Hoffman, Vice President and Chief Technical Officer - Mr. Hoffman has
     ---------------------------------------------------------
extensive engineering and sales experience with companies such as Reuters, Alcatel, Digital Equipment Corporation (DEC), Cabletron, Marconi, and MTI. He has managed various mixed technology projects with individual project revenues of more than $80 million and total revenues in excess of $100 million annually. In the last five years he has held various sales engineering, account management, and executive positions for Cabletron Systems, MTI and DEC. Mr. Hoffman obtained a diploma and was given an achievement award for computer engineering science at the Control Data Institute in London, England.

     Ananda  Perera,  Vice  President,  Engineering  - Mr.  Perera has worked in
     ----------------------------------------------
high-tech industry for more than 28 years. As Senior Technology Architect, Mr. Perera managed system engineering groups in various technology manufacturing companies, including Amdahl and Fujitsu. He has also gained industry experience working as a consultant for various Internet based companies. He has served as Director of Quality and Technology for Viacom. Mr. Perera holds an Engineering degree from the University of Colombo in Sri Lanka, as well as other credentials in the area of networking and storage technology.

     Bob  VanLeyen,  Chief  Financial  Officer  - Mr.  VanLeyen  has  more  than
     -----------------------------------------
twenty-four years of experience working in the high-tech industry in executive positions in Finance, Operations and General Management. He was employed for twelve years by Mentor Graphics, ten years with Data General Corporation, and two years with Wyle Systems. Mr. VanLeyen has managed extensive financial operations organizations in Europe, Asia, and the United States. He attended the Dutch Institute of Chartered Auditors and holds Dutch degrees equivalent to U.S. Bachelors and Masters degrees in Business Administration.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 may require the Company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2003 were filed.

Code of Ethics
--------------

     The Company has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers applicable to its chief executive officer, principal financial officer and any other persons performing similar functions on its behalf. The Company's Code of Ethics is attached to this Annual Report as
Exhibit 14.1

Item 10.  Executive Compensation
--------------------------------

     The following lists all remuneration paid by the Registrant to officers and key personnel from inception (July 24, 2003) to December 31, 2003):

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                    Award(s)             Payouts
                           ------------------------------------   -------------------------   ---------
                                                                  Restricted    Securities
Name and                                           Other Annual     Stock       Underlying      LTIP        All Other
Principal                   Salary       Bonus     Compensation    Award(s)    Options/SARs    Payouts    Compensation
Position            Year      ($)         ($)          ($)           ($)           (#)           ($)          ($)
--------            ----   ---------   ---------    ---------      --------     ----------    ---------       ---

Lyle Pearson        2003    $87,500        0            0             0               0           0            0
Former President
 and Director(1)

Edwin Hoffman       2003    $63,125        0            0             0               0           0            0
Vice President
 and Director

Ananda Perera       2003    $65,833        0            0             0               0           0            0
Vice President
 and Director

Bob VanLeyen        2003    $41,045        0            0             0         500,000           0            0
Chief Financial
 Officer

(1) Mr. Pearson resigned as of officer and director of the Company on March 12, 2004.

     There are no annuity, pension or retirement benefits currently proposed to be paid to Officers, Directors, or employees in the event of retirement at normal retirement date pursuant to any existing plan provided by the Registrant.

     No employment agreements existed for the fiscal year ending December 31, 2003.

     There was no compensation paid to any director of the Registrant in the capacity of a member of its Board of Directors.

     The Company has no formal stock option plan, but has granted options to employees. All options were granted between September 2003 and December 2003 with an exercise price of $1.50 per share and vest one-third annually over three
(3) years on the anniversary of date of grant. The following table summarizes options granted and outstanding at December 31, 2003.

                      Equity Compensation Plan Information
                      ------------------------------------

       Plan Category           Number of Securities to      Weighted average     Number of securities
                              be issued upon exercise of   exercise price of    remaining available for
                                 outstanding options,     outstanding options,      future issuance
                                 warrants and rights      warrants and rights
                                          (a)                     (b)                     (c)
----------------------------  --------------------------  --------------------  -----------------------
Equity compensation plans
approved by security holders

Equity compensation plans             1,405,000                  $1.50                     -
not approved by security
holders

Total                                 1,405,000            (Aggregate Price)               -
                                                               $2,107,500

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

     The following sets forth as of March 31, 2004; the beneficial ownership of Raptor Networks Technology, Inc. common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group.

                                 March 31, 2004
                                 --------------

                     Name and Address                      Number            Percentage
Title of Class (1)   of Beneficial Owner                  of Shares           Of Class
------------------   -------------------             -------------------   ---------------

Common Stock         Thomas M. Wittenschlaeger           3,000,000              10.1
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Bob VanLeyen                          400,000               1.3
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Edwin Hoffman                       3,000,000              10.1
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Ananda Perera                       3,000,000              10.1
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Lyle Pearson                        4,000,000              13.5
                     65 Enterprise Road
                     Aliso Viejo, CA 92656

Common Stock         Turki bin Abdullah                  1,072,456(2)            3.6
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland

Common Stock         Almamlaka, Ltd.                       672,000(2)            2.3
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland

Common Stock         The Leopard-Alliance
                      Company, Ltd                         672,000(2)            2.3
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland

Common Stock         Tarek Obaid                           683,463(2)            2.3
                     Fininfor Conseil
                     11 rue du General-Du-Four
                     1204 Geneve, Switzerland









Common Stock         Alchemy Advisors, LLC               1,690,000(3)            5.7
                     99 South Park Avenue, #31
                     Rockville Centre, NY  11570

Common Stock         Atlantic Communications, Inc.       1,446,100(3)            4.9
                     99 South Park Avenue, #31
                     Rockville Centre, NY  11570

Common Stock         Emma Teta                             287,700(3)            0.9
                     99 South Park Avenue, #31
                     Rockville Centre, NY  11570
                                                        -------------           ----

Total Shares of 5% or more Beneficial Ownership         19,923,719              67.1
Total Shares of Officers and Directors as a Group       13,400,000              45.2
Total Shares Issued and Outstanding (April 2, 2004)     29,677,319

(1)  Except as otherwise indicated, all shares are owned directly.
(2) Shares attributed to and deemed controlled by Tarek Obaid. When aggregated, Mr. Obaid should be considered to control 10.5% of the Registrant's issued and outstanding Common Stock.
(3) Shares attributed to and deemed controlled by Mirco Teta. When aggregated, Mr. Teta should be considered to control 11.5% of the Registrant's issued and outstanding Common Stock.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     At March 31, 2004, the Registrant had issued a total of 3,136,100 shares of its restricted Common Stock to Alchemy Advisors, LLC and Atlantic Communications, Inc., entities under the common control of Mirco Teta, a control person of the Registrant in return for consulting services received by the Company in the area of financial planning and administration. When aggregated, the shares issued to those two entities represent 10.6% of the Company's issued and outstanding common stock.

     In November, 2003 at the suggestion of Mr. Teta, consultant/control person, the Company leased an apartment in London, U.K., to be used in connection with solicitation of potential European relations within the European Union. The Company entered into a twelve (12) month pre-paid lease for the apartment at a cost of approximately $28,000. By March, 2004, the Company had come to view the lease as superfluous and suggested to the consultant that the lease cost, in retrospect, was unwarranted. Following further discussion, Mr. Teta agreed and proposed assumption of the lease and reimbursement of the Company for the entire cost. On April 7, 2004, in keeping with that resolution, the Company received $28,310 from the consultant and closed the matter.

     During the period between January 2, 2004 and March 31, 2004, the Company secured interim financing in the form of a convertible bridge loan in the amount of $1,014,290. The loan was organized by the same consultant/shareholder. All of the final terms of the convertible loan have not been determined but the Company expects that it will convert to common stock at the conversion price of $3.50 per share. Pending determination of final terms, this interim funding is treated as Company debt.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Index to Exhibits
-----------------

     Charter and By-laws
     -------------------

     The Company incorporates by reference its Registration Statement on Form SB-2, as amended, filed February 7, 2002 with the Securities and Exchange Commission, and exhibits thereto; including Exhibit 3(a) Articles of Incorporation and Exhibit 3(b) By-laws.

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

     The Company incorporates by reference the Reports on Form 8-K dated October 17, 2003 and the Amendment to that Form 8-K filed December 12, 2003, and incorporating audited financial statements and pro forma financial statements for the Registrant's year ended August 31, 2003, and the consolidated financials of the Registrant and its wholly-owned subsidiary.

     Certification
     -------------

     Raptor  Networks  Technology,   Inc.  includes  herewith  Certification  of
     Principal Executive Officer and Certification of Principal Accounting Officer.

Description of Exhibits
-----------------------

     Exhibit
     Number         Description
     -------        -----------

     10.1           Security  Purchase  Agreement for equity funding dated April
                    1, 2004.

     10.2 Registration Rights Agreement entered into in connection with the Registrant's funding closed on April 2, 2004.

     14.1           Raptor  Networks  Technology,  Inc.  Company  Code of Ethics
                    Statement.

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

Reports on Form 8-K
-------------------

     On December 23, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission re: Change of the Registrant's fiscal year end to December 31.

     On December 3, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission re: Changes in the Registrant's Name to Raptor Networks Technology, Inc.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:

                                                       2003            2002
                                                     ------------------------

Fees for audit services                              $20,384         $     -
Fees for audit - related services                          -               -
Tax fees                                                   -               -
All other fees                                             -               -

     The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   Signatures
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Registrant:
                                              Raptor Networks Technology, Inc.


Date: April 13, 2004                          By: /s/ Thomas M. Wittenschlaeger
                                                 -------------------------------
                                                 Thomas M. Wittenschlaeger,
                                                   President and Director


Date: April 13, 2004                          By: /s/ Bob VanLeyen
                                                 -------------------------------
                                                 Bob VanLeyen,
                                                   Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and on the dates indicated.


Date: April 13, 2004                          By: /s/ Thomas M. Wittenschlaeger
                                                 -------------------------------
                                                 Thomas M. Wittenschlaeger,
                                                   President and Director


Date: April 13, 2004                          By: /s/ Edwin Hoffman
                                                 -------------------------------
                                                 Edwin Hoffman,
                                                   VP Chief Technical Officer


Date: April 13, 2004                          By: /s/ Ananda Perera
                                                 -------------------------------
                                                 Ananda Perera,
                                                   VP Engineering

                        Raptor Networks Technology, Inc.

                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                    CONTENTS
                                    --------



                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

CONSOLIDATED BALANCE SHEET                                              F-2

CONSOLIDATED STATEMENT OF OPERATIONS                                    F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                          F-4

CONSOLIDATED STATEMENT OF CASH FLOWS                                    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-6 to F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



The Board of Directors and Stockholders of
Raptor Networks Technology, Inc.


We have audited the accompanying consolidated balance sheet of Raptor Networks Technology, Inc. (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (July 24, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Networks Technology, Inc. as of December 31, 2003, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the period from inception (July 24, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As mentioned in footnote 10 to the financial statements, the Company issued stock in April 2004 for proceeds of $5.6 million.



Denver, Colorado
March 19, 2004
(except for Note 10, which is
dated April 5, 2004)


                                                        PROFESSIONAL CORPORATION

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $       316,747
  Inventory                                                            229,074
  Prepaid expenses                                                     424,406
  Note receivable                                                       60,000
  Other current assets                                                  35,317
                                                               ----------------

    Total current assets                                             1,065,544

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                297,229

OTHER ASSETS
  Prepaid expenses, less current portion                                45,000
  Debt issue cost                                                       38,514
  Deposits                                                              24,920
                                                               ----------------

    TOTAL ASSETS                                               $     1,471,207
                                                               ================


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $       444,964
  Accrued payroll and payroll taxes                                    129,024
  Short-term convertible debt                                          200,000
  Accrued expenses                                                      34,054
                                                               ----------------

    Total current liabilities                                          808,042

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 5,000,000 shares
    authorized                                                               -
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 20,556,719 shares issued and outstanding                20,557
  Stock subscription receivable                                           (500)
  Additional paid-in capital                                         9,831,677
  Stock issued for prepaid services                                 (1,543,996)
  Accumulated deficit                                               (7,644,573)
                                                               ----------------

                                                                       663,165
                                                               ----------------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     1,471,207
                                                               ================






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       For the period from inception (July 24, 2003) to December 31, 2003




REVENUE
  Product sales                                                $             -
  Service fees                                                           5,000
                                                               ----------------

    Total revenue                                                        5,000

EXPENSES
  Consulting                                                           362,514
  Stock for services                                                 5,753,554
  Salary expense                                                       698,029
  Selling, general and administrative                                  789,338
                                                               ----------------

    Total expenses                                                   7,603,435
                                                               ----------------

    Net loss from operations                                        (7,598,435)

    Income tax benefit                                                       -
                                                               ----------------

NET LOSS                                                       $    (7,598,435)
                                                               ================

BASIC AND DILUTED NET LOSS PER SHARE                           $         (0.42)
                                                               ================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                18,288,344
                                                               ================


















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        Raptor Networks Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (A Development Stage Company)
       For the period from inception (July 24, 2003) to December 31, 2003


                                                    Common stock                               Additonal
                                      ----------------------------------------   Additonal      Paid-in
                                       Number of                                  Paid-in      Capital -      Deferred
                                         shares        Amount      Subscribed     Capital       Warrants    Compensation
                                      ------------  ------------  ------------  ------------  ------------  -------------

Common stock issued for
    services, July through
    September 2003
    $0.50 per share                    14,545,100   $ 7,272,550   $         -   $         -   $         -   $ (1,838,002)

Common stock issued for
    cash, July through
    September 2003                      4,216,156     2,108,078             -             -             -              -
    $0.50 per share

Common stock issued for
    cash, July through
    September 2003
    $0.50 per share                       400,000       200,000      (200,000)            -             -              -

Common stock warrants
    issued for services,
    September 2003                              -             -             -             -       144,510              -

Collection on common stock
    subscribed, October 2003                    -             -       200,000             -             -              -

Recapitalization of private company     1,034,000    (9,560,433)            -     9,615,283             -              -

Common stock issued for
    services, December 2003
    $0.50 per share                        50,000            50             -        24,950             -              -

Common stock issued for
    cash, December 2003
    $0.50 per share                        11,463            12             -         5,720             -              -

Common stock issued upon
    exercise of warrants,
    December 2003                         250,000           250             -       122,675      (120,425)             -

Common stock issued upon
    exercise of warrants,
    December 2003                          50,000            50          (500)       24,535       (24,085)             -

Beneficial conversion privilege                 -             -             -        38,514             -              -

Net loss for the period ended
    December 31, 2003                           -             -             -             -             -        294,006
                                      ------------  ------------  ------------  ------------  ------------  -------------

Balances, December 31, 2003            20,556,719   $    20,557   $      (500)  $ 9,831,677   $         -   $ (1,543,996)
                                      ============  ============  ============  ============  ============  =============








                                                       Total
                                      Accumulated   stockholders'
                                        Deficit        equity
                                      ------------  ------------

Common stock issued for
    services, July through
    September 2003
    $0.50 per share                   $         -   $ 5,434,548

Common stock issued for
    cash, July through
    September 2003                              -     2,108,078
    $0.50 per share

Common stock issued for
    cash, July through
    September 2003
    $0.50 per share                             -             -

Common stock warrants
    issued for services,
    September 2003                              -       144,510

Collection on common stock
    subscribed, October 2003                    -       200,000

Recapitalization of private company       (46,138)        8,712

Common stock issued for
    services, December 2003
    $0.50 per share                             -        25,000

Common stock issued for
    cash, December 2003
    $0.50 per share                             -         5,732

Common stock issued upon
    exercise of warrants,
    December 2003                               -         2,500

Common stock issued upon
    exercise of warrants,
    December 2003                               -             -

Beneficial conversion privilege                 -        38,514

Net loss for the period ended
    December 31, 2003                  (7,598,435)   (7,304,429)
                                      ------------  ------------

Balances, December 31, 2003           $(7,644,573)  $   663,165
                                      =============   ==========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       For the period from inception (July 24, 2003) to December 31, 2003




CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $    (7,598,435)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
    Depreciation                                                        19,035
    Common stock issued for services                                 7,297,550
    Common stock issued for prepaid services                        (1,543,996)
    Recapitalization of private company                                  8,712
    Warrants issued                                                    144,510
    Increase in other current assets                                   (20,442)
    Increase in note receivable                                        (60,000)
    Increase in deposits                                               (24,920)
    Increase in prepaid assets                                        (484,281)
    Increase in inventories                                           (229,074)
    Increase in accounts payable                                       444,964
    Increase in other accrued liabilities                               34,054
    Increase in accrued payroll and payroll taxes                      129,024
                                                               ----------------

      Net cash flows from operating activities                      (1,883,299)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and  equipment purchases                                   (316,264)
                                                               ----------------

      Net cash flows from investing activities                        (316,264)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           2,316,310
  Proceeds from short-term debt                                        200,000
                                                               ----------------

      Net cash flows from financing activities                       2,516,310
                                                               ----------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                              316,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             -
                                                               ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $       316,747
                                                               ================







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Description
     -----------
     The Company was incorporated under the laws of the state of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. ("Pacific"). The principal office of the corporation is 65 Enterprise Road, Suite 420, Aliso Viejo, California 92656.

     On October 17, 2003, Pacific completed a business combination transaction with Raptor Networks Technology, Inc. ("Raptor"), a closely-held California corporation, through acquisition of all of the issued and outstanding common stock of Raptor in exchange for authorized but previously unissued restricted Common Stock of Pacific. Immediately prior to completion of the acquisition transaction, Pacific had a total of 4,034,000 shares of its Common Stock issued and outstanding comprised of 1,034,000 registered shares held by approximately 25 stockholders and 3,000,000 shares of restricted stock held by Pacific's founder and sole officer and director

     As a material aspect of the acquisition, Pacific re-acquired and cancelled the 3,000,000 restricted shares as consideration for transfer of its remaining assets consisting of cash and office equipment to the officer and director, leaving only the registered Common Stock, 1,034,000 shares, as all of its issued and outstanding capital stock prior to completion of the Raptor acquisition.

     Pursuant to terms of the acquisition agreement, all of the issued and outstanding common stock of Raptor, 19,161,256 shares, was acquired by Pacific, share-for-share, in exchange for its authorized but previously unissued restricted Common Stock. Upon completion of the acquisition, Raptor became a wholly owned subsidiary of Pacific and the Raptor shareholders became shareholders of Pacific. Unless otherwise indicated, all references in these financial statements to "the Company" include Pacific and its wholly owned subsidiary, Raptor. All intercompany transactions have been eliminated. On December 3, 2003, Pacific changed its name to Raptor Networks Technology, Inc.

     The acquisition transaction has been treated as a reverse merger, with Raptor considered the accounting acquirer. The Company's reporting year end was subsequently changed from August 31 to December 31.

     The Company is a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications. The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony, and technology refresh. The Company is currently focusing on the markets in Europe and the United States.

     Revenue
     -------
     The Company records revenues when the services are performed or the products are shipped to the customer.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

     Prepaid Expenses
     ----------------
     Prepaid expenses represent amounts paid in advance for contracts extending past the period end date.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Inventory
     ---------
     Inventory is recorded at lower of cost (first in, first out) or market. When required, provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2003 consists of raw materials.

     Property and Equipment
     ----------------------
     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to seven years.

     Repairs and Maintenance
     -----------------------
     Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

     Impairment or Disposal of Long-Lived Assets
     -------------------------------------------
     The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for the period ended December 31, 2003.

     Deposits
     --------
     Deposits represent amounts paid under the Company's office space lease and various other leases.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes
     ------------
     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted Federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

     Fair Value of Financial Instruments
     -----------------------------------
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Stock-Based Compensation
     ------------------------
     The Financial Accounting Standards Board has issued "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock-based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied.

     As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by $67,955 or $0.00 per share for the period ended December 31, 2003. This pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the period ended December 31, 2003 was $0.1451. The fair value was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions: risk free interest rate of 6.0% and 79.53% volatility, no assumed dividends, and an expected life of three years.

     The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                          As Reported             Proforma
                                          -----------             --------
     Net loss                             ($7,598,435)          ($7,666,390)
     Basic net loss per share               ($0.42)                ($0.42)

     Consideration of Other Comprehensive Income Items
     -------------------------------------------------
     The Financial Accounting Standards Board has issued "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended December 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Concentration of Risk
     ---------------------
     From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2003 was approximately $255,000.

     The Company has a limited number of suppliers for its component parts, and its distribution network is limited to a small number of available channels. These concentrations are likely to continue while the Company remains in the development stage, and beyond.

     Loss per Share
     --------------
     Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Stock Basis
     -----------
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Shares for services issued contemporaneously with shares sold for cash are valued at the cash price.

     Compensated Absences
     --------------------
     Employees of the Company are entitled to compensated absences depending on job classification, length of service, and other factors. At December 31, 2003, the minimal amounts remaining unused by employees could not be reasonably estimated and, accordingly, no provision is recorded.

     Presentation as a Going Concern
     -------------------------------
     The Company is in the development stage and has not begun selling its products. At December 31, 2003, the Company had cash of $316,000, while cash flows from operations for the initial period were approximately ($1,883,000). This condition raised substantial doubt about the Company's ability to establish itself as a going concern and to achieve profitable operations. In the first quarter of 2004, the Company received bridge financing of $1.0 million. This financing was supplemented in April 2004 with proceeds from a private sale of the Company's common stock in units, netting $5.6 million. Management projects that this capital infusion will be sufficient to sustain the Company's operations for the remainder of 2004. See Note 10.


2.   Note Receivable
     ---------------
     Note receivable at December 31, 2003 consists of a $60,000 unsecured loan, related to a joint marketing agreement, due on or before December 31, 2003, bearing interest at 1.5% per month. The Company forgave interest due in order to facilitate the receipt of payment subsequent to year end. The total of the unsecured loan was repaid to the Company in April 2004.


3.   Property and Equipment
     ----------------------

          Testing equipment                            $   234,942
          Office equipment                                   1,976
          Computer equipment                                79,346
                                                       -----------

                                                           316,264
          Less: Accumulated depreciation                   (19,035)
                                                       -----------

                                                       $   297,229
                                                       ===========


4.   Short-term Debt
     ---------------
     In December 2003, the Company borrowed $200,000 from a shareholder. Interest accrues at an annual rate of 8%. The loan is convertible into restricted common stock at any time during the following three year period. The conversion of principal and accrued interest shall be at the rate of $3.50 per share.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


5.   Stockholders' Equity
     --------------------
     As of December 31, 2003, 20,556,719 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 14,595,100 shares had been issued for services, 4,627,619 shares had been issued at $0.50 per share for total proceeds of $2,313,810, 300,000 shares had been issued at $0.01 per share for total proceeds of $3,000 and 1,034,000 shares remain from the reverse merger described in Note 1.

     A total of 4,245,100 of the shares issued for services were intended as compensation for services to be rendered over periods ranging from eighteen to twenty-four months, beginning in July 2003. The value of the services to be rendered after December 31, 2003 has been deferred and will be charged to operations as the services are rendered.


6.   Stock Options and Warrants
     --------------------------
     The Company has no formal stock option plan but has granted options to employees. All options were granted between September 2003 and December 2003 with an exercise price of $1.50 per share and vest one-third annually over three years on the anniversary date of the grant. The Company has also issued warrants to consultants exercisable at $0.01 through September 1, 2006. These warrants were exercised in December 2003.

     The options and warrants are summarized as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                                 Shares          Price
                                               ----------      ----------

     Outstanding at July 24, 2003                       -      $        -
     Granted                                    1,720,000            1.23
     Cancelled                                    (15,000)           1.50
     Exercised                                   (300,000)           0.01
                                               ----------      ----------

     Outstanding at December 31, 2003           1,405,000      $     1.50
                                               ==========      ==========

     The following table summarizes options and warrants outstanding at December 31, 2003:

             Outstanding
     Range      Number     Wtd. Ave. Life   Wtd. Ave. Price   Exercisable
     -----      ------     --------------   ---------------   -----------

     $1.50     1,405,000        2.45             $1.50             -

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


7.   Leases
     ------
     As of December 31, 2003, the Company leases for its own use office space and workstations under a non-cancelable operating lease expiring in 2004. In addition, the Company leases a copier through 2008 and has agreements related to licensing and inventory purchase commitments requiring future payments through 2005.

     Future minimum payments for commitments over the next five years are as follows:

               For the year ended
                  December 31,                       Amount
                  ------------                       ------

                      2004                        $   1,230,548
                      2005                               16,608
                      2006                                7,608
                      2007                                7,608
                      2008                                6,340
                                                  -------------
                                                  $   1,268,712
                                                  =============

     Rent expense for the period ended December 31, 2003 was $78,877.

     Subsequent to year end, a commitment totaling $30,000 due in 2004 was settled for $15,000 and the issuance of 35,000 shares of the Company's common stock.


8.   Income Taxes
     ------------
     The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income. Such differences arise from the reporting of financial statement amounts in different periods for tax purposes. The timing differences are a result of different accounting methods being used for financial and tax reporting.

     The Company's total deferred tax assets and deferred tax liabilities at December 31, 2003 are as follows:

          Deferred tax assets
              Deferred compensation costs               $  1,821,000
              Non-benefited tax losses and credits           519,000
                                                        ------------

                  Total deferred tax assets                2,340,000
                                                        ------------

              Valuation allowance                         (2,340,000)
                                                        ------------

                  Net deferred tax assets               $          -
                                                        ============

     A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

     The Company has federal and state net operating loss carryforwards of approximately $1,687,000 expiring in 2023.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


9.   Related Party Transactions
     --------------------------
     The Company has a consulting agreement with a shareholder who owns, directly or indirectly, 17.73% of the Company's common stock. The consulting agreement is for a two-year period beginning July 1, 2003 and included payment of $180,000 and issuance of 3,136,100 shares of common stock valued at $1,568,050.

     In November 2003 at the suggestion of the same consultant/shareholder, the Company leased an apartment in London to be used in connection with solicitation of potential European network business and possible capital financing of the Company's operations and general financial relations within the European Union. The Company entered into a 12 month prepaid lease for the apartment at a cost of approximately $28,000. By March 2004, the Company had come to view the lease as superfluous and suggested to the consultant that the lease cost, in retrospect was unwarranted. Following further discussion, the consultant agreed and proposed assumption of the lease and reimbursement of the Company for the entire cost. On April 7, 2004 in keeping with that resolution, the Company received $28,310 from the consultant and closed the matter.


10.  Subsequent Events
     -----------------
     Bridge Loan
     -----------
     During the period between January 2, 2004 and March 31, 2004, the Company secured interim financing in the form of a convertible bridge loan in the amount of $1,014,290. The loan was organized by a shareholder. All of the final terms of the convertible loan have not been determined but the Company expects that it will convert to common stock at the conversion price of $3.50 per share. Pending determination of final terms, this interim funding will be treated as Company debt.

     Stock Issued for Services
     -------------------------
     In the period from January 2004 to April 2, 2004, the Company awarded 3,000,000 shares of common stock to its newly appointed Chief Executive Officer and 400,000 shares of common stock to its Chief Financial Officer. In addition, one key employee received 100,000 shares of common stock and several service providers received 2,420,600 shares of common stock.

     Options Issued
     --------------
     Subsequent to December 31, 2003, the Company awarded a total of 327,500 common stock purchase options to certain employees which are exercisable during a three year period, following the respective option grant dates and ending during the first quarter of 2007, at an option exercise, or purchase price of $1.50 per share of the Company's restricted common stock. Also subsequent to December 31, 2003, the Company cancelled 140,000 options granted in 2003.

     Equity Offering Completed
     -------------------------
     On April 1, 2004 the Company completed an equity financing for gross proceeds of $5.6 million. The Company privately placed units comprised of 3,200,000 shares of its common stock, Series A Warrants to purchase an additional 3,200,000 share of its common stock and Series B Warrants to purchase a further additional 3,200,000 of its common stock with several institutional and accredited investors. The units were priced at $1.75 per unit. The Series A Warrants are exercisable during a sixty day period beginning on the effective date of a Registration Statement to be filed by the Company at an exercise price of $2.25 per share. The Series B Warrants are exercisable during the five year period which began on April 2, 2004 at an exercise price of $3.50 per share.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


10.  Subsequent Events (continued)
     -----------------------------
     Litigation
     ----------
     On April 5, 2004, the Company received a letter from a local law firm threatening suit against three of the Company's officers, the Company itself and the Company's general counsel on behalf of the Company's former officer and director, Lyle Pearson. The letter threatens several claims apparently arising from Pearson's resignation as an officer and director of the Company on March 12, 2004. The Company entered into a separation agreement with the claimant shortly after his resignation and regards the stated claims bases as unsupportable.

     The Company was served with process in two separate lawsuits filed in February 2004 by former employees. Both actions name the Company's subsidiary, three of the Company's officers and from one to fifty unknown persons as defendants. The first case, Shapiro vs. Raptor Networks Technology, Inc., a California corporation, et al is a claim for establishment and enforcement of an alledged ownership interest in certain of the Company's intellectual property. The claim was filed following the Plaintiff's involuntary termination by the Company near the end of January 2004. The complaint seeks damages "in excess of $10 million". The second action, Kelly et al vs. Raptor Networks Technology, Inc. claims wrongful termination, invasion of privacy, misleading conduct and emotional distress, was filed by three former employees following their involuntary termination with from seven to fourteen days of their respective employment by the Company. The complaint seeks unspecified damages. The Company views both complaints to be without merit and frivolous.