Form 10QSB
period 2004-03-31
RAPTOR NETWORKS TECHNOLOGY  INC
filed 2004-05-17
CIK 1163300

UNITED STATES
                       securities and exchange commission
                              Washington D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number: 333-74846

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              COLORADO                                  84-1573852
              --------                                  ----------
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                       Identification No.)


                65 Enterprise Road, Aliso Viejo, California 92656
                    (Address of principal executive offices)

                                 (949) 330-6540
                (Issuer's telephone number, including area code)

                                       N/A

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.                    Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                              Yes [   ] No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                              Yes [   ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     29,677,319 Common Shares, $.001 par value per share at April 15, 2004.

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                              ----
------------------------------

Item 1.   Financial Statements

     Consolidated Balance Sheets as of March 31, 2004 (Unaudited)            3

     Consolidated  Statements of Operations (Unaudited) for the Period
     from  Inception  (July 24,  2003) to March  31,  2004 and for the
     Three Months Ended March 31, 2004                                       4

     Consolidated  Statements of Cash Flows  (Unaudited) for the Three
     Months Ended March 31, 2004                                             5


     Notes to Unaudited Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of  Financial Condition
                   and Results of Operations                                 8

Item 3.   Controls and Procedures                                            11

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              13

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16
----------

CERTIFICATIONS                                                               17
--------------

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash and cash equivalents                                                                        $      46,316
     Inventory                                                                                              317,322
     Prepaid expenses                                                                                       475,428
     Note receivable                                                                                         60,000
     Other current assets                                                                                    31,216
                                                                                                      -------------

        Total current assets                                                                                930,282

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                                     280,745

OTHER ASSETS
     Prepaid expenses, less current portion                                                                  22,500
     Debt issue cost                                                                                         35,304
     Deposits                                                                                                23,720
                                                                                                      -------------

             TOTAL ASSETS                                                                             $   1,292,551
                                                                                                      =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
     Accounts payable                                                                                 $     461,068
     Accrued payroll and payroll taxes                                                                      208,327
     Accrued expenses                                                                                         7,535
     Accrued interest payable                                                                                13,901
                                                                                                      -------------
        Total current liabilities                                                                           690,831

     Convertible debt                                                                                     1,169,113

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 5,000,000 shares
        authorized                                                                                                -
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 26,477,319 shares issued and
        outstanding                                                                                          26,477
     Stock subscription receivable                                                                             (500)
     Additional paid-in capital                                                                          19,180,304
     Stock issued for prepaid services                                                                   (1,254,156)
     Accumulated deficit during developmental stage                                                     (18,519,518)
                                                                                                      -------------

        Total Stockholders' Equity                                                                         (567,393)

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   1,292,551
                                                                                                      =============





   See accompanying notes to the unaudited consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         For the period from inception (July 24, 2003) to March 31, 2004
                                   (Unaudited)


                                                                         For the period
                                                                         from inception               For the three
                                                                        (July 24, 2003)                months ended
                                                                       To March 31, 2004             March 31, 2004
                                                                       -----------------            ---------------

REVENUE
         Product sales                                                     $                          $           -
         Service fees                                                              5,000                          -
                                                                           -------------              -------------
              Total revenue                                                        5,000                          -
                                                                           -------------              -------------

EXPENSES
         Consulting                                                              510,054                    147,540
         Stock for services                                                   15,397,942                  9,644,388
         Salary expense                                                        1,376,230                    678,201
         Selling, general and administrative                                   1,194,154                    404,816
                                                                           -------------              -------------

              Total expenses                                                  18,478,380                 10,874,945
                                                                           -------------              -------------

         Net loss from operations                                            (18,473,380)               (10,874,945)
                                                                           -------------              -------------

         Income tax benefit                                                            -                          -

NET LOSS                                                                   $ (18,473,380)             $ (10,874,945)
                                                                           =============              =============

BASIC AND DILUTED NET LOSS PER SHARE                                              (0.95)                     (0.51)
                                                                           =============              =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                                      19,440,975                 21,467,581
                                                                           =============              =============























   See accompanying notes to the unaudited consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       For the period
                                                                       from inception                     For the three
                                                                       (July 24, 2003)                    months ended
                                                                       To March 31, 2004                  March 31, 2004
                                                                       -----------------                  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(18,473,380)              $(10,874,945)
     Adjustments to reconcile net loss to net
     cash flows from operating activities:
         Depreciation                                                             45,908                     26,873
         Amortization                                                            293,050                    293,050
         Common stock issued for services                                     16,652,098                  9,354,548
         Common stock issued for prepaid services                             (1,543,996)                         -
         Recapitalization of private company                                       8,712                          -
         Warrants issued                                                         144,510                          -
         Changes in operating assets and liabilities
          Other current assets                                                   (16,341)                     4,101
          Note receivable                                                        (60,000)                         -
          Deposits                                                               (23,720)                     1,200
          Prepaid assets                                                        (512,804)                   (28,523)
          Inventories                                                           (317,322)                   (88,248)
          Accounts payable                                                       461,068                     16,104
          Interest payable                                                        13,901                     13,901
          Other accrued liabilities                                                7,535                    (26,519)
          Accrued payroll and payroll taxes                                      208,327                     79,303
                                                                             -----------                -----------
     Net cash flows from operating activities                                 (3,112,454)                (1,229,155)
                                                                             -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                       (326,653)                   (10,389)
                                                                             -----------                -----------
     Net cash flows from investing activities                                   (326,653)                   (10,389)
                                                                             -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                              2,316,310                          -
         Proceeds from short term debt                                         1,169,113                    969,113
                                                                             -----------                -----------
     Net cash flows from investing activities                                  3,485,423                    969,113
                                                                             -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              46,316                   (270,431)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       -                    316,747
                                                                             -----------                -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    46,316                $    46,316
                                                                             ===========                ===========










   See accompanying notes to the unaudited consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 2004

1.       Management's Representation of Interim Financial Information
         ------------------------------------------------------------

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003.

2.       Long Term Debt
         --------------

During the period between January 2, 2004 and March 31, 2004, the Company secured interim financing in the form of a convertible bridge loan in the amount of $969,113. The loan was organized by a shareholder. Interest accrues at an annual rate of 8%. The loan is convertible into restricted common stock at any time during the following three year period. The conversion of principal and accrued interest shall be at the rate of $3.50 per share. The total amount owed shall, in any event, be converted into common stock at $3.50 per share on the third anniversary of the initial funding.

3.       Stockholders' Equity
         --------------------

As of March 31, 2004, 26,477,319 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 20,515,700 shares had been issued for services, 4,627,619 shares had been issued at $0.50 per share for total proceeds of $2,313,810, 300,000 shares had been issued at $0.01 per share for total proceeds of $3,000 and 1,034,000 shares remain from the reverse merger described in the audited financial statements at December 31, 2003.

A total of 4,245,100 of the shares issued for services were intended as compensation for services to be rendered over periods ranging from eighteen to twenty-four months, beginning in July 2003. The value of the services to be rendered after March 31, 2004 has been deferred and will be charged to operations as the services are rendered.

4.       Stock Options and Warrants
         --------------------------

The Company has no formal stock option plan but has granted options to employees. All options were granted between September 2003 and March 2004 with an exercise price of $1.50 per share and vest one-third annually over three years on the anniversary date of the grant.

The options and warrants are summarized as follows:


                                                                                              Weighted Average
                                                                          Shares                Exercise Price
                                                                    ------------              -----------------

         Outstanding at December 31, 2003                           $  1,405,000                 $       1.50
         Granted                                                         127,500                         1.50
         Cancelled                                                      (140,000)                        1.50
         Exercised                                                             -                           -
                                                                    ------------                 ------------
         Outstanding at March 31, 2004                                 1,392,500                 $       1.50
                                                                    ============                 ============


                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 2004

5.       Stock Options and Warrants (continued)
         --------------------------------------

The following table summarizes options and warrants outstanding at March 31, 2004:


        Outstanding
Range      Number     Wtd. Ave. Life   Wtd. Ave. Price   Exercisable
-----      ------     --------------   ---------------   -----------

$1.50     1,392,500        2.61             $1.50             -


6.       Subsequent Events
         -----------------
                                 Options Issued
                                 --------------

Subsequent to March 31, 2004, the Company awarded a total of 200,000 common stock purchase options to certain employees which are exercisable during a three year period, following the respective option grant dates and ending during the first quarter of 2007, at an option exercise, or purchase price of $4.00 per share of the Company's restricted common stock. Also subsequent to March 31, 2004, the Company cancelled 60,000 options granted in 2004.

                               Office Space Lease
                               ------------------

On April 29, 2004, the Company entered into a three year lease commencing on August 1, 2004. The office space comprises 11,118 sq. feet. Monthly rents are due at $1.50, $1.55, and $1.60 per square foot in years one, two and three respectively.

Part 2   Management's Discussions and Analyses of Conditions and Results
         ---------------------------------------------------------------
         of Financial Operations
         -----------------------

      This document contains forward-looking statements within the meaning of
      Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may."

      These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions,we can give no assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely affected.

      Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in the Company's filings (including its Forms 10-K and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Overview
--------

In September, 2003, the Company entered into an agreement to combine with Raptor Networks Technology, Inc., a closely-held California corporation, as the Registrant's wholly-owned subsidiary. With completion of the acquisition transaction, the Company changed its name to Raptor Networks Technology, Inc., and, operating solely by and through its subsidiary, became engaged in the data network switching industry; in the design, production, sales and service of standards-based and proprietary high speed switching technology. As an aspect of the acquisition, on October 17, 2003 the officers and directors of Raptor Networks Technology, Inc. were appointed the management and the Board of Directors of the Registrant.

The Company designed a series of related products called the Ether-Raptor line, a modular set of Ethernet switching components based on a common set of proprietary hardware and software modules. It considers the Ether-Raptor family of products to have nearly universal application to users' inter-networking requirements.

The Company produced its first prototypes and has applied for a series of process, or utility, patents for the Ether-Raptor product line series. All of the patent applications were assigned to the Registrant. The Company's first Raptor product, the Ether-Raptor 1010, is commercially available and is currently being marketed.

For the period from inception, July 24, 2003, through the Quarter ended March 31, 2004, we realized only minimal revenue; and that, only from service fees in the total amount of $5,000. There was no revenue from product sales through the Quarter ended March 31, 2004. The fee revenue we did realize was only incidental to our product design and development activities in the period ended December 31, 2003.

Expenses incurred for the three (3) month period ended March 31, 2004 was $10,874,945, comprised of cash disbursements for consulting fees, salaries, and selling and general administrative expenses in the total amount of $1,230,557 and restricted common stock issued for services valued at $9,644,388.

At May 13, 2004 the Company has still not realized any revenue whatsoever from product sales. While various evaluation units have been placed with potential customers for final evaluation, we do not expect to begin receipt of product sales revenue until a point in June, 2004.

Going Concern Considerations; Subsequent Developments
-----------------------------------------------------

We have incurred losses from operations since inception and, while having secured apparently substantial letters of intent to purchase product systems equipment when available, to May 10, 2004 we have no product sales orders and have generated virtually no revenue and significant losses. In order for the Company to sustain operations and implement our business plan at and after March 31, 2004, we needed additional capital to support operations until sufficient revenue from product sales can be achieved. Accordingly, our audited December 31, 2003 consolidated financial statements would likely have expressed substantial going concern doubt arising from those circumstances.

On April 1, 2004, however, we closed an equity financing for gross proceeds of $5.6 million. The funding involved several accredited and institutional investors purchasing our Common Stock and Series "A" and Series "B" Warrants to purchase additional Common Stock. While there is no assurance that the Warrants issued in connection with the financing will be exercised, if they are fully exercised according to their respective terms, the total gross value to the Company of this equity funding would increase to approximately $25 million.

By March 2004, we completed a build of evaluation units of our launch product, the Ether Raptor 1010. Buoyed by our recent equity financing funding, the Company is continuing the process of placing these units with a number of high potential launch customers and systems integrators. More than 30 evaluation units will be in the hands of evaluation customers later in May 2004. We continue to expect revenue shipments to start in early June 2004. We will expand our product offering throughout the remainder of 2004 to actively market half a dozen distinct network switches. We expect that this product evolution will commence as the first build of ER 1010 switches complete successful customer implementation. We further expect product performance to improve sequentially through a process of value engineering and feature enhancements provided by vendors and by the Company's initiatives alike. In the same period, we expect substantial cost improvements will be realized through volume efficiencies.

We launched our product line at the "Networld Interop" exhibition and trade show in Las Vegas this week, May 11 - 14, 2004, where one of our flagship products, the Ether Raptor 1808 was selected as one of three(3) finalists and was judged runner-up in "the best products of Interop".

Since the Registrant's inception occurred only on July 24, 2003, comparative analyses between the Three Month Period ended March 31, 2004 and the comparable period of 2003 cannot be undertaken or provided.

The Company is on track to substantially reduce overhead expense by relocating its principal offices into a Federal enterprise zone, by adding to employee headcount only as necessary to reduce time to market and by investing incrementally, consistent with realized revenue. The offices relocation will occur in August, 2004.

While expecting to be generally influenced by changes in rates of inflation, interest rates and overall economic activity, we don't anticipate that we will be significantly or particularly affected by future inflation in our future data network switching business commercial activities.

Potential Seasonal Sales Volatility
-----------------------------------

A portion of our anticipated sales may be seasonal and our operating results may be difficult to predict and may fluctuate. Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Portions of our sales may be seasonal in nature. This seasonality will result in increases sales of products during our First and Third fiscal quarters.

The following should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies
----------------------------

General
-------

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in the Quarterly Report on Form 10-QSB are based upon our unaudited financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgements and estimates including those related to product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgements on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for income taxes
---------------------------

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Results of Operations
---------------------

The following table sets forth, as a percentage of (loss) from operations, certain items appearing in the Company's unaudited statement of operations. The Company has not realized any revenue from product sales since inception (July 24, 2003) through May 10, 2004.


                                         Period from
                                          Inception
                                        (July 24, 2003)           Three (3) Month
                                        to December 31,            Period Ended
                                              2003                March 31, 2004
                                      ----------------------   ---------------------

Income (loss) from operations         $   (7,598,435)   100%   $ (10,874,945)   100%
                                      --------------           -------------
Expenses                              $    7,603,435    100%   $ (10,874,944)   100%
                                      --------------           -------------
Expenses:
  Selling, General & Administrative          789,338    10.4%        404,816     3.7%
  Consulting                                 362,514     4.8%        147,540     1.4%
  Stock for Services                       5,753,554    75.7%      9,644,388    88.7%
  Salary expense                             698,029     9.1%        678,201     6.2%
                                      --------------           -------------
Total operating expenses                   7,603,435    100%   $  10,874,945    100%
                                      ==============           =============
  ==============
Net (loss) from operations            $   (7,598,435)   100%   $ (10,874,945)   100%
                                      ==============           =============


The Company has incurred significant net losses since its inception, i.e. July 24, 2003. These losses will hopefully have resulted in net operating loss carryforwards when we begin to achieve and then sustain revenues from product sales. The Company recorded its losses without recording them as deferred income tax assets, offsets against future tax liability, since future utilization of these losses is subject to the Company's ability to generate taxable income. There was no taxable income to speak of from the Company's inception in July of 2003 through May 13, 2004 since we have yet to generate any product sales revenue.

Liquidity and Capital Resources
-------------------------------

The Company's working capital at April 15, 2004 (unaudited) was $4,708,333. All of its working capital was attributable to net cash provided from closing an equity financing on April 1, 2004 for gross proceeds of $5.6 Million.

Recent Accounting Pronouncements
--------------------------------

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's unaudited consolidated financial position, results of operations or cash flows.

Item 3.  Controls and Procedures
-------  -----------------------

In meeting our responsibility for the reliability of our financial statements, the Company maintains a system of internal controls. This system is designed to provide management with reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. The concept of reasonable assurance recognizes that the design, monitoring and revision of internal accounting and other controls involve, among other considerations, management's judgments with respect to the relative costs and expected benefits of specific control measures. An effective system of internal controls, no matter how well designed, has inherent limitations and may not prevent or detect a material misstatement in published financial statements. Nevertheless, management believes that its system of internal controls provides reasonable assurance with respect to the reliability of its consolidated financial statements.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
-------  -----------------

We have been served with process in two separate state court lawsuits originally filed in February of 2004 by former employees. Both actions name the Company's wholly owned subsidiary, three of the Company's officers individually and from 1 to 50 unknown persons, or "Does" as Defendants.

The first complaint, Shapiro v. Raptor Networks Technology, Inc., a California corporation, et al, Case No.: 04 CC 02880 in the Superior Court of California for Orange County, purports to be a claim for establishment and enforcement of an alleged interest in certain of the Company's intellectual property asserted by the Plaintiff and supposedly arising from a defunct partnership agreement by and between the Plaintiff and two (2) of the Company's officers, Edwin Hoffman and Ananda Perera. The Plaintiff's Complaint alleges eight counts, apparently triggered by the Plaintiff's involuntary termination as an employee by the Company near the end of January, 2004 and prays for various and sundry damages "in excess of $10 Million".

We have reviewed the Plaintiff's allegations and engaged counsel to defend the Plaintiff's claim and allegations. Based upon the allegations of the Complaint and consideration of the actual facts, the Registrant views the claim in all counts alleged to be wholly without merit and accordingly, frivolous. The Registrant intends to vigorously defend the claim and to enforce each and all remedies available to it in the circumstances.

The second complaint, Kelly, Hemstreet and Weiner vs. Raptor Networks Technology, Inc., a California corporation, et al, Case No. 04CC 03377 also in the Superior Court of California for the County of Orange, purports to state a claim for wrongful termination and for false and misleading conduct by the Company in the public interest and for emotional distress and invasion of privacy following and apparently arising from the involuntary termination of the three Plaintiffs by the Company within from seven (7) to fourteen (14) days of their respective hiring by the Company. The claim here too seeks a variety of monetary rewards but in this case the various amounts sought by the Plaintiffs are unspecified.

The Company views the second complaint to be without merit whatsoever and intends to vigorously pursue total defense of the claim and each and every remedy available to it as named Defendant in this frivolous litigation by the Plaintiffs.

On April 5, 2004, the Company received a letter from a local law firm threatening suit against three of the Company's officers, the Company itself and the Company's corporate counsel on behalf of the Company's former President and Director, Lyle Pearson. The letter threatens claims for "wrongful termination, breach of contract, breach of fiduciary duty and fraud", and apparently arises from Pearson's resignation as an officer and director of the Company on March 12, 2004. The Company entered into a separation agreement with Pearson within days of his resignation and was accordingly, until recently uncertain with respect to any basis to those threatened claims. The Company views the purported claims are unsupportable.

The Company's separation agreement with Pearson requires Pearson to surrender his four million shares of the Company's restricted Common Stock for cancellation by the Company, in exchange for 500,000 restricted shares issued to him by the Company from authorized, previously unissued Common Stock and other significant consideration. The Company subsequently came to be informed that Pearson had purportedly instead fraudulently transferred the 4,000,000 shares to an entity called Palisades Capital for what the Registrant considers to be illusory consideration and for the purpose of evading the restrictions encumbering the stock as "legend" stock.

The purported transferee is part of a group with which Pearson had evidently been colluding, prior to his departure as the Registrant's chief executive officer, to cause the Company to enter into a blatantly destructive "financing" arrangement which the Company avoided notwithstanding the group's adverse efforts.

On May 4, 2004, the Company filed a lawsuit in Santa Anna, California seeking enforcement of its agreement with Pearson and for fraud and other causes of action against Pearson, Palisades Capital, its principals and others, seeking various relief from the named defendants and imposition of an injunction preventing disposition of Pearson's restricted Common Stock pending final resolution of the litigation.

At hearing on the same day, based upon the Registrant's statement of irreparable harm, the Court granted the Company's plea and entered a temporary restraining order prohibiting transfer or other disposition of the Pearson stock pending further order of the Court and setting a show cause hearing for May 19, 2004 in the matter as to why the restraining order shouldn't remain in place. The Company posted a $10,000 bond in connection with the Court's imposition of the temporary restraining order.

In the course of opposing enforcement of the Pearson contract and in opposing imposition of the restraining order, Defendants Palisades and its principals stated and plead an immediate intent to sell and dispose of the Pearson stock by sales of the restricted stock outside the United States without regard to the Company's ownership interest in the shares. The Registrant intends to vigorously prosecute this litigation and to pursue all and every remedy available to it in the circumstances presented in this litigation.

Item 2.  Changes in Securities
-------  ---------------------

(c)   Recent Sales of Unregistered Securities
---   ---------------------------------------

On April 1, 2004, the Company issued 3,200,000 shares of common stock and Series "A" and Series "B" warrants to purchase 6,400,000 additional shares of common stock. The Series "A" warrants are exercisable at $2.25 per share and expire sixty (60) days after the effective date of the Company's pending Form SB-2 Registration Statement. The Series "B" warrants expire on March 31, 2009 and are exercisable at $3.50 per share. The shares of common stock and warrants were issued to eleven (11) accredited and institutional investors led by Satellite Strategic Capital Partners in exchange for $5.6 Million. The security issuances were exempt from registration by Section 4(2) of the Securities Act. The security holders had access to information about the Company and had the opportunity to ask questions about the Company. The securities issued contain a legend restricting their transferability absent registration or an available exemption. All of the shares issued, and all of the shares underlying the Series "A" and Series "B" warrants are covered by the Registrant's pending Registration Statement.

In April, 2004, the Company issued additional Series "A" and Series "B" warrants to purchase up to 640,000 shares of its common stock to Alpine Capital Partners, Inc. for investment banking related services in connection with the equity funding transaction the Company completed on April 1, 2004. The warrants were issued exempt from registration by Section 4(2) of the Securities act. The warrant holder had access to information about the Company and had the opportunity to ask questions about the Company. The warrants issued contain restrictions on their transferability absent registration or an available exemption.

In March, 2004 the Company issued 3,000,000 shares of its common stock to Thomas
M. Wittenschlaeger, the Company's Chief Executive Officer. These shares were issued upon the Company's engagement of Mr. Wittenschlaeger as an officer and upon his appointment to the Company's Board of Directors. The share issuance was exempt under Section 4(2) of the Securities Act. Mr. Wittenschlaeger had access to information about our Company and the shares issued contain the appropriate restrictive legend restricting their transferability absent registration or an available exemption.

In March, 2004 the Company issued 100,000 shares of its common stock to its special counsel, Eugene Michael Kennedy, Esq.. These shares were issued upon re-engagement of Mr. Kennedy on March 8, 2004. The share issuance was exempt under Section 4(2) of the Securities Act. Mr. Kennedy had access to information about our Company and the shares issued contain the appropriate restrictive legend restricting their transferability absent registration or an available exemption.

In March, 2004, the Company issued 400,000 shares of common stock to Bob Van Leyen, its Chief Financial Officer. The share issuance was exempt from registration by Section 4(2) of the Securities Act. Mr. Van Leyen had, and has access to information about the Company and had the opportunity to ask questions about the Company. The shares issued contain a legend restricting their transferability absent registration or an available exemption.

In March 2004, the Company issued 1,115,000 shares of its common stock to Computer Network Advisors for consulting services provided and to be provided. The shares issuance was exempt from registration by Section 4(2) of the Securities Act. The security holder had access to information about the Company and had the opportunity to ask questions about the Company. The shares issued contain a legend restricting their transferability absent registration or an available exemption.

In March, 2004, the Company issued 1,279,600 shares of its common stock to six
(7) shareholders for various consulting services and other services assistance to the Company. The issuances were exempt from registration by Section 4(2) of the Securities Act. The shareholders had access to information about the Company and had the opportunity to ask questions about the Company. The shares issued contain a legend restricting its transferability absent registration or an available exemption.

In March 2004, the Company issued 26,000 shares of its common stock to Focus Partners in connection with termination of the Company's agreement with that firm for public relations services. The shareholder had access to information about the Company and had the opportunity to ask questions about the Company. The shares were issued exempt from registration by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration as an available exemption.

The Company has no formal stock option plan, but has granted options to employees. All options were granted between September 2003 and March, 2004, with an exercise price of $1.50 per share, and vest one-third annually over three (3) years on the anniversary of the date of grant. The following table summarizes options granted and outstanding at March 31, 2004.


       Plan Category           Number of Securities to      Weighted average     Number of securities
                              be issued upon exercise of   exercise price of    remaining available for
                                 outstanding options,     outstanding options,      future issuance
                                 warrants and rights      warrants and rights
                                          (a)                     (b)                      (c)
----------------------------  --------------------------  --------------------  -----------------------
Equity compensation plans
approved by security holders

Equity compensation plans             1,392,500               $     1.50                   -
not approved by security
holders

Total                                 1,392,500            (Aggregate Price)               -
                                                              $2,598,750


The options were issued to approximately 25 key employees. The security issuances were exempt from registration by Section 4(2) of the Securities Act. The option holders had access to information about the Company and had the opportunity to ask questions about the Company. The options issued contain a legend restricting their transferability absent registration or an available exemption.

Each of the security holders (a) had access to business and financial information concerning the Company, (b) represented that he, she or it was acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) had such knowledge and experience in business and financial matters that he, she or its was able to evaluate the risks and merits of an investment in the Company. Therefore, each investor was also sophisticated within the meaning of Federal securities laws. In addition, the certificates evidencing the securities that were issued contain a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) The following exhibits are being filed with this Report:

            Exhibit             Description
            -------             -----------

            None



     (b) Reports on Form 8-K:

           On March 17, 2004, the Company filed a Current Report on Form 8-K under Item 6 reporting the Resignation of the Registrant's former President, Chief Executive Officer and Director, Lyle Pearson and the appointment of Thomas M. Wittenschlaeger to those offices.

           On March 19, 2004, the Company filed a Current Report on Form 8-K under Item 5 to disclose the Company's service upon the Registrant of two Complaints. The first, Shapiro v. Raptor Networks Technology, Inc., a California corporation, et al, Case No.: 04 CC 02880 in the Superior Court of California for Orange County and, the second, Kelly, Hemstreet and Weiner vs. Raptor Networks Technology, Inc., a California corporation, et al, Case No. 04CC 03377.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2004.


                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------





                       By:/s/ Thomas M. Wittenschlaeger
                          --------------------------------
                          Thomas M. Wittenschlaeger,
                          Chief Executive Officer

Exhibit 31.1
------------

                                 CERTIFICATIONS
                                 --------------

          I, Thomas M. Wittenschlaeger, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Raptor Networks Technology, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 17, 2004

                                             /s/Thomas M. Wittenschlaeger
                                             ----------------------------
                                             Thomas M. Wittenschlaeger
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

Exhibit 31.2
------------

                                 CERTIFICATIONS
                                 --------------

         I, Bob Van Leyen, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Raptor Networks Technology, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 17, 2004


                                             /s/ Bob Van Leyen
                                             -----------------
                                             Bob Van Leyen
                                             Chief Financial Office
                                             (Principal Financial Officer)

Exhibit 32.1
------------

            Certification of the Chief Executive Officer Pursuant to
            --------------------------------------------------------
                             18 U.S.C. Section 1350,
                             -----------------------
                             As Adopted Pursuant to
                             ----------------------
                  Section 906 of the Sarbanes-Oxley Act of 2002
                  ---------------------------------------------


     In connection with the Quarterly of Raptor Networks Technology, Inc. (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas M. Wittenschlaeger, as Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the dates and the periods covered by the Report.

A signed original of this written statement has been provided to Raptor Networks Technology, Inc. and will be retained by Raptor Networks Technology, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

May 17, 2004
                                  /s/ Thomas M. Wittenschlaeger
                                  -----------------------------
                                  Thomas M. Wittenschlaeger
                                  Chief Executive Officer

Exhibit 32.2
------------

            Certification of the Chief Executive Officer Pursuant to
            --------------------------------------------------------
                             18 U.S.C. Section 1350,
                             -----------------------
                             As Adopted Pursuant to
                             ----------------------
                  Section 906 of the Sarbanes-Oxley Act of 2002
                  ---------------------------------------------


     In connection with the Quarterly of Raptor Networks Technology, Inc. (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bob Van Leyen, as Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the dates and the periods covered by the Report.

A signed original of this written statement has been provided to Raptor Networks Technology, Inc. and will be retained by Raptor Networks Technology, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

May 17, 2004
                                  /s/ Bob Van Leyen
                                  -----------------
                                  Bob Van Leyen