Form 10QSB
period 2004-06-30
RAPTOR NETWORKS TECHNOLOGY  INC
filed 2004-08-09
CIK 1163300

UNITED STATES
                       securities and exchange commission
                              Washington D.C. 20549

                                   FORM 10-QSB
                                   -----------

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number: 333-74846

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                COLORADO                                 84-1573852
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            1241 E. Dyer Road, Suite 150, Santa Ana, California 92705
                    (Address of principal executive offices)

                                 (949) 623-9300
                (Issuer's telephone number, including area code)
                   65 Enterprise Road, Suite 420, Aliso Viejo,
                California 92656 (Former name, former address and
                former fiscal year, if changed since last report)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
               30,849,542 shares of Common Stock, par value $.001,
                 were issued and outstanding on August 1, 2004.
                        RAPTOR NETWORKS TECHNOLOGY, INC.

                              INDEX TO FORM 10-QSB

                                                                           PAGE
PART I. FINANCIAL INFORMATION                                              ----
-----------------------------

Item 1. Financial Statements


    Consolidated Balance Sheets as of June 30, 2004 (Unaudited)               3

    Consolidated Statements of Operations (Unaudited) for the Period from
       Inception (July 24, 2003) to June 30, 2004 and for the Three Months
       Ended Juner 30, 2004 and the Six Months Ended June 30, 2004            4

    Consolidated Statements of Cash Flows (Unaudited) for the Six Months
      Ended June 30, 2004                                                     5

    Notes to Unaudited Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis or Plan of Operation             8


Item 3. Controls and Procedures                                              11


PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                 12

Item 2.    Changes in Securities                                             13

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16
----------

CERTIFICATIONS                                                               17
--------------

                          PART I- FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-------  --------------------

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash and cash equivalents                                                                            $   3,357
     Inventory, net                                                                                             918
     Prepaid expenses                                                                                           637
     Other current assets                                                                                        55
                                                                                                          ---------

        Total current assets                                                                                  4,967

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                                         316

OTHER ASSETS
     Debt issue cost                                                                                             32
     Deposits                                                                                                   295
                                                                                                          ---------

             TOTAL ASSETS                                                                                 $   5,610
                                                                                                          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                                     $     305
     Accrued payroll and payroll taxes                                                                           81
     Accrued expenses                                                                                            69
     Accrued interest payable                                                                                     8
                                                                                                          ---------

        Total current liabilities                                                                               463

     Convertible debt                                                                                         1,214


STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 5,000,000 shares
        authorized                                                                                                -
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 30,849,542 shares issued and
        outstanding                                                                                              31
     Additional paid-in capital                                                                              26,842
     Stock issued for prepaid services                                                                         (864)
     Accumulated deficit during developmental stage                                                         (22,076)
                                                                                                          ---------

        Total Stockholders' Equity                                                                            3,933

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $   5,610
                                                                                                          =========

   See accompanying notes to the unaudited consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         For the period from inception (July 24, 2003) to June 30, 2004
                                   (Unaudited)
                                 (In thousands)

                                                                  For the period
                                                                  from inception        For the three         For the six
                                                                  (July 24, 2003)        months ended        months ended
                                                                 To June 30, 2004       June 30, 2004       June 30, 2004
                                                                 ----------------       -------------       -------------

REVENUE
     Product sales                                                        $      -          $       -            $      -
     Service fees                                                                5                  -                   -
                                                                         ---------           --------           ---------

         Total revenue                                                           5                  -                   -
                                                                         ---------           --------           ---------


EXPENSES
     Consulting                                                              1,655              1,145               1,293
     Stock for services                                                     16,104                706              10,351
     Salary expense                                                          2,072                696               1,374
     Selling, general and
     administrative                                                          2,203              1,009               1,413
                                                                         ---------           --------           ---------

         Total expenses                                                     22,034              3,556              14,431
                                                                         ---------           --------           ---------

     Net loss from operations                                              (22,029)            (3,556)            (14,431)
                                                                         ---------           --------           ---------

     Income tax benefit                                                          -                  -                   -

NET LOSS                                                                  $(22,029)         $  (3,556)           $(14,431)
                                                                         =========          =========            ========

BASIC AND DILUTED NET
 LOSS PER SHARE                                                              (0.99)              (.12)              (0.56)
                                                                         =========           ========            ========

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                22,271             30,077              25,772
                                                                         =========           ========            ========













   See accompanying notes to the unaudited consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       For the period
                                                                                       from inception         For the six
                                                                                      (July 24, 2003)        months ended
                                                                                     To June 30, 2004       June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                $(22,029)           $(14,431)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation                                                                              75                  56
         Amortization                                                                             687                 687
         Common stock issued for services                                                      16,968               9,671
         Common stock issued for prepaid services                                              (1,544)                  -
         Recapitalization of private company                                                        9                   -
         Warrants issued                                                                          145                   -
         Changes in operating assets
         and liabilities:
          Other current assets                                                                    (41)                (20)
          Note receivable                                                                                              60
          Deposits                                                                               (295)               (270)
          Prepaid assets                                                                         (653)               (169)
          Inventories                                                                            (918)               (689)
          Accounts payable                                                                        305                (140)
          Interest payable                                                                          8                   8
          Other accrued liabilities                                                                69                  35
          Accrued payroll and payroll taxes                                                        81                 (48)
                                                                                              -------              -------
     Net cash flows from operating
      activities                                                                               (7,133)             (5,250)
                                                                                              -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                                        (391)                (74)
                                                                                              -------             -------
     Net cash flows from investing
      activities                                                                                 (391)                (74)
                                                                                              -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                                               9,667               7,350
         Proceeds from convertible Debt                                                         1,214               1,014
                                                                                              -------             -------
     Net cash flows from investing
      activities                                                                               10,881               8,364
                                                                                              -------             -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                           3,357               3,040

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                                -                 317
                                                                                              -------             -------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                                   $  3,357            $  3,357
                                                                                              =======             =======


   See accompanying notes to the unaudited consolidated financial statements.

                        Raptor Networks Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  June 30, 2004

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


2.       Property and Equipment
         ----------------------

Property and equipment consisted of the following:

                                                                                             June 30, 2004

         Furniture and Office equipment                                                      $       1,976
         Computer equipment                                                                        120,611
         Testing equipment                                                                         267,717
                                                                                             -------------
                                                                                                   390,304
         Less: Accumulated depreciation                                                             74,330
                                                                                             -------------
                                                                                             $     315,974
                                                                                             =============



3.       Long Term Debt
         --------------

During the period, the Company secured interim financing in the form of a convertible bridge loan in the amount of $45,177. The loan was organized by a shareholder and bears interest at an annual rate of 8%. The loan is convertible into restricted common stock at any time during the following three year period. The conversion of principal and accrued interest shall be at the rate of $3.50 per share. The total amount owed shall, in any event, be converted into common stock at $3.50 per share on the third anniversary of the initial funding.


4.       Stockholders' Equity

As of June 30, 2004, 30,849,542 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 20,715,700 restricted shares had been issued for services, 4,627,619 restricted shares had been issued at $0.50 per share for total proceeds of $2,313,810, 3,200,000 restricted shares were issued at $1.75 per share for total proceeds of $5,600,000, 972,223 restricted shares were issued at $1.80 per share for total proceeds of $1,750,000, 300,000 restricted shares were issued at $0.01 per share, for total proceeds of $3,000 and 1,034,000 free-trading shares are outstanding as registered by the Company in its original, initial public offering in mid-2002.

A total of 4,245,100 of the shares issued for services were intended as compensation for services to be rendered over periods ranging from eighteen to twenty-four months, beginning in July 2003. The value of the services to be rendered after June 30, 2004 has been deferred and will be charged to operations as the services are rendered. Due to non-performance of consultants against some of these arrangements an additional charge of $108,333 was recognized and the relevant contracts were terminated.

4.       Stockholders' Equity
         --------------------

     Stock Options and Warrants
     --------------------------


At June 30, 2004, the Company is considering , but has not yet implemented a formal stock option plan but has granted non-plan options to various employees. Options granted between September 2003 and March 2004 had an exercise price of $1.50 per share and vest one-third annually over three years on the anniversary date of the grant. The Company issued 3,520,000 warrants to purchase common stock ("Warrants") at $2.25 per share, 5,774,775 Warrants at $3.50, 972,223 Warrants at $3.00, and 150,000 Warrants at $2.00.

The options and Warrants are summarized as follows:

                                                                                                Weighted Average
                                                                          Shares             Exercise Price

Outstanding at March 31, 2004                                          1,392,500                 $        1.50
Granted                                                               10,416,998                          3.01
Cancelled                                                               (310,000)                         1.50
Exercised                                                                      -                             -
                                                           ---------------------             -----------------
         Outstanding at June 30, 2004                                 11,499,498                 $        2.87
                                                                   =============                 =============


The following table summarizes options and warrants outstanding at June 30, 2004:

             Range                  Number           Wtd. Ave. Life             Wtd. Ave. Price           Exercisable
             -----                  ------           --------------             ---------------           -----------

         $1.50-3.50                   11,499,498        2.90 years                            $  2.87


Subsequent to June 30, 2004 3,520,000 Warrants, exercisable at $ 2.25 per share expired without exercise.

5.       Subsequent Events
         -----------------

                                 Options Issued
                                 --------------

Subsequent to June 30, 2004, the Company awarded a total 1,287,500 non-plan common stock purchase options to certain employees which are exercisable during a three year period, following the option grant dates, and ending during the first quarter of 2007, at an exercise, of $1.75 per share of the Company's restricted common stock. Also, subsequent to June 30, 2004, the Company cancelled 300,000 options granted in 2003.

Item 2.           Management's Discussion and Analysis or Plan of Operation.
-------           ----------------------------------------------------------

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

For the period from inception, July 24, 2003, through the Quarter ended June 30, 2004, we realized only minimal revenue. There was no revenue from product sales through the Quarter ended June 30, 2004. The insignificant fee revenue we did realize was immaterial and only incidental to our product design and development activities in the period ended December 31, 2003.

Expenses incurred for the three (3) month period ended June 30, 2004 amounted to $3,556,277, comprised of cash disbursements for consulting fees, salaries, and selling and general administrative expenses in the total amount of $2,849,875. This amount includes $950,858 of finders fees paid in connection with funds raised. In addition $706,402 was charged in the quarter ended June 30, 2004 for restricted common stock issued for services in the past.

In the period June and July 2004 the Company has received a limited number of orders from various customers. A few systems were shipped, however orders/revenues have not yet been recognized due to contingencies placed by customers on these orders. We expect general availability for our first product, the ER-1010, later in the third quarter resulting in revenues thereafter. We expect in September 2004 to launch two new products, the ER-1808 (high end backbone switch) and the OR-1024 (low end switch).

We currently expect material revenues to be realized toward the end of the third quarter and then thereafter through year end and beyond.

Going Concern Considerations; Subsequent Developments
------------------------------------------------------

On April 1, 2004, Raptor Networks Technology, Inc. closed an equity financing for gross proceeds of $5.6 million. The funding involved several accredited and institutional investors purchasing our Common Stock and Series "A" and Series "B" Warrants. The "A" warrants have since expired and we have made a verbal offer to extend the exercise period. While there is no assurance that the "B" Warrants will be exercised, if they are fully exercised according to their respective terms, the total gross value to the Company of this equity funding would increase to approximately $16 million. With possible extension of the exercise period of the "A" Warrant, the total gross value of this equity funding could be further increased.

In June 2004 the Company closed another equity financing for gross proceeds of $1,750,000. This funding involved various accredited investors purchasing common stock and Series "C" and "D" warrants to purchase additional common stock. While there is no assurance that the "C" and "D" warrants will be exercised, if they are fully exercised according to their respective terms, the total gross value to the Company of this equity funding would increase to approximately $8.1 million.

During Q2 we continued placing evaluation units of our launch product, the Ether Raptor 1010 with a number of high potential launch customers and integrators. The revenue shipments which we expected in June 2004 materialized on a limited scale, however these revenues could not be recognized due to contingencies placed on the relevant orders. We expect these contingencies will be lifted during the third quarter and revenues can be recognized. We also expect an increased number of orders and shipments to distributors during the third quarter.

We will expand our product offering during the remainder of 2004 to actively market half a dozen distinct network switches.

Since the Registrant's inception occurred only on July 24, 2003, comparative analyses between the three months period ending June 30, 2004 and the comparable period of 2003 cannot be undertaken or provided.

On July 30,2004 we relocated our principal offices within a Federal Enterprise Zone substantially reducing expected overhead for the rest of this year and beyond. In addition our personnel increases have been kept at a minimum.

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

The following should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

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

Results of Operations
---------------------

The following table sets forth, as a percentage of (loss) from operations, certain items appearing in the Company's unaudited statement of operations. The Company has not realized any revenue from product sales since inception (July 24, 2003) through June 30, 2004.


                                         Period from
                                          Inception              Three (3) Month
                                        (July 24, 2003)            Period Ended
                                        to June 30, 2004          June 30, 2004
                                      --------------------     --------------------

Income (loss) from operations         $   (22,029,656)         $ (3,556,276)
                                      --------------           -------------
Expenses                              $    22,034,656          $  3,556,276
                                      --------------           -------------
Expenses:
  Selling, General & Administrative         2,202,935             1,008,781
  Consulting                                1,655,433             1,145,379
  Stock for Services                       16,104,344               706,402
  Salary expense                            2,071,944               695,714
                                      -----------------         ---------------
Total operating expenses                   22,034,656             3,556,276
                                      =================         ===============
  ==============
Net (loss) from operations            $   (22,029,656)         $ (3,556,276)
Income Tax Benefit                          -                        -
Net Loss                                  (22,029,656)           (3,556,276)
Basic and diluted net loss per share              (0.99)                 (0.12)
Basic and diluted weighted average
number of shares outstanding               22,271,113            30,077,318
                                      ===================       ================


The Company has incurred significant net losses since its inception, i.e. July 24, 2003. These losses will hopefully have resulted in net operating loss carryforwards when we begin to achieve and then sustain revenues from product sales. The Company recorded its losses without recording them as deferred income tax assets, offsets against future tax liability, since future utilization of these losses is subject to the Company's ability to generate taxable income. There was no taxable income to speak of from the Company's inception in July of 2003 through August 3, 2004 since we have yet to generate any product sales revenue.

Liquidity and Capital Resources
-------------------------------

The Company's working capital at August 3, 2004 (unaudited) was $3,995,013. All of its working capital was attributable to net cash provided from closing an equity financing on April 1, 2004 for gross proceeds of $5.6 Million and an equity financing in June 2004 for gross proceeds of $1.7 million.

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

The first complaint, Shapiro vs. Raptor Networks Technology, Inc., a California corporation, et al, Case No.: 04 CC 02880 in the Superior Court of California for Orange County, purports to be a claim for establishment and enforcement of an alleged interest in certain of the Company's intellectual property asserted by the Plaintiff and supposedly arising from a defunct partnership agreement by and between the Plaintiff and two (2) of the Company's officers, Edwin Hoffman and Ananda Perera. The Plaintiff's Complaint alleges eight counts, apparently triggered by the Plaintiff's involuntary termination as an employee by the Company near the end of January, 2004 and prays for various and sundry damages "in excess of $10 Million".

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

On April 5, 2004, the Company received a letter from a local law firm threatening suit against three of the Company's officers, the Company itself and the Company's corporate counsel on behalf of the Company's former President and Director, Lyle Pearson. The letter threatened claims for "wrongful termination, breach of contract, breach of fiduciary duty and fraud", and apparently arose from Pearson's resignation as an officer and director of the Company on March 12, 2004. The Company entered into a separation agreement with Pearson within days of his resignation and was accordingly, until recently uncertain with respect to any basis to those threatened claims. The Company views the purported claims are unsupportable.

The Company's separation agreement with Pearson required Pearson to surrender his four million shares of the Company's restricted Common Stock for cancellation by the Company, in exchange for 500,000 restricted shares issued to him by the Company from authorized, previously unissued Common Stock and other significant consideration. The Company subsequently came to be informed that Pearson had instead fraudulently transferred the 4,000,000 shares to an entity called Palisades Capital for what the Registrant considers to be illusory consideration and for the purpose of evading the restrictions encumbering the stock as "legend" stock.

The transferee is part of a group with which Pearson had evidently been colluding, prior to his departure as the Registrant's chief executive officer, to cause the Company to enter into a blatantly destructive "financing" arrangement which the Company avoided notwithstanding the group's adverse efforts.

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

At hearing on the same day, based upon the Registrant's statement of irreparable harm, the Court granted the Company's plea and entered a temporary restraining order prohibiting transfer or other disposition of the Pearson stock pending further order of the Court and setting a show cause hearing for May 19, 2004 in the matter as to why the restraining order shouldn't remain in place. The Company posted a $10,000 bond in connection with the Court's imposition of the temporary restraining order. During the May 19, 2004 hearing the court removed the restraining order allowing the defendants to execute further disposition of the restricted Pearson stock.

On June 15, 2004 we were served with a complaint by Pearson himself, Pearson vs. Raptor NetworksTechnology, Inc., Case No. 04CC06408 , in the Superior Court for Orange County, California. This complaint purports to be a claim for Fraud and other causes of action. We have reviewed the Plaintiff's allegations and engaged counsel to defend the Plaintiff's claim and allegations. Based upon the allegations of the Complaint and consideration of the actual facts, the Registrant views the claim in all counts alleged to be wholly without merit and accordingly, frivolous. The Registrant intends to vigorously defend the claim and to enforce each and all remedies available to it in the circumstances.

Item 2.           Changes in Securities
-------           ---------------------

(c)                        Recent Sales of Unregistered Securities

In July 2004 the Company issued 150,000 warrants to Rutan & Tucker, its litigation and patent council. These warrants are exercisable at $2.00 a share and expire in June 2009.

In June 2004 the Company issued 972,223 shares of common stock and series "C" and "D" Warrants to purchase 1,944,446 additional shares of common stock. The series "C" Warrants are exercisable at $3.00 per share and expire sixty (60) days after the effective date of a future Registration Statement. The series "D" Warrants expire in June 2009 and are exercisable at $3.50 a share. The shares of common stock and Warrants were issued to three (3) accredited investors in exchange for $1,750,000. The security issuances were exempt from registration by
Section 4(2) of the Securities Act. The security holders had access to information about the Company and had the opportunity to ask questions about the Company. The securities issued contain a legend restricting their transferability absent registration or an available exemption from registration..

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

In March, 2004, the Company issued 1,279,600 shares of its common stock to seven
(7) shareholders for various consulting services and other services assistance to the Company. The issuances were exempt from registration by Section 4(2) of the Securities Act. The shareholders had access to information about the Company and had the opportunity to ask questions about the Company. The shares issued contain a legend restricting its transferability absent registration or an available exemption.

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

The Company has not yet implemented a formal stock option plan, but has granted non-plan options to employees. The employee options were granted between September 2003 and March, 2004, with an exercise price of $1.50 per share, and vest one-third annually over three (3) years on the anniversary of the date of grant. The following table summarizes employee options granted and outstanding at June 30, 2004.


       Plan Category           Number of Securities to      Weighted average     Number of securities
                              be issued upon exercise of   exercise price of    remaining available for
                                 outstanding options,     outstanding options,      future issuance
                                 warrants and rights      warrants and rights
                                          (a)                     (b)                      (c)
----------------------------  --------------------------  --------------------  -----------------------
Equity compensation plans
approved by security holders

Equity compensation plans             1,082,500               $     1.50                   -
not approved by security
holders

Total                                 1,082,500            (Aggregate Price)               -
                                                              $2,598,750


The non-plan employee options were issued to approximately 17 key personnel. The security issuances were exempt from registration by Section 4(2) of the Securities Act. The non-plan employee option holders had access to information about the Company and had the opportunity to ask questions about the Company. The options issued contain a legend restricting their transferability absent registration or an available exemption.

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







Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          :




          (b) Reports on Form 8-K:

                     The Company filed a Current Report on Form 8-K dated June 9, 2004 reporting as Item 5., completion of a second equity financing for gross proceeds of $175,000 and updating the disclosure of pending litigation.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2004.


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



Date: August 6, 2004

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



Date: August 6, 2004


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

August 6, 2004                             /s/ Thomas M. Wittenschlaeger
                                           -----------------------------
                                           Thomas M. Wittenschlaeger
                                           Chief Executive Officer

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

August 6, 2004                    /s/ Bob Van Leyen
                                  -----------------
                                  Bob Van Leyen