Form 10QSB
period 2004-09-30
RAPTOR NETWORKS TECHNOLOGY  INC
filed 2004-11-12
CIK 1163300

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                               FORM 10-QSB

                               (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

                               or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                      Commission file number: 333-74846

                    RAPTOR NETWORKS TECHNOLOGY, INC.
                    --------------------------------
        (Exact name of registrant as specified in its charter)

                COLORADO                           84-1573852
                --------                           ----------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

       1241 E. Dyer Road, Suite 150, Santa Ana, California 92705
       ---------------------------------------------------------
            (Address of principal executive offices)

                             (949) 623-9300
                             --------------
             (Issuer's telephone number, including area code)

    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
 30,849,542 shares of Common Stock, par value $.001, were issued and outstanding on November 1, 2004.

                       RAPTOR NETWORKS TECHNOLOGY, INC.

                            INDEX TO FORM 10-QSB

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Consolidated Balance Sheet as of September 30, 2004 (Unaudited)        4

   Consolidated Statement of Operations (Unaudited) for the Period
    from Inception (July 24, 2003) to September 30, 2004 and for the
    Three Months Ended September 30, 2004 and the Nine Months Ended
    September 30, 2004                                                    5

   Consolidated Statements of Cash Flows (Unaudited) for the Period
    from Inception (July 24, 2003) to September 30, 2004 and for the
    Nine Months Ended September 30, 2004                                  6

   Notes to Unaudited Consolidated Financial Statements-
    September 30, 2004                                                    7

Item 2.    Management's Discussion and Analysis or Plan of Operation      8

Item 3.    Controls and Procedures                                       12

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                             13

Item 2.    Changes in Securities                                         14

Item 6.    Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                               17

CERTIFICATIONS                                                           18

                        PART I- FINANCIAL INFORMATION



Item 1.  Financial Statements
         --------------------

Item 1    Financial Information
------    ---------------------


                       Raptor Networks Technology, Inc.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                              September 30, 2004
                                 (Unaudited)
                               (In thousands)

                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $     967
  Inventory, net                                            1,351
  Prepaid expenses                                            597
  Other current assets                                         18
                                                        ---------
     Total current assets                                   2,933

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION       797

OTHER ASSETS
  Debt issue cost                                              29
  Deposits                                                    139
                                                        ---------

          TOTAL ASSETS                                  $   3,898
                                                        =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $     617
  Accrued payroll and payroll taxes                            91
  Accrued expenses                                             57
  Note payable                                                119
  Accrued interest payable                                     12
                                                        ---------

     Total current liabilities                                896

  Convertible debt                                          1,214


STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 5,000,000 shares
     authorized                                                 -
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 30,849,542 shares issued and
     outstanding                                               31
  Additional paid-in capital                               26,842
  Stock issued for prepaid services                         (432)
  Accumulated deficit during developmental stage         (24,653)
                                                        ---------

     Total Stockholders' Equity                             1,788

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   3,898
                                                        =========


See accompanying notes to the unaudited consolidated financial statements.

                       Raptor Networks Technology, Inc.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF OPERATIONS
      For the period from inception (July 24, 2003) to September 30, 2004
                               (Unaudited)
                             (In thousands)


                               For the period
                               from inception      For the three         For the nine
                             (July 24, 2003) to     months ended         months ended
                             September 30, 2004  September 30, 2004    September 30, 2004
                             ------------------  ------------------    ------------------

REVENUE
  Product sales                    $       2          $       2            $       2
  Service fees                             5                  -                    -
                                   ---------          ---------            ---------
     Total revenue                         7                  2                    2

COST OF SALES                              2                  2                    2
                                   ---------          ---------            ---------

  GROSS PROFIT                             5                  0                    0
                                   ---------          ---------            ---------

EXPENSES
  Consulting                           1,716                 61                1,354
  Stock for services                  16,536                432               10,873
  Salary expense                       3,071                999                2,373
  Selling, general and
  administrative                       3,289              1,085                2,408
                                   ---------          ---------            ---------

     Total expenses                   24,612              2,577               17,008
                                   ---------          ---------            ---------

  Net loss from operations           (24,607)            (2,577)             (17,008)
                                   ---------          ---------            ---------

  Income tax benefit                       -                  -                    -

NET LOSS                           $ (24,607)         $  (2,577)           $ (17,008)
                                   =========          =========            =========
BASIC AND DILUTED NET
 LOSS PER SHARE                        (0.91)              (.12)               (0.53)
                                   =========          =========            =========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                      24,089,581         30,849,542           27,477,167
                                  ==========         ==========           ==========



See accompanying notes to the unaudited consolidated financial statements.

                      Raptor Networks Technology, Inc.
                        (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                              For the period
                                              from inception   For the nine
                                             (July 24, 2003)   months ended
                                             to Sept 30, 2004  Sept 30, 2004
                                             ----------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(24,607)      $(17,008)
  Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
     Depreciation                                     129            110
     Amortization                                   1,122          1,122
     Common stock issued for services              16,968          9,671
     Common stock issued for prepaid services      (1,544)             -
     Recapitalization of private company                9              -
     Warrants issued                                  145              -
     Changes in operating assets
     and liabilities:
      Other current assets                             (3)            17
      Note receivable                                                 60
      Deposits                                       (139)          (114)
      Prepaid assets                                 (612)          (127)
      Inventories                                  (1,351)        (1,122)
      Accounts payable                                617            172
      Note payable                                    119            119
      Interest payable                                 12             12
      Other accrued liabilities                        57             23
      Accrued payroll and payroll taxes                91            (39)
  Net cash flows from operating                   -------        -------
   activities
                                                   (8,987)        (7,104)
                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment purchases                (926)          (610)
  Net cash flows from investing                   -------        -------
   activities                                        (926)          (610)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                       9,666          7,350
     Proceeds from convertible Debt                 1,214          1,014
  Net cash flows from investing                   -------        -------
   activities
                                                   10,880          8,364
                                                  -------        -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 967            650

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    -            317
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                       $    967       $    967
                                                 ========       ========




See accompanying notes to the unaudited consolidated financial statements.

                      Raptor Networks Technology, Inc.
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2004

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

  2.   Property and Equipment
       ----------------------

Property and equipment consisted of the following:

                                             September 30, 2004
                                             ------------------

     Furniture and Office equipment          $       265,255
     Computer equipment                              169,417
     Testing equipment                               491,415
                                             ---------------
                                                     926,087
     Less: Accumulated depreciation                  128,779
                                             ---------------
                                             $       797,308
                                             ===============
  3.   Long Term Debt
       --------------

At September 30, 2004 the Company had outstanding debt in the original principal amount of $1,214,291 organized by a shareholder. Interest on the debt accrues at an annual rate of 8%. The loan is convertible into restricted common stock at any time during a three-year period beginning in the first quarter of 2004. Conversion of principal and accrued interest shall be at the rate of $3.50 per share. Under terms of the loan, the total amount owed shall be converted into restricted common stock at $3.50 per share on the third anniversary of the debt funding in 2007.

       Note Payable
       ------------

In September 2004, the Company entered into a short term loan agreement for the purpose of purchasing test equipment in the amount of $166,518. The outstanding balance at September 30, 2004 is due in January 2005 payable in four equal installments.

4.     Stockholders' Equity
       --------------------

As of September 30, 2004, 30,849,542 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 20,715,700 shares had been issued for services, 4,627,619 shares had been issued at $0.50 per share for total proceeds of $2,313,810, 3,200,000 shares were issued at $1.75 per share for total proceeds of $5,600,000, 972,223 shares were issued at $1.80 per share for total proceeds of $1,750,000, 300,000 shares had been issued at $0.01 per share for total proceeds of $3,000 and 1,034,000 shares remain from the reverse merger described in the audited financial statements at December 31, 2003.

A total of 4,245,100 of the shares issued for services were intended as compensation for services to be rendered over a period of eighteen months beginning in July 2003. The value of the services to be rendered after September 30 2004 has been deferred and will be charged to operations as the services are rendered.

       Stock Options and Warrants
       --------------------------

On July 15, 2004 the Company's Board approved a formal stock option plan, subject to subsequent shareholder approval which has not yet been obtained. Prior to the issuance of the formal plan the Company has granted options to employees. All options granted vest one-third annually over three years on the anniversary date of the grant. Options granted between September 2003 and March 2004 had an exercise price of $1.50 per share. During the period between July and September 2004, 1,287,500 options were granted with an exercise price of $1.75 and 70,000
options were granted with an exercise price of $1.15.   The
Company also issued 100,000 warrants to purchase common stock at $1.50.

The outstanding options and warrants are summarized as follows:

                                                      Weighted Average
                                           Shares      Exercise Price
                                           ------      --------------

Outstanding at June 30, 2004             11,499,498       $     2.87
Granted                                   1,457,500             1.70
Cancelled                                (4,280,030)            2.29
Exercised                                         -                -
                                          ---------        ---------
   Outstanding at September 30, 2004      8,676,967       $     2.96
                                          =========        =========

The following table summarizes options and warrants outstanding at September 30, 2004:

Range        Number       Wtd. Ave. Life    Wtd. Ave. Price   Exercisable
-----        ------       --------------    ---------------   ------------
1.15-3.50   8,676,967        2.22 years            2.96         6,621,967


5.     Subsequent Events
       -----------------

                          Other Options Activity
                          ----------------------

Subsequent to September 30, 2004, the Company awarded a total 32,500 common stock purchase options to certain employees, exercisable during a three year period, following the option grant dates and ending during the fourth quarter of 2007, at an option exercise to be determined at the date of Board approval. Also, subsequent to September 30, 2004, the Company cancelled 850,000 options granted in 2004.

                               Bridge Loan
                               -----------

On November 5, 2004 the Company secured additional interim financing in the form of a convertible bridge loan in the amount of $1,000,000. The loan is convertible to restricted common stock at the time of a subsequent anticipated capital financing at a conversion price equal to 80 percent of the conversion price to investors in the anticipated private placement capital financing. The interim financing investor will receive 400,000 bridge warrants and one additional warrant for every two shares acquired by conversion of the bridge loan. The terms of these warrants will be identical to the terms of the warrants issued in the forthcoming capital financing.

Item 2 Management's Discussion and Analysis or Plan of Operation.
       ----------------------------------------------------------

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

We produced our first prototypes and applied for a series of process, or utility, patents for the Ether-Raptor product line series. All of the patent applications were assigned to the Registrant. The Company's first Raptor product, the Ether-Raptor 1010, is commercially available and is currently being marketed.

For the period from inception, July 24, 2003, through the Quarter ended September 30, 2004, we realized only minimal revenue. There was very limited revenue from product sales through the Quarter ended September 30, 2004. The insignificant fee revenue we did realize was only incidental to our product design and development activities in the period ended December 31, 2003.

Expenses incurred for the three (3) month period ended September 30, 2004 amounted to $2,577,397, comprised of cash disbursements for consulting fees, salaries, and selling and general administrative expenses in the total amount of $2,145,520, total of $431,877 was charged in the Quarter ended September 30, 2004 for restricted common stock issued for services in the past.

During the Quarter ended September 30, 2004, the Company continued to receive a high level of interest for its first product the ER-1010. The product was shipped to a larger distributor, Value Added Resellers (VARS), and various end-users. Potential customers started extensive testing. During this process it became clear that certain product enhancements were needed, causing some delay in bringing product to market. We decided to postpone the introduction of our second and third product and to focus all of our resources on the enhancements needed for the ER-1010.

We now expect that material revenues will be realized toward the end of the Fourth Quarter and beyond.

Going Concern Considerations; Subsequent Developments
-----------------------------------------------------

On April 1, 2004, Raptor Networks Technology, Inc. closed an equity financing for gross proceeds of $5.6 million. The funding involved several accredited and institutional investors purchasing our Common Stock and Series "A" and Series "B" Warrants to purchase additional Common Stock. The "A" warrants have since expired. While there is no assurance that the "B" Warrants will be exercised, if they are fully exercised according to their respective terms, the total gross value to the Company of this equity funding would increase to approximately $16 million.

In June 2004 the Company closed another equity financing for gross proceeds of $1.75 million. This funding involved various accredited investors purchasing common stock and Series "C" and "D" warrants to purchase additional common stock. While there is no assurance that the "C" and "D" warrants will be exercised, if they are fully exercised according to their respective turns, the total gross value to the Company of this equity funding would increase to approximately $8.1 million.

Due to the brief period since the Registrant's inception on July
24, 2003, comparative analyses between the three-month period ending September 30, 2004 and the comparable period of 2003 cannot be undertaken or provided in a meaningful way.

On July 30, 2004 we relocated our principal offices into a Federal Enterprise Zone, substantially reducing our overhead expense. In addition our employee headcount has been kept at a minimum.

Potential Seasonal Sales Volatility

A portion of our anticipated sales may be seasonal and our operating results may be difficult to predict and may fluctuate. Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Portions of our sales may be seasonal in nature. This seasonality will result in increased sales of products during our First and Third fiscal quarters.

The following should be read in conjunction with our Consolidated
Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in the Quarterly Report on Form 10-QSB are based upon our unaudited financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgments and estimates including those related to product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

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


Results of Operations

The following table sets forth, as a percentage of (loss) from operations, certain items appearing in the Company's unaudited statement of operations. The Company has not realized any material revenue from product sales since inception (July 24, 2003) through September 30, 2004.


                                         For the period
                                         from inception               For the three
                                        (July 24, 2003)                months ended
                                       to September 30, 2004        September 30, 2004
                                       ---------------------        ------------------

Income (loss) from operations             $  (24,607)     100.0%    $   (2,577)   100.0%
                                          ----------                ----------
Expenses                                      24,612      100.0%         2,577    100.0%
                                          ----------                ----------

Expenses:
  Consulting                                   1,716        6.9%            61     2.4%
  Stock for services                          16,536       67.2%           432    16.8%
  Salary expense                               3,071       12.5%           999    38.7%
  Selling, general and administrative          3,289       13.4%         1,085    42.1%
                                          ----------                ----------

Total Operating expenses                      24,612      100.0%         2,577   100.0%
                                          ==========                ==========

Net (loss) from operations                   (24,607)     100.0%        (2,577)  100.0%
Income tax benefit                                 -                         -
Net Loss                                  $  (24,607)               $   (2,577)
Basis and diluted net loss per share           (0.91)                     (.12)
Basic and diluted weighted average
Number of shares outstanding              24,089,581                30,849,542
                                          ==========                ==========


The Company has incurred significant net losses since its inception, i.e. July 24, 2003. These losses will hopefully have resulted in net operating loss carryforwards when we begin to achieve and then sustain revenues from product sales. The Company recorded its losses without recording them as deferred income tax assets, offsets against future tax liability, since future utilization of these losses is subject to the Company's ability to generate taxable income. There was no taxable income to speak of from the Company's inception in July of 2003 through September, 2004 since we have yet to generate any product sales revenue.

Liquidity and Capital Resources

The Company's working capital at November 5, 2004 (unaudited) was $2,921,233. Working capital was attributable to net cash provided from closing an equity financing on April 1, 2004 for gross proceeds of $5.6 million, an equity financing in June 2004 for gross proceeds of $1.7 million and a convertible bridge loan in the original principal amount of $1.0 million on November 5, 2004.

Recent Accounting Pronouncements

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

                        PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
-------    -----------------

The Registrant is a party in four (4) pending lawsuits. We were served with process in two separate state court lawsuits originally filed in February of 2004 by former employees. Both actions name the Company's wholly owned subsidiary, three of the Company's officers individually and from 1 to 50 unknown persons, or "Does" as Defendants.

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

Item 2.    Changes in Securities
-------    ---------------------

(c)        Recent Sales of Unregistered Securities

On July 15, 2004, the Company's Board of Directors approved a formal stock option plan which is, however, subject to Shareholder approval which has not yet been sought or secured. Prior to the implementation of a formal plan, we granted certain options to employees. The employee options were granted between September 2003 and March, 2004, with an exercise price of $1.50 per share, and vest one-third annually over three (3) years on the anniversary of the date of grant. Subsequently, the Company issued additional employee options exercised at $1.75 and $1.15 per share. The following table summarizes employee options granted and outstanding at September 30, 2004.


      Plan Category            Number of Securities to      Weighted average     Number of securities
                              be issued upon exercise of   exercise price of    remaining available for
                                outstanding options,      outstanding options,      future issuance
                                warrants and rights        warrants and rights
                                        (a)                       (b)                     (c)
----------------------------  --------------------------  --------------------  -----------------------
Equity compensation plans
approved by security holders

Equity compensation plans             2,055,000                   $1.64                     -
not approved by security
holders

Total                                 2,055,000            (Aggregate Price)                -

                                                               $3,379,258

The non-plan employee options were issued to approximately 15 key personnel. The security issuances were exempt from registration by Section 4(2) of the Securities Act. The non-plan employee option holders had access to information about the Company and had the opportunity to ask questions about the Company. The options issued contain a legend restricting their transferability absent registration or an available exemption.

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




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits and index of exhibits:
          Index of Exhibits:

          Exhibit (b)(99)  Form of Stock Option Plan as approved by
                           the Registrant's Board, subject to subsequent Shareholder approval not yet secured.


     (b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated August 17, 2004 reporting as Item 5., modification of the exercise period terms of certain outstanding Warrants to purchase
Common Stock and entry into a certain product distribution arrangement with SYNNEX CORPORATION.

          The Company filed a Current Report on Form 8-K on October 22, 2004 reporting as Item 5.02, departure of Mr. Edwin Hoffman as a director and subsequent appointment of Mr. Larry L.
Enterline as a director of the Company replacing Mr. Hoffman.

                                 SIGNATURES

          In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2004.


                  RAPTOR NETWORKS TECHNOLOGY, INC.



                  By:/s/  Thomas M. Wittenschlaeger
                  --------------------------------
                  Thomas M. Wittenschlaeger,
                  Chief Executive Officer