Form 10KSB
period 2004-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2005-04-15
CIK 1163300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB
                                 --------------

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM  ________    TO  ________

                        COMMISSION FILE NUMBER: 333-74846

                                 --------------

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             COLORADO                                  84-1573852
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

        1241 E. DYER ROAD, SUITE 150                     92705
                SANTA ANA, CA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 623-9300

                                 --------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
                                 --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $54,040.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices (as reported by Pink Sheets, LLC) of $0.71 per share as of April 8, 2005 was $17,249,132. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

         State the number of shares outstanding of each of the issuer's classes of common equity outstanding as of the latest practicable date: 32,083,442 shares of Common Stock, $0.001 par value, as of April 11, 2005.

         Until December 2, 2003, the Registrant's common stock traded on the Over-The-Counter Bulletin Board under the symbol "PFII". On December 3, 2003, the Registrant's name was changed to "Raptor Networks Technology, Inc." and the common stock began trading on the Over-The-Counter Bulletin Board under the symbol "RPTN."

         Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format:        Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.         Business....................................................   2
Item 2.         Properties..................................................   9
Item 3.         Legal Proceedings...........................................   9
Item 4.         Submission of Matters to a Vote of Security Holders.........   9

                                     PART II

Item 5.         Market for Common Equity, Related Stockholder Matters
                and Small Business Issuer Purchases of Equity Securities....  10
Item 6.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  10
Item 7.         Financial Statements........................................  15
Item 8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................  15
Item 8A.        Controls and Procedures.....................................  16
Item 8B.        Other Information...........................................  16

                                    PART III

Item 9.         Directors and Executive Officers of the Registrant..........  17
Item 10.        Executive Compensation......................................  19
Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................  22
Item 12.        Certain Relationships and Related Transactions..............  23
Item 13.        Exhibits....................................................  24
Item 14.        Principal Accountant Fees and Services......................  26
Signatures..................................................................  27
Index to Financial Statements                                                F-1
Index to Exhibits

                                     PART I

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         When used in this report on Form 10-KSB, the words "expects," "anticipates," "estimates," "believes," "hopes," "intends," "forecasts" and similar expressions are intended to identify "forward-looking statements." These statements which are not historical or current facts are made pursuant to the safe harbor provisions of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to those safe harbor provisions for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, and failure to capitalize upon access to new customers. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Raptor Networks Technology, Inc. (the "Registrant" or "Company") was organized under the laws of the State of Colorado on January 22, 2001. The Company offered EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the U. S. Securities and Exchange Commission ("SEC") but generated minimal revenues from its inception.

         On October 17, 2003, the Registrant completed a business combination transaction with Raptor Networks Technology, Inc., a closely held California corporation ("Raptor"). The Registrant acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became a wholly-owned subsidiary of the Company. With completion of the acquisition transaction, the Company terminated its previous operations and, by and through Raptor, became engaged in the data network switching industry; including the design, production, sales and service of standards-based and proprietary high speed switching technology applied to sophisticated inter-networking systems, operating in a large variety of new and existing government and private sector network systems.

         The Company continues to be in the earliest stages of commercial operations and has realized minimal revenues as of April 1, 2005. It has designed a series of related products branded the Ether-Raptor line, which consists of a modular set of Ethernet switching components based on a common set of proprietary hardware and software modules which can be produced with line cards from base units. The Company believes that its Ether-Raptor family of products have nearly universal application to a user's internetworking requirements and can be utilized anywhere on an ethernet network where an advanced switch is required.

         The Company's principal headquarters are located at 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705 and its phone number is 949-623-9300. The Company's Internet address is www.raptor-networks.com. The Company's Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter may be found on its website at the Internet address set forth above. The Company's filings with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

DESCRIPTION OF BUSINESS

         OVERVIEW

         Distributed computing and accelerated use of the Internet have driven an exponential expansion in the use of internetworking for more than thirty years. Today's networks were engineered based upon standards and technology optimized for handling a single data type, character data, that was prevalent thirty years ago. Today's sophisticated applications often require multiple data types with speed and bandwidth requirements so high that prevailing network technology is simply not up to the task and system upgrade is generally not cost justifiable, thereby slowing the growth and utilization of advanced network applications, or limiting the total available number of subscribers on a given network.

         New applications such as video on demand, remote synchronous data storage mirroring, global clustering, business continuance, disaster recovery and distance learning are a few of the network applications types that have the potential of generating increased and/or new revenue streams for any enterprise offering them. But the cost to replace or upgrade existing networks with requisite, efficient, high bandwidth infrastructure may cause these new applications to be financially prohibitive. Government regulatory requirements are also increasingly demanding system replacements and upgrades, regardless of financial justification.

         The Company's switch technology provides Gigabit and 10 Gigabit Ethernet communications at wire speed with Layer 2/3/4 Switching/Routing, and excellent bandwidth/priority control. The Company's proprietary, patent pending technologies allow stand alone high speed "smart" switches to be connected over fiber to form a single "virtual switch."

         One of the most difficult types of data for networks to handle is Video over Internet Protocol. By optimizing the handling of all data packets on a network (treating them as though they were all video data), the Company's design and equipment enables true wire speed networks and achieves two objectives for the user community. First, it enables voice, video, storage, and other sophisticated applications that enterprises will use to establish new revenue streams at what the Company believes is a justifiable cost. Second, it augments, rather than replaces, the existing internetworking infrastructure those enterprises now use, leveraging the user's existing capital investment, minimizing the additional capital expense required for supporting these new applications and leading to increased user revenue opportunities.

         The Company recently completed a build of evaluation units of its launch product, the Ether Raptor 1010 (ER-1010), and has placed these units at high potential launch customers and integrators. In order to ensure a strong focus on the ER-1010, development of other products was postponed. The Company believes that selling cycles for its new technology will be longer than anticipated.

         While the Company's product is being intensively tested in various large accounts and is believed to be gaining acceptance by its users, the Company, commencing with inception in July 2003 to the present, has operated and is now operating at a significant loss and has realized only negligible revenues. Although management is optimistic with regard to prospective business, there can be no assurance that the Company will not encounter unforeseen and unanticipated obstacles to near term revenue, or ultimately achieving profitability.

         RELOCATION OF FACILITIES

         In August 2004, the Company relocated into a federal enterprise zone in Santa Ana, California reducing its overhead expenses and creating a more appropriate facility for its activities.

         COMPETITION

         The data networking switching industry is intensely competitive, and the Company faces significant competition from a number of different sources. Many of the Company's competitors have significantly greater name recognition and market penetration, as well as substantially greater financial, technical, product development and marketing resources than the Company.

         The Company competes in all of its markets with other major networking switching related companies. Competitive pressures and other factors, such as new product or new technology introductions by the Company or its competitors, may result in price or market share erosion that could have a material adverse effect on the Company's business, results of operations and financial condition. Also, there can be no assurance that the Company's products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

         RESEARCH AND DEVELOPMENT

         During its first 18 months commencing with its transition into the data network switching industry, the Company mainly conducted project specific research. These projects were not customer specific and therefore the Company did not bill any of its customers for non-recurring engineering expenses. In the future, the Company expects that there will be periodic opportunities to engage in customer specific projects for which it can bill a portion of its expenses to such customers.

         The amount spent on research and development amounted to $127,262 in 2003 and $1,167,068 in 2004. The significant increase is attributable to the fact that 2003 only includes six months of activities, whereas 2004 includes a full year of activities. In addition, during 2004 the Company's product design reached completion, necessitating the building of prototypes and the outsourcing of certain activities such as industrial design and software development.

         In 2004, the Raptor engineering team completed a number of critical design projects. During the first quarter of 2004, the Company finished design of its first product, a copper based switch, the ER-1010, and in February 2004, produced its first prototype of the ER-1010, seven months after the start of the design work. In May 2004, a second version of this switch was produced and evaluation units were placed with potential customers.

         During the third quarter of 2004, the Company's design team finalized the design work on a fiber based RAST card. This card enables all Raptor systems employed in a network connected through fiber to work as one system, even if such systems are located up to 96 kilometers apart. In July and August 2004, a new product, the ER-1808, was developed and a prototype of this design manufactured. In order to ensure all the Company's resources were focused on the ER-1010, however, the Company elected to halt, temporarily, design work on the ER-1808. In September and October 2004, a 10-GigE-fiber card was developed and made available to the market, which enables Raptor systems to communicate with other brand network switches. Thereafter, the Company developed a new graphical user interface (GUI) and other features were added to the ER-1010.

         During the fourth quarter of 2004, the engineering team was rebalanced, decreasing hardware development resources substantially and increasing software development resources. The Company believes that this will enable it to substantially increase software related performance and product features during 2005.

         In 2005, the Company anticipates that its engineering team will continue developing new product features as well as finalizing the design of the ER-1808.

         SALES AND MARKETING

         The Company markets and sells products to customers through a combination of direct sales to end users and sales through resellers. The Company's sales offices are located in California. The Company has finder's fee agreements in place with a number of independent third parties for the sale of its products.

         The Company anticipates that original equipment manufacturers (OEMs) may eventually constitute another important sales channel. Such OEMs may include Raptor's product in their offerings to their end users and system integrators. While the Company is currently pursuing multiple OEM relationships, at this point, none have been secured and there can be no guarantee that the Company will succeed in securing such relationships.

         SUPPLIERS

         The Company's success will depend on partnerships in both technology and related support. The primary technology provider to Raptor is Broadcom Corporation. Broadcom's 10 Gigabit Ethernet, Gigabit Ethernet and fast Ethernet transceivers provides the Ethernet and 10Gigabit switching fabric in Raptor's distributed architecture. Another major supplier to Raptor is Tyco Corporation, which supplies PCB fabrication, optical components and PCB design and/analyses support. Raptor's operating system is based on WindRiver's VxWorks, which is widely used throughout the information technology industry.

         EMPLOYEES

         As of April 15, 2005, the Company had 25 employees. None of the Company's employees are a party to any collective bargaining agreements with the Company. The Company considers its relations with its employees to be good.

         PATENTS, TRADEMARKS, AND LICENSING AGREEMENTS

         The Company has filed a broad aspect patent for Ethernet Distributed Switch Fabrics, which is currently in the application process. This patent describes in detail the processes required to create an Ethernet distributed switch fabric and is intended to protect the broad concept of the switch fabric. The Ethernet Distributed Switch Fabrics patent application has been filed for United States and worldwide (PCT) protection.

         While the Company believes that its use of the technology encompassed in the Ethernet Distributed Switch Fabrics patent application is neither infringed upon by any third party, nor infringes on any prior art of any third party, the Company is unable to assess the validity, scope, or defensibility of its patent application, and any challenge to or claim of infringement relating to the patent application could materially and adversely affect the Company's business and results of operations.

         The Company has not entered into any licensing or franchising agreements for revenue generating purposes.

                                  RISK FACTORS

GOING CONCERN.

         The Company's accountants have qualified their opinion with respect to the Company's financial statement to include an explanatory paragraph related to the Company's ability to continue as a going concern in their report for each of the fiscal years ended December 31, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to the Company's ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of the Company's business. The Company urges potential investors to review the report of the Company's independent certified public accountants and the Company's consolidated financial statements and seek advice concerning the substantial risks related thereto before making a decision to invest in the Company.

RECENTLY FORMED COMPANY; ACCUMULATED DEFICIT; WORKING CAPITAL; EXPECTATION OF FUTURE LOSSES; NEED FOR ADDITIONAL FINANCING.

         The Company is a recently formed company and has had no significant revenues from operations to date. As of December 31, 2004, the Company had an accumulated deficit of $28,219,557 and a working capital deficit of $918,629. The Company expects its accumulated deficit to increase for the quarters ending March 31, 2005 and June 30, 2005 and possibly continue to grow beyond such dates. The Company will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the remainder of 2005. Accordingly, there is a risk that the Company will not achieve profitable operations in the near future, if at all. Although the Company anticipates that the proceeds from its current capital raises, in addition to cash on hand, will be sufficient to fund operations through fiscal year 2005, there can be no assurance that sufficient revenues will be generated thereafter to fund the Company's operating requirements. In such event, the Company would be required to seek additional financing through borrowings, debt or equity financing or otherwise. The Company has no commitments for any such financing, and there can be no assurance that the Company will be able to obtain any requisite financing on acceptable terms, if at all. Should the Company be unable to raise additional capital, investors in the Company could lose their entire investment.

NO SIGNIFICANT PROFITABLE PRIOR OPERATING HISTORY.

         The Company is a recently formed company and has an extremely limited history of operations and has not generated meaningful revenues from operations since its inception. The Company is faced with all of the risks associated with a company in the early stages of development. The Company's business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in the network switch industry. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated development, and marketing difficulties. There can be no assurance that the Company will ever generate significant commercial sales or achieve profitability. Should this be the case, investors in the Company could lose their entire investment.

RESIDUAL LIABILITY FROM MERGER.

         The Company was organized on January 22, 2001. On October 17, 2003, the Company acquired Raptor Networks Technology, Inc., a closely held California corporation, in a cashless common stock share-for-share exchange. The acquisition was treated as a merger with the Company as the surviving entity. With the completion of the acquisition transaction, the Company terminated its previous operations (consisting of the EDGARization of SEC securities filings) and became engaged in the data network switching industry. There is a risk that the Company may be subject to currently unknown liabilities resulting from the operations of the Company prior to the merger. Should a claimed liability arise, the Company could expend significant time and resources defending or satisfying such claim, including without limitation the amount of any judgment or settlement required to satisfy any such claim and the payment of attorneys' fees and other costs incurred in defending any such claim.

NEED FOR MARKET ACCEPTANCE.

         No assurance can be given that the Company will be able to successfully achieve sustainable market penetration with any of its products. The Company's success in marketing its products will be substantially dependent on educating its targeted markets as to the unique topologies as well as what the Company believes are the performance and cost benefits of its distributed Ethernet switch architecture. There can be no assurance that the Company's efforts or the efforts of others will be successful in fostering acceptance of the Company's technology among the targeted markets.

COMPETITION.

         The Company operates in a competitive industry with many established and well-recognized competitors. Many of these competitors have substantially greater resources, distribution networks, vendor relationships and industry experience than the Company and can be expected to react strongly to the Company's marketing efforts. In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base could temporarily drop prices to stave off a potential successful market launch by the Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to the Company's key marketing or management personnel. Competitors include Cisco Systems, Foundry Networks, Extreme Networks, Force10 Networks, Juniper Networks, and others. There can be no assurance that the Company will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING CAPABILITY.

         To date, the Company has only recently begun significant marketing efforts and has booked sales of approximately $59,000 as of fiscal year ended December 31, 2004. The Company believes it will have to significantly expand its sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of its products. There can be no assurance that any efforts undertaken will be successful in achieving substantial sales of the Company's product or support service offerings.

TECHNOLOGICAL CHANGE AND RISK OF OBSOLESCENCE.

         Evolving technology, updated industry standards, and frequent new product and service introductions characterize the network switching market. The Company's products could become obsolete at any time. Competitors could develop products similar to or better than the Company's, or finish development before the Company, or be more successful marketers, any of which could hurt the Company's success. The Company's future success depends in significant part on its ability to evolve the performance and software feature sets of its existing products and develop and introduce new products and technologies in response to the evolving demands of the market and competitive product offerings.

INTELLECTUAL PROPERTY.

         The Company's success depends significantly on protecting its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology. Monitoring unauthorized use of the Company's technology is difficult, and the Company cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the U.S. The Company currently has patent pending protection for its proprietary technology and plans to rely on non-disclosure agreements to further protect this technology. There can be no assurance that these patents will be granted or that nondisclosure agreements will provide meaningful protection to the Company.

         In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against the Company with respect to existing or future products or technology. If there is a successful claim of infringement and the Company fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, the Company's business and results of operations may be seriously harmed.

LIMITED CAPITALIZATION OF THE COMPANY.

         The Company expects to continue to experience losses from its operations for the foreseeable future. There is no assurance that such losses will not be in an amount and for a duration that will exceed these projections. In such case, the Company may require financing in addition to that currently contemplated by the Company in order to continue its operations. Receipt of less than the maximum proceeds in the Company's current capital raises may increase the risk that additional financing will be required. Such financing, if required, may not be available to the Company or may be available to it only on unfavorable terms. Moreover, in the event the Company seeks to raise additional funds through the sale of additional shares of Common Stock or other interests in the Company, investors in the Company may experience significant dilution of their equity invested in the Company.

DEPENDENCE ON KEY PERSONNEL.

         The Company's future success depends to a significant degree on the continued service of its key personnel and on its ability to attract, motivate and retain highly qualified employees. In particular, the Company is dependent upon the management services of its founders and senior management: Chief Executive Officer and President, Tom Wittenschlaeger, Chief Development Officer, Edwin Hoffman and Chief Technical Officer, Ananda Perera. The loss of the services of any of Mr. Wittenschlaeger, Mr. Hoffman or Mr. Perera would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, there are a number of other key management, sales and support positions (including many for which individuals have not yet been hired) the loss of which (or the inability to recruit and retain) would have a material adverse effect on the business of the Company. If the Company experiences the rapid growth it hopes to achieve, its ability to operate successfully during periods of rapid growth (if any) will depend on its ability to attract and retain managers and develop adequate systems and procedures to manage such growth. There can be no assurance that the Company will be able to attract and retain additional key management personnel with the skills and expertise necessary to manage the Company should any such period of rapid growth occur.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING WARRANTS AND OPTIONS.

         Under the terms of the existing warrants to purchase its common stock, noncompensatory options , and other outstanding options to acquire Common Stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with, upon the exercise of such warrants and/or options, a resulting dilution in the interests of the other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of such options and warrants. In addition, holders of certain options and warrants have registration rights with respect to such options and the underlying securities, the exercise of which may involve substantial expense to the Company.

PENNY STOCK REGULATION.

         The Company's stock is listed on the over the counter bulletin board (OTCBB) and constitutes "Penny Stock." Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock Market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

DEPENDENCE ON KEY VENDORS AND SUPPLIERS.

         The Company's switch products are architected and manufactured through the use of third-party electronic components, device level software and services. The Company is dependent on the services and products of other companies, including Broadcom Corporation, Tyco Electronics, Inc., and Express Manufacturing, Inc., among others. A discontinuance, disruption or other similar occurrence to the services and products supplied by the Company's vendors and suppliers could materially diminish the Company's ability to operate efficiently.

GENERAL ECONOMIC CONDITIONS.

         The success of the Company's operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions such as employment, business conditions, interest rates and taxation. The Company's business is affected by the general condition and economic stability of its customers as well as its vendors and partners and their continued willingness to work with the Company in the future. The Company's business is also sensitive to information technology ("IT") spending patterns and preferences. There can be no assurance that IT spending will not be adversely affected by general business trends and economic conditions, thereby impacting the Company's growth, net sales and profitability.

DIFFICULTY OF MANAGING GROWTH.

         In order for the Company to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that the Company will anticipate all of the changing demands that a potential expansion operations might impose on such systems. If the Company were to experience rapid growth, the Company might be required to hire and train a large number of sales personnel and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that the Company seeks to maintain. The future of the Company will depend, in part, on its ability to integrate new individuals and capabilities into its operations, should such operations expand in the future, and there can be no assurance that the Company will be able to achieve such integration. The Company will also need to continually evaluate the adequacy of its management information systems, including its web site. Failure to upgrade its information systems or unexpected difficulties encountered with these systems during an expansion of the Company (should such an expansion occur) could adversely affect the Company's business, financial condition and results of operations.

VOLATILITY OF MARKET; LACK OF LIQUIDITY OF SHARES.

         Investors in the Company should be aware that market prices for securities of network product providers (such as the Company's) can be extremely volatile. There can be no assurance that sufficient liquidity in the Company will exist to provide ready liquidation of any shareholder's holdings. There can be no guarantee of Company profits either in the near term or at all.

ITEM 2.  PROPERTIES

         In August 2004, the Company relocated into a federal enterprise zone in Santa Ana, California, which reduced its overhead expenses and created a more appropriate facility for its activities. The address of the Company's facilities is 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705. Those facilities, consisting of 11,118 square feet, include the Company's executive offices and research and development laboratory and are leased from an unrelated third party. The term of the lease is 36 months commencing August 1, 2004, with a scheduled termination date of July 31, 2007. The base rent for the first year of occupancy is $16,677 per month ($1.50 per rentable square foot). Pursuant to the terms of the lease, on August 1, 2005, the monthly rent will increase to $17,232.90 ($1.55 per square foot) and on August 1, 2006 the monthly rent will increase to $17,788.80 ($1.66 per square foot). The Company's suite is on the first floor of a two-story multi-unit business complex and is in good condition.

         The Company's management believes that the monthly rental rates are comparable to rents charged for comparable properties in the market area. The Company believes that the current facilities are adequate for the expected needs of the Company through at least the end of fiscal year 2006. The Company requires full compliance by the lessor with applicable state and EPA environmental standards at its facility.

ITEM 3.  LEGAL PROCEEDINGS

         All active litigation to which the Company was a party has been settled. However, the Company is still discussing the resolution of a 19-month old contract dispute with a service provider. No suit has been filed in connection with such matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         For the Company's former fiscal year ending August 31, 2003 there was no established public trading market for the Company's common stock. During such period the shares were listed on the over the counter bulletin board (OTCBB) under the Company's prior trading symbol "PFII." The Company's $0.001 par value common stock commenced trading under the symbol "RPTN" on the OTCBB during December 2003. The following table sets forth, for the quarters indicated, the high and low bid information for the Company's common stock as reported by Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                    QUARTER ENDED                  HIGH      LOW
                    -------------                  ----      ---

                    December 31, 2003              5.75     2.10
                    March 31, 2004                 4.65     3.20
                    June 30, 2004                  4.40     1.45
                    September 30, 2004             1.50     0.80
                    December 31, 2004              0.90     0.36

         On April 8, 2005, the average bid and ask price of the Company's common stock as reported by Pink Sheets, LLC, was $0.71 per share.

HOLDERS

         On March 31, 2005, the Registrant had 32,083,442 shares of its common stock outstanding held by approximately 340 record shareholders. This number of shareholders does not include beneficial owners including holders whose shares are held in nominee or "street" name.

DIVIDENDS

         The Company has not paid a cash dividend with respect to its common stock, and has no present intention to pay cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business. The Board of Directors, in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions, will determine the timing and amount of future dividends, if any.

SALES OF UNREGISTERED SECURITIES

         The Company engaged in several private placement offerings of its securities during fiscal year ended December 31, 2004. All such sales previously have been reported on the Company's Quarterly Reports on Form 10-QSB or on Current Reports on Form 8-K. All such sales were made pursuant to the exemption from registration set forth in Regulation D promulgated under the Securities Act of 1933.

REPURCHASES

         No repurchases were made by the Company of its securities during the fourth quarter ended December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the period ended December 31, 2003 and the year ended December 31, 2004, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein. The Company's critical accounting policies relate to inventory valuation, license fees, and recoverability of deferred income taxes.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States
(GAAP). The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include inventory valuations, license fees and the recovery of deferred income tax assets.

         The Company determines its inventory value at the average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.

         The Company has paid $260,000 to a supplier for a software platform related to the Raptor ER-1010 product. This license fee will be amortized and charged to cost of sales over the sale of 1,000 ER-1010 systems, which approximates the number of systems expected to be sold using the platform. In 2004, the Company amortized $520 for the sale of two (2) ER-1010 systems.

         The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for the period ended December 31, 2003 or the year ended December 31, 2004.

         As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

SELECTED FINANCIAL DATA

         The following table sets forth selected financial data regarding the Company's financial position and operating results. This data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

 RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 24, 2003 TO DECEMBER 31, 2003,
         COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004 (IN THOUSANDS)

                                            July 24, 2003 to
                                            December 31, 2003  December 31, 2004
                                             ---------------     ---------------
Net Sales                                    $            5      $           54
Cost of Sales                                            --                  27
                                             ---------------     ---------------

Gross Profit                                              5                  27

Operating expenses
   Consulting                                           363               1,591
   Stock for services (non cash)                      5,753              11,209
   Salary expense                                       698               3,032
   Marketing expense                                      1                 190
   Research and Development Costs                       127               1,167
   Selling, general and administrative                  661               3,305
                                             ---------------     ---------------
Total operating expenses                              7,603              20,494

  Net Other Income (loss)                                --                (108)
Loss before Income tax provision                     (7,598)            (20,575)
  Income tax provision                                   --                  --
                                             ---------------     ---------------
Net loss                                     $       (7,598)     $      (20,575)
                                             ===============     ===============

NET SALES

         For the period from inception, July 24, 2003, through December 31, 2003 and for the fiscal year ended December 31, 2004, the Company realized only minimal revenues of $5,000 and $54,040, respectively. Product development on the ER-1010 switch product has been completed, initial sales have been achieved and the Company is ready for deployment and expanded commercial sales in 2005. Approximately $1.25 million in saleable inventory currently exists. With no further product development other than the customary merchant silicon upgrades required, the pacing items to spur new product sales are: (i) generating awareness in the marketplace and (ii) augmenting the number of deployed sales professionals.

         The Company's financial projections for 2005 will be based on four potential sources of revenue: direct sales, OEM sales, channel/VAR sales, and licensing. During 2005, the Company expects that 85% of its sales will come from direct sales and OEM sales. By the end of 2005 and beyond, it is anticipated that VAR sales and licensing will play a much larger role in the total sales mix.

OPERATING EXPENSES

         On an overall basis, the results of operations includes six months of activities in 2003, during which period the Company's number of employees increased from 3 to 20. During 2004, the Company's number of employees increased from 20 to 25. As revenues were immaterial in both years, the result of the foregoing increase in personnel and operating activity resulted in a 2004 loss substantially in excess of the loss incurred during the six months of operational activities in 2003. An expense analysis follows:

         CONSULTING EXPENSES

         Consulting expenses increased from $363,000 to $1,590,000 during fiscal 2004 compared to fiscal 2003. The increase was primarily the result of the payment of $876,000 in finder's fees for two capital raises (through which $6.8 million was raised). In 2003, only $100,000 was paid for finder's fees. The remaining increase was due to investor relations (IR) support of $228,000. No costs for IR were incurred in 2003.

         STOCK FOR SERVICES

         Stock for services in 2004 increased substantially due to the issuance of three million shares of common stock to the Company's newly appointed President and Chief Executive Officer and 400,000 shares of common stock to it's Chief Financial Officer. In addition, one key employee received 100,000 shares of common stock and eight service providers received 2,420,600 shares of common stock for various consulting services and other service assistance provided to the Company. The total charge to stock for services for the foregoing issuance of common stock was $9.3 million. The remaining charge to stock for services was $1.9 million which related to (i) stock issued to certain shareholders in connection with a required "lock up" agreement and (ii) stock for services charged in 2004 for agreements concluded in 2003. All of the aforementioned consulting agreements and other stock for service agreements were terminated on or before December 31, 2004.

         SALARY EXPENSES

         Salary expenses increased from $698,000 in 2003 to $3,032,000 in 2004 in connection with increased levels of personnel. The average number of employees in 2003 was 10 (for a period of six months), while the average number of employees in 2004 was 23 (for a period of 12 months).

         MARKETING EXPENSES

         During the 2003 period, there were no marketing expenses as there was no product available. In 2004, marketing activities commenced with a resulting expenditure for such activities of $189,000. The primary marketing expenditures for 2004 consisted of the Company's attendance at various conferences, a product launch, development of the Company's website, and production of promotional materials and brochures.

         RESEARCH AND DEVELOPMENT

         Total research and development (R&D) expenses increased by $1 million in 2004 as compared to 2003. In 2003, R&D expenses mainly consisted of design tool rentals and a very limited level of subcontracted engineering support. When product development neared completion in the first quarter of 2004, engineering support from outside sources increased substantially and expense categories such as prototype expenses, consumables, test boards, and the like were added. A summary of these expenditures indicating such increases is as follows:

                                               2003 (6 months only)     2004
                                                   -----------       -----------
         Outside Engineering Support               $   70,000        $  295,000
         Tool Rentals                                  32,000           130,000
         Consumables                                   25,000           178,000
         Prototypes (including scrap)                       0           272,000
         Support Charges                                    0           135,000
         Other                                              0           157,000
                                                   -----------       -----------
         TOTAL                                     $  127,000        $1,167,000
                                                   ===========       ===========

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expenses increased substantially from $661,000 in 2003 to $3,305,000 in 2004, mainly due to increased business activity levels and a greater number of employees in 2004 compared to 2003. In addition, the Company incurred nonrecurring expenses such as employee relocation expenses ($97,000), litigation fees ($250,000), and settlement expenses in connection with legal actions ($751,000 - which includes stock issuance charges of $541,000 as well as $210,000 in cash payments).

         SG&A expenditures are summarized below :

                                                 2003 (6 months only)   2004
                                                    -----------      -----------
         Legal Fees (including litigation in 2004)  $  150,000       $  580,000
         Settlement Charges for lawsuits                    --          751,000
         Relocation expenses                            10,000           97,000
         IT Services                                    30,000           95,000
         Rent                                           85,000          208,000
         Investor Relations                             22,000           84,000
         Finders Fees                                       --          110,000
         Travel                                        131,000          190,000
         Audit                                          20,000           30,000
         Directors Fees                                     --           12,000
         Business Insurance                                 --           94,000
         Depreciation                                   20,000          180,000
         Office Expenses                                25,000           99,000
         HR and Operations                                  --           64,000
         Telephone                                      27,000           64,000
         Payroll taxes                                  62,000          200,000
         Other employee benefits                        34,000          216,000
         Other                                          45,000          231,000
                                                    -----------      -----------
         TOTAL                                      $  661,000       $3,305,000
                                                    ===========      ===========

         OTHER INCOME/(LOSS)

         Other income (loss), which amounts to a loss of $107,433 during 2004, consists of $7,681 in interest income and $115,114 of interest expense on outstanding loans. There was no corresponding entry for 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's accountants have qualified their opinion with respect to the Company's financial statement to include an explanatory paragraph related to the Company's ability to continue as a going concern in their report for each of the fiscal years ended December 31, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to the Company's ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of the Company's business. The Company urges potential investors to review the report of the Company's independent certified public accountants and the Company's consolidated financial statements and seek advice concerning the substantial risks related thereto before making a decision to invest in the Company.

         The Company has a working capital deficit of ($918,629). Management is addressing this condition by raising capital using a combination of convertible debt and warrants.

         In the period from December 2003 through April 2004, the Company obtained convertible loans totaling $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into restricted common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. The total amount owed shall be converted into common stock at $3.50 per share on April 15, 2007.

         In April 2004, the Company closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of the Company's common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $3.50 per share.

         In June 2004, the Company closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of the Company's common stock, 972,223 Series C Warrants and 972,223 Series D Warrants. The Series C Warrants expire two months after the effective date of a registration statement filed in conjunction with the common shares sold in the June 2004 financing. Such a registration statement has not been filed with the SEC as of April 8, 2005. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, the Company amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $3.50 per share.

         On November 5, 2004 the Company secured interim financing of $1,000,000. This financing consists of a convertible loan which bears interest at a rate of 10% per annum. The outstanding principal amount of this loan, together with all accrued but unpaid interest thereunder shall automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock or other equity based equivalent, at a price per share not to exceed $0.50; provided, however, that for purposes of determining the number of shares and warrants to be received by the holder of the indebtedness upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the note. In addition, the lender was issued 600,000 Series E Warrants. The Series E Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $0.60 per share.

         The foregoing capital raises during fiscal year ended December 31, 2004 have enabled the Company to further enhance and stabilize product performance, reduce cost of manufacturing by redesign, build an inventory of finished products and connect with a large number of end users.

         During the first quarter of 2005, the Company secured interim financing though convertible bridge loans, totaling $1,831,000. Of these, there were four bridge loans for total gross proceeds of $471,000, which bear an interest rate of 8% per annum and which will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price in any such future financing. It is anticipated that another $129,000 of bridge loan funding from this source will be received around mid-April 2005.

         The remaining bridge loans, for total gross proceeds of $1,360,000, bear an interest rate of 10% per annum and will convert to common stock of the Company issued in any financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock at a price per share not to exceed $0.50; provided, however, that for the purpose of determining the number of shares and warrants to be received by the holder upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the bridge note. In addition, the lenders were also issued Series E Warrants at a rate of 60,000 warrants per $100,000 in principal bridge loan funding. The Series E Warrants have an exercise price of $0.60 per share and expire five years from the issuance date.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has had no change of, nor disagreements with, its accountants since the Company's inception.

ITEM 8A. CONTROLS AND PROCEDURES.

         The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2004, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to the Company's directors and executive officers.

       NAME                          AGE   POSITION WITH COMPANY
       ----                          ---   ---------------------
       Thomas M. Wittenschlaeger      47   Chief Executive Officer, President,
                                           Director and Chairman of the Board
       Bob van Leyen                  61   Chief Financial Officer and Secretary
       Edwin Hoffman                  52   Chief Development Officer
       Ananda Perera                  48   Chief Technology Officer
       Ken Bramlett                   45   Director (1)
       Larry Enterline                52   Director (1)
       Albert Wong                    56   Director (1)

(1)      Member of the Audit, Nominating and Governance, and Compensation
         Committees.

         TOM WITTENSCHLAEGER, (age 47), is the Company's Chief Executive Officer, President, a director and Chairman of the Board. Mr. Wittenschlaeger has accumulated more than twenty-two years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing. Mr. Wittenschlaeger has been the Chairman of the Board, President and Chief Executive Officer since March 15, 2004.

         LARRY ENTERLINE, (age 52), is one of the Company's directors. From 2000 to 2004, Mr. Enterline served as Chief Executive Officer and as a director of Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 1989 to 2000, Mr Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products. Mr. Enterline brings decades of market-defining successes to the Company's Board. Mr. Enterline is also a member of the board of directors of Comsys IT Partners, Inc., where he has served as director since January 2001. Mr. Enterline has been a director of the Company since October 18, 2004.

         KEN BRAMLETT, (age 45), is one of the Company's directors. Mr. Bramlett has served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. since March 2005. Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994. From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson, Bradshaw and Hinson, P.A. Mr. Bramlett brings 20 years of experience in corporate law and governance, public and private equity, and mergers and acquisitions to the Company's Board. Mr. Bramlett has been a director of the Company since December 2, 2004.

         ALBERT WONG, (age 56), is one of the Company's directors. Mr. Wong has more than twenty years of experience in the high-tech industry, from start-up phase to executive management. He is a co-founder of AST Research, a world class PC manufacturer founded in 1980, where he served as director, Chief Technology Officer & Executive Vice President from 1980 to 1989. Later, he founded AMKLY Systems, a producer of high performance PC and network servers. He was President & CEO of AMKLY through 1996. In October 1998, Mr. Wong was recruited by Clarion Co., Ltd. to start a North America research and development center. He served as director, President & CEO of Clarion Advanced Technology (later as Zandiant Technologies) until June 2003. Mr. Wong has also served as a member of board of directors with Printrak International, a leading fingerprint identification company, Netsoft and InfoGation Corporation. He is an advisor to Express Manufacturing, Inc., a leading contract manufacturing company, where he has served as an advisor to the board since May, 2002. Mr. Wong has been a director of the Company since May 17, 2004.

         BOB VAN LEYEN, (age 61), is the Company's Chief Financial Officer and Secretary. Mr. van Leyen has more than twenty-four years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management. From 2002 to 2003, Mr. van Leyen served as a partner with Tatum CFO, L.L.C. From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics. During his twenty-four years of employment, Mr. van Leyen has managed extensive financial operations organizations in Europe, Asia, and the United States, providing financial support to operations. Mr. van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration. Mr. van Leyen has served as the Company's Chief Financial Officer and Secretary since September 29, 2003.

         EDWIN HOFFMAN, (age 52), is the Company's Chief Development Officer. Mr. Hoffman has extensive engineering and sales experience with companies such as Reuters, Alcatel, Digital Equipment Corporation (DEC), Cabletron, Marconi, and MTI. He has managed various mixed technology projects with individual project revenues of more than $80 million and total revenues in excess of $100 million annually. In the last five years he has held various sales, engineering, account management, and executive positions. From March 1997 to October 1999, Mr. Hoffman was a Senior Sales Engineer and Technical Account Manager at DEC (later a division of Cabletron). During the period of October 2000 to September 2002, Mr. Hoffman was employed at Anritsu in the capacity of National Sales Engineering Manager. Mr. Hoffman obtained a diploma, and earned an achievement award, in computer engineering science at the Control Data Institute in London, England. Mr. Hoffman has served as the Company's Chief Development Officer since May 2004. Prior to May 2004, Mr. Hoffman had served as the Company's Chief Technology Officer since August 11, 2003.

         ANANDA PERERA, (age 48), is the Company's Chief Technology Officer. Mr. Perera has worked in the high-tech industry for more than 28 years. Mr. Perera managed system engineering groups in various technology manufacturing companies, including Amdahl and Fujitsu. From April 2000 to April 2002, Mr. Perera was employed by Network Storage Solutions as its Senior Systems Architect. During the period of January 1998 to April 2000, Mr. Perera worked at Amdahl Corporation where he was the Director of Consulting. He has also gained industry experience working as a consultant for various Internet based companies. Mr. Perera also previously served as Director of Quality and Technology for Viacom. Mr. Perera holds an Engineering degree from the University of Colombo in Sri Lanka, as well as other credentials in the area of networking and storage technology. Mr. Perera has served as the Company's Chief Technology Officer since May 2004. Prior to May 2004, Mr. Perera had served as the Company's Vice President of Engineering since July 1, 2003.

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of the board of directors.

AUDIT COMMITTEE FINANCIAL EXPERT

         On April 7, 2005, the Board of Directors formed an Audit Committee that consists of three Board members, Larry Enterline, Albert Wong and Ken Bramlett. The Audit Committee is comprised entirely of non-employee, "independent" (as defined in Rule 4200(a)(15) of the NASD listing standards) directors and operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee's current charter may be found at the Company's website at www.raptor-networks.com. The Audit Committee and Board of Directors have confirmed that Mr. Enterline and Mr. Bramlett meet applicable NASD listing standards for designation as an "Audit Committee Financial Expert" based on their experience and background.

CODE OF ETHICS

         A copy of the Company's code of ethics may be found at the Company's website at www.raptor-networks.com. The Company intends to provide disclosure of amendments and waivers of its code of ethics by posting on the Company's website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

         The Company has conducted a review of its process and procedures concerning possible deficiencies in its monitoring of, and assuring compliance with, SEC reporting requirements concerning changes in beneficial ownership of the Company's securities. In connection with such efforts, the Company reviewed copies of such reports furnished to the Company during the fiscal year ended December 31, 2004 and thereafter, and written representations received by the Company from the Company's directors and officers and the certain beneficial owners of more than 10% of the Company's common stock concerning their compliance with Section 16(a) of the Exchange Act. Based on this review, the Company believes that during the 2004 fiscal year, administrative errors caused the following deficiencies: (i) a late filing of a Form 3 Initial Statement of Beneficial Ownership of Securities by director Ken Bramlett, (ii) a late filing of a Form 3 Initial Statement of Beneficial Ownership of Securities by director Larry L. Enterline, (iii) a late filing of a Form 3 Initial Statement of Beneficial Ownership of Securities by director Albert Wong, (iv) a late filing of a Form 3 Initial Statement of Beneficial Ownership of Securities by President, CEO and Chairman of the Board Thomas M. Wittenschlaeger, (v) a late filing of a Form 3 Initial Statement of Beneficial Ownership of Securities by CFO and Secretary Bob van Leyen, (vi) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by director Ken Bramlett, consisting of one transaction that was not reported on a timely basis for fiscal year 2004, (vii) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by director Larry L. Enterline, consisting of one transaction that was not reported on a timely basis for fiscal year 2004, (viii) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by director Albert Wong, consisting of five transactions that were not reported on a timely basis for fiscal year 2004, (ix) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by President, CEO and Chairman of the Board Thomas M. Wittenschlaeger, consisting of one transaction that was not reported on a timely basis for fiscal year 2004, and
(x) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by CFO and Secretary Bob van Leyen, consisting of two transactions that were not reported on a timely basis for fiscal years 2003 and 2004. These filings have now been made and improved processes are in place to assist in assuring future compliance.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND MANAGEMENT

         The summary compensation table below shows certain compensation information for services rendered in all capacities to the Company by the Company's Chief Executive Officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2004 and 2003 (the "Named Executive Officers"). Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                                                     LONG TERM
                                                          ANNUAL COMPENSATION                      COMPENSATION
                                               ----------------------------------------------      -------------
                                                                                                     SECURITIES
             NAME AND              FISCAL                                       ALL OTHER            UNDERLYING
       PRINCIPAL POSITION           YEAR       SALARY           BONUS        COMPENSATION (1)      STOCK OPTIONS
       ------------------           ----       ------           -----        ----------------      -------------

Thomas M. Wittenschlaeger (2)       2004       $148,458       $4,740,000(3)         $94,694              350,000
President, CEO and Chairman of      2003             --               --                 --                   --
Board.

Bob van Leyen                       2004       $183,750         $632,000(4)         $14,761                   --
CFO and Secretary                   2003        $41,045               $0                 $0              300,000

Edwin Hoffman                       2004       $187,083               $0            $21,192                   --
Chief Development Officer           2003        $63,125               $0                 $0                   --

Ananda Perera                       2004       $178,333          $60,000(5)          $2,798                   --
Chief Technical Officer             2003        $65,833               $0                 $0                   --

Lyle Pearson (6)                    2004        $62,500               $0             $2,272                   --
Former CEO and Chairman of Board    2003        $87,500               $0                 $0                   --

__________________________

(1) Consists of: for Mr. Wittenschlaeger, $86,064 in reimbursement for expenses incurred by Mr. Wittenschlaeger in relocating from Atlanta, GA, to Southern California, and $8,592 in health insurance premiums and $38 in life insurance premiums for the fiscal year 2004; for Mr. van Leyen, $14,642 in health insurance premiums and $119 in life insurance premiums for the fiscal year 2004; for Mr. Hoffman, $12,000 in reimbursement for expenses incurred by Mr. Hoffman in relocating from England to Southern California, and $9,079 in health insurance premiums and $113 in life insurance premiums for the fiscal year 2004; for Mr. Perera, $2,760 in health insurance premiums and $38 in life insurance premiums for the fiscal year 2004; for Mr. Pearson, $2,262 in health insurance premiums and $9 in life insurance premiums for the fiscal year 2004.
(2) Mr. Wittenschlaeger commenced employment with the Company on March 15, 2004 and was named President and Chief Executive Officer as of March 15, 2004.
(3) Mr. Wittenschlaeger was granted 3,000,000 shares of the Company's common stock in conjunction with the commencement of his employment with the Company. The value of the shares, issued to Mr. Wittenschlaeger on March 17, 2004, is calculated based upon a $1.58 per share valuation as determined by the Company and agreed upon by the Company's independent auditors, Comiskey & Company, P.C. The shares were issued to Mr. Wittenschlaeger as "restricted securities" and are not the subject of a registration statement filed with the SEC or any state securities authority.
(4) Mr. van Leyen was granted 400,000 shares of the Company's common stock as a retention incentive bonus on April 15, 2004. The value of the shares is calculated based upon a $1.58 per share valuation as determined by the Company and agreed upon by the Company's independent auditors, Comiskey & Company, P.C. The shares were issued to Mr. Van Leyen as "restricted securities" and are not the subject of a registration statement filed with the SEC or any state securities authority.
(5)      Represents amounts earned in prior year and paid in year reported.
(6) Mr. Pearson resigned as an officer and director of the Company on March 12, 2004.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2004

         The following table summarizes options to purchase shares of the Company's common stock granted by the Company during the fiscal year ended December 31, 2004, to each of the Named Executive Officers.

                               NUMBER OF        PERCENT OF TOTAL
                               SECURITIES      OPTIONS GRANTED TO   EXERCISE OF
                               UNDERLYING     EMPLOYEES IN FISCAL   BASE PRICE     EXPIRATION
           NAME                 OPTIONS               YEAR             ($/SH)          DATE
           ----                 -------               ----             ------          ----

     Tom Wittenschlaeger(1)     350,000              26.8%             $1.75        7/15/2012
     Bob van Leyen                   0                   0
     Edwin Hoffman                   0                   0
     Ananda Perera                   0                   0

__________________________

(1) The option to purchase 350,000 shares of the Company's common stock vests in three equal annual installments commencing on July 15, 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended December 31, 2004 by each of the Named Executive Officers and the year-end value of unexercised options for the Named Executive Officers.

                                                               NUMBER OF                VALUE OF UNEXERCISED
                                                        UNEXERCISED SECURITIES          IN-THE-MONEY OPTIONS
                          SHARES          VALUE           UNDERLYING OPTIONS                  AT FISCAL YEAR
                         ACQUIRED        REALIZED            AT FISCAL YEAR END                 END
        NAME            ON EXERCISE          ($)       EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
        ----            -----------          ---       -------------------------     -------------------------

Tom Wittenschlaeger          0             N/A                 0/350,000                       N/A(1)
Bob van Leyen                0             N/A              100,000/200,000                    N/A(1)
Edwin Hoffman                0             N/A                    0/0                          N/A
Ananda Perera                0             N/A                    0/0                          N/A

__________________________


(1) As of April 7, 2005, none of the options held by the Named Executive Officers were in-the-money.

DIRECTOR'S COMPENSATION

         Each of the Company's non-employee directors currently receive cash compensation in the amount of $15,000 per year for service on the Company's board of directors and all directors are reimbursed for reasonable expenses in connection with attendance at board meetings. The directors fees paid in the fiscal year ended December 31, 2004 are as follows:

                                          DIRECTOR'S FEES RECEIVED IN THE FISCAL
                      DIRECTOR                YEAR ENDING DECEMBER 31, 2004
                      --------                -----------------------------

                      Larry Enterline                  $3,750
                      Ken Bramlett                     $1,345
                      Albert Wong                      $9,375

         The Board of Directors previously adopted a policy to grant each non-employee director an initial option to purchase shares of the Company's common stock on the date of his/her commencement of service as a director. Pursuant to this policy, non-employee directors were granted options to purchase shares of the Company's common stock in fiscal year 2004 as follows: Mr. Wong,

100,000 shares on May 17, 2004, exercisable at $3.50 per share. Mr. Enterline, 75,000 shares on October 18, 2004, exercisable at $1.50 per share. Mr. Bramlett, 100,000 shares on December 2, 2004, exercisable at $1.00 per share. The options granted to Messrs. Wong, Enterline and Bramlett vest in three equal annual installments commencing on the first anniversary of the date of grant and expire on the eight-year anniversary of the date of grant.

EMPLOYMENT AGREEMENTS

         There are no employment contracts, termination agreements, or change-in-control arrangements between the Company and any of its Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 25, 2005, certain information with respect to the beneficial ownership of the Company's stock by
(i) each of the Company's Named Executive Officers, (ii) each of the Company's directors, (iii) each person known to the Company to be the beneficial owner of more than 5% of each class of the Company's outstanding voting securities, and
(iv) all of the Company's directors and executive officers as a group.

                                                  NUMBER OF SHARES OF COMMON     PERCENT OF COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                      STOCK BENEFICIALLY OWNED(2)      BENEFICIALLY OWNED(3)
---------------------------                      ---------------------------      ---------------------
Thomas M. Wittenschlaeger                                3,000,000                        9.4

Bob van Leyen                                              500,000(4)                     1.6

Edwin Hoffman                                            2,125,000                        6.6

Ananda Perera                                            2,125,000                        6.6

Tarek Obaid
Fininfor Conseil
11 rue du General-Du-Four                                3,099,919 (5)                    9.7
1204 Geneve, Switzerland

Palisades Capital
2224 Main Street
Santa Monica, CA  90405                                  2,744,231                        8.6

Marc Shapiro
735 Center St
El Segundo, CA  90245                                    1,750,000                        5.5

Albert Wong
14 Morning Dove
Laguna Niguel, CA 92677                                    416,667(6)                     1.3

Ken Bramlett
3203 Wynington Drive
Charlotte, NC 28226                                              0                          *

Larry L. Enterline
2699 Buford Highway
Buford, GA 30518                                                 0                          *



All executive officers and directors as a group
(7 persons)                                              8,166,667(4)                    25.4

* Less than 1%.

__________________________

(1) Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705.

(2) Unless otherwise indicated, to the Company's knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property and similar laws, where applicable.

(3) Applicable percentage ownership is based on 32,083,442 shares of the Company's common stock outstanding as of March 25, 2005. Any securities not outstanding but subject to options exercisable as of March 25, 2005 or exercisable within 60 days after such date are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock beneficially owned by the person holding such options but are not deemed to be outstanding for the purpose of computing the percentage of common stock beneficially owned by any other person.

(4) Includes shares of common stock subject to options which were exercisable as of March 25, 2005 or exercisable within 60 days after March 25, 2005, as follows: Mr. van Leyen, 100,000 shares; and all directors and executive officers as a group, 100,000 shares.

(5) Includes 683,463 shares of common stock directly owned by Tarek Obaid and an additional 2,416,456 shares of common stock which the Company is informed and believes are indirectly beneficially owned by Tarek Obaid as follows: 1,072,456 shares owned by Turki bin Abdullah, 672,000 shares owned by Almamlaka, Ltd., and 672,000 shares owned by The Leopard-Alliance.

(6) DMK Investments, LLC, holds 138,889 shares of common stock, 138,889 Series C Warrants and 138,889 Series D Warrants. Albert Wong is Manager and controlling shareholder of DMK Investments, LLC.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information about the Company's common stock that may be issued upon the exercise of options under all of the Company's equity compensation plans as of April 12, 2005.


                                  Number of Shares to be  Weighted Average   Number of Securities
Plan Category                      Issued Upon Exercise    Exercise Price   Available for Issuance
------------------------------    ----------------------  ----------------  ----------------------
Plans Approved by Stockholders             N/A                  N/A                  N/A
Plans Not Approved by Stockholders       2,002,500             $1.09               997,500
Total                                    2,002,500             $1.09               997,500

         On July 15, 2004 the Company's Board of Directors approved a formal stock option plan, subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. The 2005 Stock Plan is subject to shareholder approval. Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of the Company's Common Stock may be granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 7, 2003, the Company entered into an agreement with Express Manufacturing, Inc. ("Express Manufacturing") to provide contract manufacturing services to the Company. Express Manufacturing is owned by director Albert Wong's in-laws. Express Manufacturing manufactures printed board assemblies for the Company in quantities and prices as set forth in quotations delivered to the Company for review and acceptance. Under this arrangement, the Company made no payments to Express Manufacturing in the fiscal year ended December 31, 2003 and approximately $183,000 in fiscal year ended December 31, 2004.

         The Company previously entered into a consulting agreement with Alchemy Advisors, LLC and Atlantic Communications, Inc., entities under the common control of shareholder Mr. Micro Teta, who as of December 31, 2003, owned, directly or indirectly, 17.73% of the Company's common stock. This shareholder subsequently informed the Company's Chief Financial Officer that he had reduced his shareholdings to one million shares (or 3.2% of shares outstanding) as of December 31, 2004, although the Company is unable to verify the amount of such holdings. The consulting agreement was for a two-year period beginning July 1, 2003 and included payment of $180,000 and the issuance of 3,136,100 shares of the Company's common stock (valued at $1,568,050 at the time of issuance). The consulting agreement was terminated by mutual consent of the parties as of December 31, 2004, prior to its scheduled expiration.

         Director Albert Wong is Manager and controlling shareholder of DMK Investments, LLC ("DMK"). In June 2004, DMK purchased 138,889 shares of the Company's common stock, 138,889 Series C Warrants and 138,889 Series D Warrants. DMK purchased the common stock and warrants at the same price ($1.80) and on the same terms and conditions as all other investors in the Company's June 2004 financing. The Series C Warrants expire two months after the effective date of a registration statement filed in conjunction with the common shares sold in the June 2004 financing. Such a registration statement has not been filed with the SEC as of April 8, 2005. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, the Company's Board of Directors amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $3.50 per share.

ITEM 13.   EXHIBITS

         The following documents are filed as part of this Annual Report on Form 10-KSB.

                  (1) FINANCIAL STATEMENTS. The following Financial Statements and the Reports of Independent Registered Public Accounting Firms are on page F-1 through F-15 hereof.

                       Reports of Independent Registered Public Accounting Firms

                        Balance Sheets

                        Statements of Operations

                        Statements of Stockholders' Equity

                        Statements of Cash Flows

                        Notes to Financial Statements

                  (2) FINANCIAL STATEMENT SCHEDULES. All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Financial Statements or in the Notes thereto.

                  (3)   EXHIBITS.

   EXHIBIT
   NUMBER                                 DESCRIPTION
   ------                                 -----------

     2.1       Agreement and Plan of Merger dated August 23, 2003 between
               Pacific InterMedia, Inc., and Raptor Networks Technology, Inc.
               (incorporated herein by reference to Exhibit 2.1 to the Company's
               Form 8-K filed on October 22, 2003)
     2.2       Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology,
               Inc. (incorporated herein by reference to Exhibit 2.2 to the
               Company's Form 8-K filed on October 22, 2003)
     3.1x      Articles of Incorporation, as amended
     3.2       Bylaws (incorporated herein by reference to Exhibit 3.2 to
               Registration Statement No. 333-74846 filed on December 10, 2001)
     3.3x      Amendment to Bylaws - Article II, Section 1
    10.1x      Full Service Lease dated May 3, 2004 between PS Business Parks,
               L.P., and Raptor Networks Technology, Inc.
    10.2       Form of Security Purchase Agreement in conjunction with April
               2004 equity funding (incorporated herein by reference to Exhibit
               10.1 to the Company's 10-KSB for fiscal year ended December 31,
               2003, filed on April 14, 2004)
    10.3       Form of Registration Rights Agreement in conjunction with April
               2004 equity funding (incorporated herein by reference to Exhibit
               10.2 to the Company's 10-KSB for fiscal year ended December 31,
               2003, filed on April 14, 2004)
    10.4x      Form of Series A Warrant
    10.5x      Form of Series B Warrant
    10.6x      Form of Series C Warrant
    10.7x      Form of Letter Amendment to Series C Warrant reducing exercise price to $1.25 per share
    10.8x      Form of Series D Warrant
    10.9x      Form of Series E Warrant
    10.10x     Form of Convertible Loan Letter Agreement (8% interest) issued in conjunction with bridge loan financing between December 2003 and
               April 2004
    10.11x     Form of Convertible Bridge Note (10% interest) issued in
               conjunction with bridge loan financing between November 2004 and
               March 2005
    10.12x     Form of 8% Convertible Note (8% interest) issued in conjunction with bridge loan financing between February 2005 and April 2005
    10.13x     Form of Subscription Agreement entered into in conjunction with
               8% Convertible Note
    10.14x     Form of Securities Purchase Agreement in conjunction with June
               2004 equity funding
    10.15x     Form of Registration Rights Agreement in conjunction with June
               2004 equity funding
    10.16x     Managing Dealer Agreement dated March 22, 2005 between
               Brookstreet Securities Corporation and Raptor Networks
               Technology, Inc., in conjunction with the Company's current private placement
     21x       Subsidiaries of the Registrant
     31.1x     Certification of the Chief Executive Officer Required by Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2x     Certification of the Chief Financial Officer Required by Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1x     Certification of the Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
     32.2x     Certification of the Chief Financial Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

x Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Board of Directors recently adopted a policy to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in
Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which shall be approved by the Audit Committee prior to the completion of the audit. The Board of Directors will consider whether the performance of any service by the Company's independent auditors is compatible with maintaining such auditor's independence. For fiscal year ended December 31, 2004, the auditing services, permitted non-auditing services, fees and a determination of Comiskey & Company's independence, were ratified by the Company's Audit Committee and the full Board of Directors on April 11, 2005.

         The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 by the Company's auditors, Comiskey & Company, P.C. ("Comiskey & Company").

                                     FISCAL 2004          FISCAL 2003
                                     -----------          -----------

             Audit Fees(1)            $ 18,431             $ 18,039

             Audit-Related Fees(2)    $      0             $      0

             Tax Fees(3)              $  3,000             $  3,119

             All Other Fees(4)        $      0             $      0
---------------

(1) AUDIT FEES consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Comiskey & Company in connection with statutory and regulatory filings or engagements.

(2) AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3) TAX FEES consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4) ALL OTHER FEES consist of fees for products and services other than the services reported above.

         In ratifying the selection of Comiskey & Company, the Board of Directors considered Comiskey & Company's qualifications as independent public accountants. This included a review of the qualifications of the engagement team, the quality control procedures the firm has established, any issues raised by the most recent quality control review of the firm, as well as its reputations for integrity and competence in the fields of accounting and auditing. The Board of Director's review also included matters required to be considered under the SEC's rules on auditor independence, including the nature and extent of non-audit services, to ensure that the auditor's independence will not be impaired. The Board of Directors has considered and determined that Comiskey & Company's provision of non-audit services to the Company during 2004 is compatible with and did not impair Comiskey & Company's independence.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005                         RAPTOR NETWORKS TECHNOLOGY, INC.


                                              By:  /s/ Thomas M. Wittenschlaeger
                                                   -----------------------------
                                                   Thomas M. Wittenschlaeger,
                                                   Chief Executive Officer

Dated: April 15, 2005                          RAPTOR NETWORKS TECHNOLOGY, INC.


                                              By:  /s/ Bob van Leyen
                                                   -----------------------------
                                                   Bob van Leyen,
                                                   Chief Financial Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                    Capacity                    Date
            ---------                    --------                    ----
/s/ Thomas M. Wittenschlaeger            Director                April 15, 2005
------------------------------------
     Thomas M. Wittenschlaeger

/s/ Ken Bramlett                         Director                April 15, 2005
------------------------------------
     Ken Bramlett

/s/ Larry L. Enterline                   Director                April 15, 2005
------------------------------------
     Larry L. Enterline

/s/ Albert Wong                          Director                April 15, 2005
------------------------------------
     Albert Wong

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm .....................F-2

Financial Statements

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statements of Stockholders' Equity (Deficit)...............F-5

     Consolidated Statements of Cash Flows...................................F-6

     Notes to Consolidated Financial Statements..............................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Raptor Networks Technology, Inc.


We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the initial period ended December 31, 2003 and the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Networks Technology, Inc. as of December 31, 2004, and the consolidated results of its operations, changes in stockholders' equity (deficit) and cash flows for the initial period ended December 31, 2003 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has sustained accumulated losses from operations totaling more than $28,000,000 at December 31, 2004, and has a deficit in working capital and stockholders' equity. These conditions, and the fact that the Company has had no significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
March 28, 2005

                                                          /s/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                               December 31,      December 31,
                                                                  2003               2004
                                                              -------------     -------------
                                              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $    316,747      $     39,213
     Inventory, net                                                229,074         1,212,290
     Prepaid expenses                                              338,406           260,297
     Note receivable                                                60,000                --
     License Fees                                                   86,000           259,480
     Other current assets                                           35,317             9,633
                                                              -------------     -------------

     Total current assets                                        1,065,544         1,780,913

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION            297,229           770,446

OTHER ASSETS
     Prepaid expenses, less current portion                         45,000                --
     Debt issue cost                                                38,514            25,676
     Deposits                                                       24,920           104,333
                                                              -------------     -------------

     TOTAL ASSETS                                             $  1,471,207      $  2,681,368
                                                              =============     =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                         $    444,964      $    418,320
     Accrued payroll and payroll taxes                             129,024                --
     Deferred Revenue                                                   --            44,000
     Accrued expenses                                               34,054         1,097,686
     Short-term debt                                                    --            87,817
     Short-term convertible debt                                   200,000         1,000,000
     Accrued interest payable                                           --            51,719
                                                              -------------     -------------

     Total current liabilities                                     808,042         2,699,542

     Convertible debt                                                   --         1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                        --                --
     Common stock, $0.001 par value; 50,000,000 shares
      authorized; 20,556,719 and 30,845,942 shares
      issued and outstanding at December 31, 2003
      and 2004, respectively                                        20,557            30,846
     Stock subscription receivable                                    (500)               --
     Additional paid-in capital                                  9,831,677        26,956,247
     Stock issued for prepaid services                          (1,543,996)               --
     Accumulated deficit                                        (7,644,573)      (28,219,557)
                                                              -------------     -------------

     Total Stockholders' Equity (deficit)                          663,165        (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  1,471,207      $  2,681,368
                                                              =============     =============


       The accompanying notes are an integral part of the consolidated financial statements.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 July 24, 2003
                                                to December 31,     December 31,
                                                      2003             2004
                                                 -------------     -------------
REVENUE
     Product sales                               $         --      $     54,040
     Service fees                                       5,000                --
         Total revenue                                  5,000            54,040
                                                 -------------     -------------

COST OF SALES                                               0            27,330
                                                 -------------     -------------

     GROSS PROFIT                                       5,000            26,710
                                                 -------------     -------------

OPERATING EXPENSES
     Consulting                                       362,514         1,590,792
     Stock for services                             5,753,554        11,208,856
     Salary expense                                   698,029         3,032,400
     Marketing expense                                    833           189,843
     Research & Development                           127,262         1,167,068
     Selling, general and administrative              661,243         3,305,302
                                                 -------------     -------------

         Total operating expenses                   7,603,435        20,494,261
                                                 -------------     -------------

     Loss from operations                          (7,598,435)      (20,467,551)
                                                 -------------     -------------

OTHER INCOME (EXPENSE)
   Interest income                                         --             7,681
   Interest expense                                        --          (115,114)
                                                 -------------     -------------

         Total other income (loss)                         --          (107,433)
                                                 -------------     -------------

Loss before income taxes                           (7,598,435)      (20,574,984)
                                                 -------------     -------------

Income tax benefit                                         --                --

NET LOSS                                         $ (7,598,435)     $(20,574,984)
                                                 =============     =============

BASIC AND DILUTED NET
LOSS PER SHARE                                   $      (0.42)     $      (0.73)
                                                 =============     =============

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       18,288,344        28,364,188
                                                 =============     =============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                               Common Stock
                                      -------------------------------                        Additional
                                        Number of                                             Paid-in
                                         shares            Amount         Subscribed          Capital
                                      -------------------------------------------------------------------
Common stock issued for services,       14,545,100      $  7,272,550      $         --      $         --
July - September 2003 $0.50 per
share
Common stock issued for cash,
July - September 2003 $0.50 per
share                                    4,216,156         2,108,078                --                --
Common stock issued for cash,
July  -September 2003, $0.50 per
share                                      400,000           200,000          (200,000)               --
Common stock warrants issued for
services, September 2003                        --                --                --                --
Collection on common stock
subscribed, October 2003                        --                --           200,000                --
Recapitalization of private
company                                  1,034,000        (9,560,433)               --         9,615,283
Common stock issued for services,
December 2003 $0.50 per share               50,000                50                --            24,950
Common stock issued for cash,
December 2003 $0.50 per share               11,463                12                --             5,720
Common stock issued upon exercise
of warrants, December 2003                 250,000               250                --           122,675
Common stock issued upon exercise
of warrants, December 2003                  50,000                50              (500)           24,535
Beneficial conversion privilege                 --                --                --            38,514
Net loss for the period ended
December 31, 2003                               --                --                --                --
                                      -------------------------------------------------------------------
Balance, December 31, 2003              20,556,719            20,557              (500)        9,831,677
                                      -------------------------------------------------------------------
Common stock issued for services,        5,920,600             5,921                --         9,348,627
March 17, 2004 $1.58 per share
Common stock issued for cash,
April 2, 2004 $1.75 per share            3,200,000             3,200                --         5,596,800
Common stock issued for cash,
April-June $1.80 per share                 972,223               973                --         1,749,029
Common stock issued for services,
April-June 2004 $1.58 per share            200,000               200                --           315,800
Write-off of common stock
subscribed, May 2004                            --                --               500                --
Common stock retired                        (3,600)               (5)               --            (5,686)
Valuation conversion related to
issuance of warrants                            --                --                --                --
Net loss for the period ended
December 31, 2004                               --                --                --                --
                                      -------------------------------------------------------------------
Balance, December 31, 2004              30,845,942            30,846                --        26,836,247
                                      -------------------------------------------------------------------
(CONTINUED)




                                       Additional                                              Total
                                        Paid-in                                            stockholders'
                                        Capital-          Deferred        Accumulated         equity
                                        Warrants        Compensation        Deficit          (deficit)
                                      -------------------------------------------------------------------
Common stock issued for services,     $         --      $ (1,838,002)     $         --      $  5,434,548
July - September 2003 $0.50 per
share
Common stock issued for cash,
July - September 2003 $0.50 per
share                                           --                --                --         2,108,078
Common stock issued for cash,
July  -September 2003, $0.50 per
share                                           --                --                --                --
Common stock warrants issued for
services, September 2003                   144,510                --                --           144,510
Collection on common stock
subscribed, October 2003                        --                --                --           200,000
Recapitalization of private
company                                         --                --           (46,138)            8,712
Common stock issued for services,
December 2003 $0.50 per share                   --                --                --            25,000
Common stock issued for cash,
December 2003 $0.50 per share                   --                --                --             5,732
Common stock issued upon exercise
of warrants, December 2003                (120,425)               --                --             2,500
Common stock issued upon exercise
of warrants, December 2003                 (24,085)               --                --                --
Beneficial conversion privilege                 --                --                --            38,514
Net loss for the period ended
December 31, 2003                               --           294,006        (7,598,435)       (7,304,429)
                                      -------------------------------------------------------------------
Balance, December 31, 2003                      --        (1,543,996)       (7,644,573)          663,165
                                      -------------------------------------------------------------------
Common stock issued for services,               --                --                --         9,354,548
March 17, 2004 $1.58 per share
Common stock issued for cash,
April 2, 2004 $1.75 per share                   --                --                --         5,600,000
Common stock issued for cash,
April-June $1.80 per share                      --                --                --         1,750,002
Common stock issued for services,
April-June 2004 $1.58 per share                 --                --                --           316,000
Write-off of common stock
subscribed, May 2004                            --                --                --               500
Common stock retired                            --                --                --            (5,691)
Valuation conversion related to
issuance of warrants                       120,000                --                --           120,000
Net loss for the period ended
December 31, 2004                               --         1,543,996       (20,574,984)      (19,030,988)
                                      -------------------------------------------------------------------
Balance, December 31, 2004                 120,000                --       (28,219,557)       (1,232,464)
                                      -------------------------------------------------------------------


          The accompanying notes are an integral part of the consolidated financial statements.


                                                F-5

                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         July 24, 2003
                                                          December 31,      December 31,
                                                              2003              2004
                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (7,598,435)     $(20,574,984)
     Adjustments to reconcile net loss to net cash
     flows from operating activities:
         Depreciation                                           19,035           180,387
         Amortization                                        1,556,834
         Common stock issued for services                    7,297,550         9,670,548
         Common stock issued for prepaid services           (1,543,996)               --
         Recapitalization of private company                     8,712                --
         Warrants issued                                       144,510           120,000
         Forgiveness of Stock receivable                            --               500
     Gain on disposal of property and equipment                     --            (1,271)
     Changes in operating assets
         and liabilities:
          Other current assets                                 (20,442)           28,472
          Note receivable                                      (60,000)           60,000
          Deposits                                             (24,920)          (79,413)
          Prepaid assets                                      (398,281)          123,109
          License fees                                         (86,000)         (173,480)
          Inventories                                         (229,074)         (983,216)
          Accounts payable                                     444,964           (26,644)
          Interest payable                                      51,719
          Other accrued liabilities                             34,054         1,063,632
          Deferred Revenue                                          --            44,000
          Accrued payroll and payroll taxes                    129,024          (129,024)
                                                          -------------     -------------
     Net cash flows from operating activities               (1,883,299)       (9,068,831)
                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property and equipment               --             2,410
         Property and equipment purchases                     (316,264)         (569,714)
                                                          -------------     -------------
     Net cash flows from investing activities                 (316,264)         (567,304)
                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                            2,316,310         7,350,002
         Retirement of shares                                       --            (5,691)
         Proceeds from convertible Debt                        200,000         2,014,290
                                                          -------------     -------------
     Net cash flows from investing activities                2,516,310         9,358,601
                                                          -------------     -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                          316,747          (277,534)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    --           316,747
                                                          -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    316,747      $     39,213
                                                          =============     =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY

Property and equipment acquired by short term note                  --            87,817
Interest paid                                                       --            50,543
Taxes paid                                                          --             2,400

        The accompanying notes are an integral part of the consolidated financial statements.

                                               F-6

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

DESCRIPTION
-----------
The Company is a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications. The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony, and technology refresh. The Company is currently focusing on the United States market. The Company was previously in the development stage. Principal operations have commenced, although minimal revenues have been recognized to date.

The Company was incorporated under the laws of the state of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. ("Pacific"). The principal office of the corporation is 1241 E. Dyer Rd, Suite 150, Santa Ana, California 92705.

On October 17, 2003, Pacific completed a business combination transaction with Raptor Networks Technology, Inc. ("Raptor"), a closely-held California corporation, through acquisition of all of the issued and outstanding common stock of Raptor in exchange for authorized but previously unissued restricted Common Stock of Pacific. Immediately prior to completion of the acquisition transaction, Pacific had a total of 4,034,000 shares of its Common Stock issued and outstanding comprised of 1,034,000 registered shares held by approximately 25 stockholders and 3,000,000 shares of restricted stock held by Pacific's founder and sole officer and director.

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

REVENUE
-------
The Company records revenues when the services are performed or the products are shipped and title and risk of loss have passed to the customer. The Company recognizes revenue from distribution sales when all contingencies are satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios have been developed.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

PREPAID EXPENSES
----------------
Prepaid expenses represent amounts paid in advance for contracts extending past the period end date.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

INVENTORY
---------
Inventory is recorded at average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2004 consists of raw materials and finished goods.

LICENSE FEES
------------
The Company has paid an amount of $260,000 to a supplier for a software platform related to the Raptor ER-1010 product. This license fee will be amortized and charged to cost of sales over the sale of 1,000 systems, which approximates the number of systems expected to be sold using the platform. In 2004, the Company amortized $520 for the sale of two (2) ER-1010 systems.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows: computer equipment, office equipment, furniture and fixtures and testing equipment are depreciated over three years, and leasehold improvements are depreciated over the term of the lease.

REPAIRS AND MAINTENANCE
-----------------------
Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

MARKETING COSTS
---------------
Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2004, advertising costs were $1,000 and $189,843 respectively.

RESEARCH AND DEVELOPMENT COSTS
------------------------------
Research and development costs, which are expensed as incurred, are comprised of the following costs incurred in performing R&D activities: product design cost including rental of design tools, consumables, outsourced mechanical design work, costs of prototypes, contract services for board and software design and other outside costs.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
-------------------------------------------
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for the period ended December 31, 2003 and the year ended December 31, 2004.

DEPOSITS
--------
Deposits represent amounts paid under the Company's office space lease and various other arrangements with state agencies.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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

RECLASSIFICATIONS
-----------------
Certain previous year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

STOCK-BASED COMPENSATION
------------------------

FThe Financial Accounting Standards Board has issued
"Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock-based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied.

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by $67,955 ($0.00 per share) and $619,995 ($0.02 per share) for the periods ended December 31, 2003 and December 31, 2004, respectively. This pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the period ended December 31, 2003 and December 31, 2004 was $0.1451 and $0.48 to $3.55, respectively.

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   December 31,     December 31,
                                                       2003             2004
                                                   ------------    -------------
     Net Income (loss)
         As reported .........................     $(7,598,435)    $(20,574,984)
                                                   ============    =============
          Pro forma ..........................     $(7,666,390)    $(21,194,979)
                                                   ============    =============

     Basic net loss per share
         As reported .........................     $     (0.42)    $      (0.73)
                                                   ============    =============
         Pro forma ...........................     $     (0.42)    $      (0.75)
                                                   ============    =============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                    December 31,    December 31,
                                                       2003            2004
                                                    ------------    ------------

      Dividend Yield...........................         0%              0%
      Risk-Free Interest Rate..................         6.0%            6.0%
      Expected Life............................       3 years         3 years
      Expected Volatility......................        79.53%        131-531%

CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS
-------------------------------------------------
The Financial Accounting Standards Board has issued "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended December 31, 2003 and the year ended December 31, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

CONCENTRATION OF RISK
---------------------
From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. At December 31, 2004, there was no amount in excess of the FDIC insured limits.

LOSS PER SHARE
--------------
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

STOCK BASIS
-----------
Shares of common stock issued for services were valued on the same level as shares sold for cash through a private placement earlier in the second quarter of 2004 minus a discount of 10% for anticipated stock price movements in the open market.

COMPENSATED ABSENCES
--------------------
During the current year the Company implemented a personal time off policy. Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days. At December 31, 2004 the balance owed for compensated absences was $73,470.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company anticipates to early adopt in the first quarter of 2005 but has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

PRESENTATION AS A GOING CONCERN
-------------------------------
The Company has had only a limited operating history with minimal sales, and has sustained operating losses of $7,598,435 in 2003 and $20,574,984 in 2004. At December 31, 2004, the Company had a deficit in working capital of $(918,629) and a stockholders' deficit of $(1,232,464). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is addressing these conditions by raising capital for expansion using a combination of convertible debt, options and warrants, sales of stock for cash, and the use of shares to compensate for services. During the first quarter of 2005, the Company raised $1,831,000 through the issuance of convertible bridge loans. In addition, a private placement of common stock at $0.50 per share is planned for later in 2005, and is expected to raise a minimum of $500,000 and a maximum of $6,500,000. However, there can be no assurance that the Company will be able to continue to use these same financing strategies in the future, or that it will be successful in raising sufficient equity in its private placement to sustain its business plan until it achieves profitability. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue.

2.   NOTE RECEIVABLE
     ---------------

A note receivable at December 31, 2003 consisted of a $60,000 unsecured loan, related to a joint marketing agreement, due on or before December 31, 2003, bearing interest at 1/5% per month. The company forgave interest due in order to facilitate the receipt of payment in April of 2004.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


3.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment consisted of the following:

                                                  December 31,      December 31,
                                                      2003              2004
                                                  ------------      ------------

         Furniture and Office equipment           $     1,976       $   136,350
         Computer equipment                            79,346           167,048
         Testing equipment                            234,942           537,314
         Leasehold Improvements                            --           127,924
                                                  ------------      ------------

                                                      316,264           968,636
         Less: Accumulated depreciation               (19,035)         (198,190)
                                                  ------------      ------------

                                                  $   297,229       $   770,446
                                                  ============      ============

4.   SHORT-TERM DEBT
     ---------------

In September 2004, the Company entered into a short term loan agreement for the purpose of purchasing test equipment in the amount of $166,518. The outstanding balance at December 31, 2004 is $87,817 and due in January 2005.

5.   CONVERTIBLE DEBT
     ----------------

                                                  December 31,      December 31,
                                                      2003              2004
                                                  ------------      ------------

Convertible note, interest rate 8%                $   200,000       $ 1,214,290
Convertible note, interest rate 10%                        --         1,000,000
                                                  ------------      ------------

                                                  $   200,000       $ 2,214,290
                                                  ============      ============


In the period from December 31, 2003 to April 16, 2004, the Company secured loans for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into restricted common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. The total amount owed shall be converted into common stock at $3.50 per share on April 15, 2007.

On November 5, 2004, the Company secured interim financing of $1,000,000. This financing consists of a convertible loan which will bear interest at a rate of 10% per annum. The outstanding principal amount of this loan, together with all accrued but unpaid interest thereunder shall automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000 (the "Closing"), if any, of the sale of the Company's common stock or other equity based equivalent, at a price per share not to exceed $0.50; provided, however, that for purposes of determining the number of shares and warrants to be received by the holder of the indebtedness upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the note resulting in an effective conversion price of $0.4167 per share. In addition, the lender was issued a total amount of 600,000 Series E Warrants. These Series E Warrants entitle the holder to subscribe for and purchase up to 600,000 shares at an initial exercise price per share of $0.60. In the event that the warrants offered in the Closing, if any, are at an exercise price per share that is less than $0.60, then the Series E Warrant exercise price shall be reduced to the lowest exercise price of the warrants issued in the Closing. The term of the Series E Warrants is five years from the note issuance date.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


5.   CONVERTIBLE DEBT (CONTINUED)
     ----------------------------

Inasmuch as the conversion is contingent on the fact that an equity based financing of at least $4,000,000 can be obtained, the total charge was measured as per the date of issuance of this note; however, this charge will not be recognized until the "contingency" (a minimum raise of $4,000,000, see before) has been removed as allowed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the note, an effective conversion price was assumed of $0.4167 per share (based on an offering price of $0.50); using the fair market value of $0.80 as per November 5, 2004, the total charge will amount to $919,920 and be charged to operations after a minimum raise of $4,000,000 has been obtained.

With respect to the valuation of the 600,000 warrants it is considered reasonable to assume that the warrants will be settled in shares. With a volatility of 516% on November 5, 2004, a strike price of $0.60, an option value of $0.80 and using the Black-Scholes model, an additional expense of financing of $120,000 has been recognized in the fourth quarter of 2004 as prescribed by the provisions of EITF 96-13.

Interest expenses for these loans amounted to $0 in 2003 and $102,172 in 2004. Interest payable at December 31, 2004 was $36,418 and $15,301 for the $1,214,290 and $1,000,000 convertible notes, respectively.

6.   STOCKHOLDERS' EQUITY
     --------------------

As of December 31, 2004, 30,845,942 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 20,712,100 shares had been issued for services, 4,627,619 shares had been issued at $0.50 per share for total proceeds of $2,313,810, 3,200,000 shares were issued at $1.75 per share for total proceeds of $5,600,000, 972,223 shares were issued at $1.80 per share for total proceeds of $1,750,000, 300,000 shares had been issued at $0.01 per share for total proceeds of $3,000, and 1,034,000 shares remain from the reverse merger described in the audited financial statements at December 31, 2003.

In the fourth quarter of 2004, the Company retired a total of 3,600 shares. These shares were initially issued in connection with an agreed upon contract with a provider of investment relations (IR) services. The parties agreed on a change of contract conditions and the shares were no longer required. The IR firm never received the shares and the Company returned these shares to the transfer agent for retirement.

During 2003 the Company's former corporate lawyer was granted 50,000 shares at $0.01. Based on this grant a stock subscription receivable of $500 was booked. In connection with the non-renewal of the contract with the Company's former corporate lawyer, the Company considered it appropriate to write off the subscription receivable.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


7.   STOCK OPTIONS AND WARRANTS
     --------------------------

On July 15, 2004 the Company's Board of Directors approved a formal stock option plan, subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. Until the 2005 Stock Plan has been approved by the shareholders, all stock options have been committed outside of the plan. Committed options between September 2003 and March 2004 had an exercise price of $1.50 per share. During the period between July and December 2004, 1,287,500 options were committed with an exercise price of $1.75, 100,000 options were committed at $3.50, 70,000 options were committed at $1.15, 100,000 options were committed at $1.00 and 132,500 options were committed at $0.50. Options and warrants are summarized as follows:

                                                               Weighted Average
                                                Shares          Exercise Price
                                             ------------       -------------
Outstanding at July 24, 2003                          --        $         --
   Granted                                     1,720,000                1.23
   Cancelled                                     (15,000)               1.50
   Exercised                                    (300,000)               0.01
                                             ------------       -------------
Outstanding at December 31, 2003               1,405,000        $       1.50

   Granted                                    12,609,468                2.29
   Cancelled                                  (4,875,000)               1.32
   Exercised                                          --                  --
                                             ------------       -------------
Outstanding at December 31, 2004               9,139,468        $       2.67
                                             ============       =============

The following table summarizes options and warrants outstanding at December 31, 2004:

         Range             Number        Wtd. Ave. Life        Wtd. Ave. Price        Exercisable
         -----             ------        --------------        ---------------        -----------
         .50-3.50         9,139,468        2.02 years               $2.62              7,196,968

8.    LEASES
      ------

 As of December 31, 2004, the Company leases for its own use office space and workstations under a non-cancelable operating lease expiring in 2007. In addition, the Company leases a copier through 2008 and has agreements related to inventory purchase commitments requiring future payments through 2005.

Future minimum payments for commitments over the next five years are as follows:

                                     For the year ended
                                        December 31,             Amount
                                        ------------             ------

                                           2005                $  210,512
                                           2006                   217,182
                                           2007                   132,130
                                           2008                     6,340
                                                               -----------

                                          Total                $  566,164
                                                               ===========

At December 31, 2004, the Company has $788,843 in inventory purchase order commitments. Rent expense for the period ended December 31, 2003 and the year ended December 31, 2004 was $78,877 and $207,892, respectively.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


9.    INCOME TAXES
      ------------

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income. Such differences arise from the reporting of financial statement amounts in different periods for tax purposes. The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2004 are as follows:

                                                    December 31,   December 31,
                                                        2003           2004
                                                    ------------   ------------
      Deferred tax assets
            Deferred compensation costs             $ 1,821,000    $        --
            Non-benefited tax losses and credits        519,000      8,778,000
                                                    ------------   ------------
                     Total deferred tax assets        2,340,000      8,778,000
      Deferred tax liabilities
           Net book value of assets                          --        132,000
                                                    ------------   ------------
                    Total deferred tax liabilities           --        132,000
                                                    ------------   ------------
                    Total net deferred tax assets            --      8,646,000
           Valuation allowance                       (2,340,000)    (8,646,000)
                                                    ------------   ------------
                    Net deferred tax assets         $        --    $        --
                                                    ============   ============


A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $8,737,000 expiring between 2023 and 2024.

10.   RELATED PARTY TRANSACTIONS
      --------------------------

On November 7, 2003, the Company entered into an agreement with Express Manufacturing, Inc. ("Express Manufacturing") to provide contract manufacturing services to the Company. Express Manufacturing is owned by director Albert Wong's in-laws. Express Manufacturing manufactures printed board assemblies for the Company in quantities and prices as set forth in quotations delivered to the Company for review and acceptance. Under this arrangement, the Company paid $0 to Express Manufacturing in the fiscal year ended December 31, 2003 and approximately $183,000 in fiscal year ended December 31, 2004.

The Company previously entered into a consulting agreement with Alchemy Advisors, LLC and Atlantic Communications, Inc., entities under the common control of shareholder Mr. Micro Teta, who as of December 31, 2003, owned, directly or indirectly, 17.73% of the Company's common stock. This shareholder subsequently informed the Company's Chief Financial Officer that he had reduced his shareholdings to one million shares (or 3.2% of shares outstanding) as of December 31, 2004, although the Company is unable to verify the amount of such holdings. The consulting agreement was for a two-year period beginning July 1, 2003 and included payment of $180,000 and the issuance of 3,136,100 shares of the Company's common stock then valued at $1,568,050. The consulting agreement was terminated as of December 31, 2004, prior to its scheduled expiration.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2004
                           --------------------------


11.  SUBSEQUENT EVENTS
     -----------------

BRIDGE LOAN
-----------
During the first quarter of 2005, the Company secured interim financing through forty-five (45) convertible bridge loans, totaling $1,831,000. Of these, there were four bridge loans for total gross proceeds of $471,000, which bear an interest rate of 8% per annum and which will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price in any such future financing. It is anticipated that another $129,000 of bridge loan funding from this source will be received around mid-April 2005.

The remaining forty-one bridge loans, for total gross proceeds of $1,360,000, bear an interest rate of 10% per annum and will convert to common stock of the Company issued in any financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock at a price per share not to exceed $0.50; provided, however, that for the purpose of determining the number of shares and warrants to be received by the holder upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the bridge note. In addition, the lenders were also issued Series E Warrants at a rate of 60,000 warrants per $100,000 in principal bridge loan funding. The Series E Warrants have an exercise price of $0.60 per share and expire five years from the issuance date.

STOCK ISSUED IN SETTLEMENT OF LITIGATION
----------------------------------------
In January 2005, the Company issued 975,000 shares to Palisades Capital, LLC, in connection with the settlement of a lawsuit (as more fully described in the Company's Form 8-K filed with the SEC on January 24, 2005). The Company accrued for this issuance of shares in the 2004 income statement.

In March 2005 the Company issued 262,500 shares to various parties in the Hemstreet, Weiner and Kelly lawsuit (as more fully described in the Company's Form 8-K filed with the SEC February 22, 2005). The Company accrued for this issuance of shares in the 2004 income statement along with a note for $150,000 payable from the proceeds of the next public offering.

OPTIONS ISSUED
--------------
Subsequent to December 31, 2004, the Company awarded a total of 50,000 common stock purchase options to certain employees which are exercisable during a three-year period, following the respective option grant dates at an option exercise or purchase price of $0.50 per share of the Company's restricted common stock. Also, subsequent to December 31, 2004, the Company cancelled 265,000 options granted in 2004. Effective January 4, 2005, the Company re-priced 895,000 already committed stock options ($1.50 - $1.75) to $1.00.

EQUITY OFFERING
---------------
On March 22, 2005, the Company signed an agreement for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. The common stock and warrants will be sold as "units," each unit consisting of four shares of common stock and one warrant. The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum is $6,500,000 (with an option to increase the offering size by up to twenty percent). The warrants offered in this private placement have an exercise price of $2.50 and expire on the fifth anniversary of the date of issuance.

                                INDEX TO EXHIBITS
   EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------

     2.1       Agreement and Plan of Merger dated August 23, 2003 between
               Pacific InterMedia, Inc., and Raptor Networks Technology, Inc.
               (incorporated herein by reference to Exhibit 2.1 to the Company's
               Form 8-K filed on October 22, 2003)
     2.2       Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology,
               Inc. (incorporated herein by reference to Exhibit 2.2 to the
               Company's Form 8-K filed on October 22, 2003)
     3.1x      Articles of Incorporation, as amended
     3.2       Bylaws (incorporated herein by reference to Exhibit 3.2 to
               Registration Statement No. 333-74846 filed on December 10, 2001)
     3.3x      Amendment to Bylaws - Article II, Section 1
    10.1x      Full Service Lease dated May 3, 2004 between PS Business Parks,
               L.P., and Raptor Networks Technology, Inc.
    10.2       Form of Security Purchase Agreement in conjunction with April
               2004 equity funding (incorporated herein by reference to Exhibit
               10.1 to the Company's 10-KSB for fiscal year ended December 31,
               2003, filed on April 14, 2004)
    10.3       Form of Registration Rights Agreement in conjunction with April
               2004 equity funding (incorporated herein by reference to Exhibit
               10.2 to the Company's 10-KSB for fiscal year ended December 31,
               2003, filed on April 14, 2004)
    10.4x      Form of Series A Warrant
    10.5x      Form of Series B Warrant
    10.6x      Form of Series C Warrant
    10.7x      Form of Letter Amendment to Series C Warrant reducing exercise price to $1.25 per share
    10.8x      Form of Series D Warrant
    10.9x      Form of Series E Warrant
    10.10x     Form of Convertible Loan Letter Agreement (8% interest) issued in conjunction with bridge loan financing between December 2003 and
               April 2004
    10.11x     Form of Convertible Bridge Note (10% interest) issued in
               conjunction with bridge loan financing between November 2004 and
               March 2005
    10.12x     Form of 8% Convertible Note (8% interest) issued in conjunction with bridge loan financing between February 2005 and April 2005
    10.13x     Form of Subscription Agreement entered into in conjunction with
               8% Convertible Note
    10.14x     Form of Securities Purchase Agreement in conjunction with June
               2004 equity funding
    10.15x     Form of Registration Rights Agreement in conjunction with June
               2004 equity funding
    10.16x     Managing Dealer Agreement dated March 22, 2005 between
               Brookstreet Securities Corporation and Raptor Networks
               Technology, Inc., in conjunction with the Company's current private placement
    21x        Subsidiaries of the Registrant
    31.1x      Certification of the Chief Executive Officer Required by Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2x      Certification of the Chief Financial Officer Required by Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1x      Certification of the Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
    32.2x      Certification of the Chief Financial Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

x Filed Herewith