Form 10QSB
period 2005-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2005-05-16
CIK 1163300

================================================================================

                          U. S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.
                                      20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                        Commission File Number: 333-74846

                            ------------------------


                        RAPTOR NETWORKS TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)



             COLORADO                                         84-1573852
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                          1241 E. DYER ROAD, SUITE 150
                           SANTA ANA, CALIFORNIA 92705
                    (Address of Principal Executive Offices)

                                 (949) 623-9300
                          (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 13, 2005, there were 32,083,442 shares of the issuer's common stock, $0.001 par value, outstanding.

                                   PART I - FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of March 31, 2005 (unaudited)
              and December 31, 2004 (audited)................................................   F-1

         Consolidated Statements of Operations for the Three Months
              Ended March 31, 2005 (unaudited) and 2004 (unaudited)..........................   F-2

         Consolidated Statements of Stockholders' Equity for the Three Months
              Ended March 31, 2005 (unaudited)...............................................   F-3

         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2005 (unaudited) and 2004 (unaudited)................................   F-4

         Notes to Consolidated Financial Statements (unaudited)..............................   F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation...........................   10

Item 3.  Controls and Procedures.............................................................   20

                                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................   21

Item 3.  Defaults Upon Senior Securities.....................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders.................................   21

Item 5.  Other Information...................................................................   21

Item 6.  Exhibits............................................................................   21

Signatures...................................................................................   22

Exhibits Filed with this Report on Form 10-QSB...............................................   23


                                                 i

ITEM 1.
                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                    CONSOLIDATED BALANCE SHEETS


                                                                Unaudited             Audited
                                                              March 31, 2005      December 31, 2004
                                                              --------------      -----------------
                                              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $        88,486      $        39,213
     Inventory, net                                                 1,394,369            1,212,290
     Prepaid expenses                                                 218,257              260,297
     License Fees                                                     458,960              259,480
     Other current assets                                               7,172                9,633
                                                              ---------------      ---------------

     Total current assets                                           2,167,244            1,780,913

PROPERTY AND EQUIPMENT, NET                                           730,531              770,446

OTHER ASSETS
     Debt issue cost                                                   22,467               25,676
     Deposits                                                         104,333              104,333
                                                              ---------------      ---------------

     TOTAL ASSETS                                             $     3,024,575      $     2,681,368
                                                              ===============      ===============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                         $       789,823      $       418,320
     Deferred Revenue                                                  44,000               44,000
     Accrued liabilities                                              373,490            1,097,686
     Short-term debt                                                       --               87,817
     Short-term convertible debt                                    2,360,000            1,000,000
     Accrued interest payable                                          99,333               51,719
                                                              ---------------      ---------------

     Total current liabilities                                      3,666,646            2,699,542

     Long-term convertible debt                                     1,685,290            1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                           --                   --
     Common stock, $0.001 par value; 50,000,000 shares
      authorized; 32,083,442 and 30,845,942 shares
      issued and outstanding                                           32,083               30,846
     Additional paid-in capital                                    27,600,066           26,956,247
     Accumulated deficit                                          (29,959,510)         (28,219,557)
                                                              ---------------      ---------------

     Total Stockholders' Equity (deficit)                          (2,327,361)          (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $     3,024,575      $     2,681,368
                                                              ===============      ===============


       The accompanying notes are an integral part of the consolidated financial statements.

                                               F-1

                           RAPTOR NETWORKS TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                          Three Months Ended
                                                  March 31, 2005       March 31, 2004
                                                 ---------------      ---------------
REVENUE, NET                                     $        15,000      $            --
COST OF SALES                                             13,599                   --
                                                 ---------------      ---------------

     GROSS PROFIT                                          1,401                   --
                                                 ---------------      ---------------


OPERATING EXPENSES
     Consulting                                          198,520              147,540
     Stock for services                                       --            9,644,388
     Salary expense and salary related costs             682,652              796,875
     Marketing expense                                   118,349                5,012
     Research & Development                              120,568               59,345
     Selling, general and administrative                 550,167              204,780
                                                 ---------------      ---------------

         Total operating expenses                      1,670,256           10,857,940
                                                 ---------------      ---------------

     Loss from operations                             (1,668,855)         (10,857,940)
                                                 ---------------      ---------------

OTHER INCOME (EXPENSE)
   Interest income                                            --                   --
     Interest expense                                    (71,098)             (17,005)
                                                 ---------------      ---------------

         Total other income (loss)                       (71,098)             (17,005)
                                                 ---------------      ---------------

Loss before income taxes                              (1,739,953)         (10,874,945)
                                                 ---------------      ---------------

Income tax benefit                                            --                   --

NET LOSS                                         $    (1,739,953)     $   (10,874,945)
                                                 ===============      ===============

BASIC AND DILUTED NET
LOSS PER SHARE                                   $         (0.06)     $         (0.51)
                                                 ===============      ===============

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                          31,151,742           21,467,581
                                                 ===============      ===============


 The accompanying notes are an integral part of the consolidated financial statements.

                                         F-2

                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          (UNAUDITED)


                                           COMMON STOCK
                                           ------------                              ADDITIONAL
                                                                    ADDITIONAL        PAID-IN                           TOTAL
                                    NUMBER OF                        PAID-IN          CAPITAL -    ACCUMULATED      STOCKHOLDERS'
                                     SHARES             AMOUNT       CAPITAL          WARRANTS       DEFICIT           EQUITY
                                     ------             ------       -------          --------       -------           ------
Balance, December 31, 2004          30,845,942          30,846      26,836,247         120,000     (28,219,557)      (1,232,464)

Common stock issued for
  legal settlement January 12,
  2005, $.40 per share                 975,000             975         388,537              --              --          389,512

Common stock issued for
  legal settlement March 4,
  2005, $.578 per share                262,500             262         151,463              --              --          151,725

Common stock warrants issued
  for note                                  --              --              --         103,819              --          103,819

Net loss for the period
  ended March 31, 2005                      --              --              --              --      (1,739,953)      (1,739,953)

Balance, March 31, 2005             32,083,442          32,083      27,376,247         223,819     (29,959,510)      (2,327,361)


                      The accompanying notes are an integral part of the consolidated financial statements.

                                                               F-3

                               RAPTOR NETWORKS TECHNOLOGY, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                          March 31, 2005       March 31, 2004
                                                         ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $    (1,739,953)     $   (10,874,945)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                             72,438               26,873
         Amortization                                              3,210              293,050
         Common stock issued for services                             --            9,354,548
         Warrants issued                                         103,819                   --
     Changes in operating assets and liabilities:
         Other current assets                                      2,461                4,101
         Deposits                                                     --                1,200
         Prepaid assets                                           42,040              (28,523)
         License fees                                           (199,480)                  --
         Inventories                                            (182,079)             (88,248)
         Accounts payable                                        371,502               16,104
         Interest payable                                         47,614               13,901
         Other accrued liabilities                              (812,013)             (26,519)
         Accrued payroll and payroll taxes                            --               79,303
                                                         ---------------      ---------------
     Net cash used in operating activities                    (2,290,441)          (1,229,155)
                                                         ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                      (32,523)             (10,389)
                                                         ---------------      ---------------
         Net cash provided by (used in)
           investing activities                                  (32,523)             (10,389)
                                                         ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                541,237                   --
         Proceeds from short term debt                         1,831,000              969,113
                                                         ---------------      ---------------
     Net cash provided by (used in)
       investing activities                                    2,372,237              969,113
                                                         ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              49,273             (270,431)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    39,213              316,747
                                                         ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $        88,486      $        46,316
                                                         ===============      ===============


    The accompanying notes are an integral part of the consolidated financial statements.

                                             F-4

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


1.       BASIS OF PRESENTATION
         ---------------------

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004.

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

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by $35,814 ($0.00 per share) and $51,415 ($0.00 per share) for the periods ended March 31, 2005 and March 31, 2004, respectively. This pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the period ended March 31, 2005 and March 31, 2004 was $0.44 to $0.92 and $0.1451 to $3.55, respectively.

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                              March 31, 2005     March 31, 2004
                                              --------------     --------------
         Net Income (loss)
            As reported ..................    $   (1,739,953)    $  (10,874,945)
                                              ==============     ==============
             Pro forma ...................    $   (1,775,767)    $  (10,926,360)
                                              ==============     ==============


         Basic net loss per share
            As reported ..................    $        (0.06)    $        (0.51)
                                              ==============     ==============
            Pro forma ....................    $        (0.06)    $        (0.51)
                                              ==============     ==============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                            March 31, 2005         March 31, 2004
                                                                            --------------        -----------------

         Dividend Yield.................................................           0%                     0%
         Risk-Free Interest Rate........................................           6.0%                   6.0%
         Expected Life..................................................         3 years                3 years
         Expected Volatility............................................         433-621%              79.53-531%


2.       PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consisted of the following:

                                                        March 31, 2005       December 31, 2004
                                                      -----------------      -----------------

         Furniture and Office equipment .........     $         136,350      $         136,350
         Computer equipment .....................               167,048                167,048
         Testing equipment ......................               584,444                537,314
         Leasehold Improvements .................               113,317                127,924
                                                      -----------------      -----------------

                                                              1,001,159                968,636
         Less: Accumulated depreciation .........              (270,628)              (198,190)
                                                      -----------------      -----------------

                                                      $         730,531      $         770,446
                                                      =================      =================

3.       CONVERTIBLE DEBT
         ----------------

                                                                      March 31, 2005    December 31, 2004
                                                                      --------------    -----------------

         Long-term convertible note, 8% interest, 3 years ......     $     1,214,290     $     1,214,290
         Short-term convertible note, 10% interest rate ........           2,360,000           1,000,000
         Long-term convertible note, 8% interest, 18 months ....             471,000                  --
                                                                     ---------------     ---------------
                                                                     $     4,045,290     $     2,214,290
                                                                     ===============     ===============

In the period from December 31, 2003 to April 16, 2004, the Company secured loans for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into restricted common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If the loans are not earlier voluntarily converted, the total amount owed shall automatically convert into common stock at $3.50 per share on April 15, 2007.

On November 5, 2004, the Company secured interim financing of $1,000,000. This financing consists of a convertible loan which bears interest at a rate of 10% per annum. The outstanding principal amount of this loan, together with all accrued but unpaid interest thereunder, shall automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000 (the "Qualified Financing"), if any, of the sale of the Company's common stock or other equity based equivalent, and at a price per share not to exceed $0.50; provided, however, that for purposes of determining the number of shares and warrants to be received by the holder of the indebtedness upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the note, resulting in an effective conversion price of $0.4167 per share (assuming a Qualified Financing price per share of $0.50). In addition, the lender was issued 600,000 Series E Warrants. These Series E Warrants entitle the holder to subscribe for and purchase up to 600,000 shares of the Company's common stock at an initial exercise price per share of $0.60. In the event that the warrants offered in the Qualified Financing, if any, are at an exercise price per share that is less than $0.60, then the Series E Warrant exercise price shall be reduced to the lowest exercise price of the warrants issued in the Qualified Financing. The term of the Series E Warrants is five years from the note issuance date.

Since the conversion of the note is contingent on the fact that an equity based financing of at least $4,000,000 is obtained, the total charge was measured as per the date of issuance of the note; however, this charge will not be recognized until the "contingency" of a minimum raise of $4,000,000 has been removed as allowed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the note, an effective conversion price was assumed to be $0.4167 per share (based on an offering price of $0.50); using the fair market value of $0.80 as of November 5, 2004, the total charge will amount to $919,920 and be charged to operations after a minimum raise of $4,000,000 has been obtained.

With respect to the valuation of the 600,000 warrants, it is considered reasonable by management to assume that the warrants will be settled in shares. With a volatility of 516% on November 5, 2004, a strike price of $0.60, an option value of $0.80 and using the Black-Scholes model, an additional expense of financing of $120,000 has been recognized in the fourth quarter of 2004 as prescribed by the provisions of EITF 96-13.

During the first quarter of 2005, the Company secured interim financing through forty-five (45) convertible bridge loans, totaling $1,831,000. Of these, there were four bridge loans for total gross proceeds of $471,000, which bear an interest rate of 8% per annum and which will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price of the common stock issued in any such future financing. In addition, the broker will be issued 176,625 Series F Warrants ("Placement Warrants"). These Placement Warrants entitle the holder to subscribe for and purchase up to 176,625 shares of the Company's common stock at an initial exercise price per share of $0.40.

Since conversion of the four bridge loans totaling $471,000 is contingent on the fact that an equity based financing of at least $3,000,000 is obtained, the total charge was measured as per the date of issuance of these notes; however, this charge will not be recognized until the "contingency" of a minimum raise of $3,000,000 has been removed as allowed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the note, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds, the total charge will amount to $445,925 and be charged to operations after a minimum raise of $3,000,000 has been achieved.

Management believes that it is reasonable to assume that the 176,625 Placement Warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $54,510 has been recognized in the first quarter of 2005 as prescribed by the provisions of EITF 96-13.

The remaining forty-one bridge loans, for total gross proceeds of $1,360,000, bear an interest rate of 10% per annum and will automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock or other equity based equivalent, and at a price per share not to exceed $0.50; provided, however, that for the purpose of determining the number of shares and warrants to be received by the holder upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the bridge note. In addition, the lenders were also issued Series E Warrants at a rate of 60,000 warrants per $100,000 in principal bridge loan funding, resulting in the issuance of 816,000 new Series E Warrants. The Series E Warrants have an exercise price of $0.60 per share and expire five years from the issuance date.

Since conversion of these bridge loans totaling $1,360,000 is contingent on the fact that an equity based financing of at least $4,000,000 is obtained, the total charge was measured as per the date of issuance of these notes; however, this charge will not be recognized until the "contingency" of a minimum raise of $4,000,000 has been removed as allowed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the notes, an effective conversion price was assumed to be $0.4167 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds, the total charge will amount to $762,968 and be charged to operations after a minimum of $4,000,000 has been raised.

Management believes that it is reasonable to assume that the 816,000 Series E Warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $49,309 has been recognized in the first quarter of 2005 as prescribed by the provisions of EITF 96-13.

Interest expenses for these loans amounted to $71,098 for the first quarter of 2005 and $17,005 in the first quarter of 2004.

4.       STOCKHOLDERS' EQUITY
         --------------------

As of March 31, 2005, 32,083,442 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 20,712,100 shares had been issued for services, 4,627,619 shares had been issued at $0.50 per share for total proceeds of $2,313,810, 3,200,000 shares were issued at $1.75 per share for total proceeds of $5,600,000, 972,223 shares were issued at $1.80 per share for total proceeds of $1,750,000, 300,000 shares had been issued at $0.01 per share for total proceeds of $3,000, and 1,034,000 shares remain from the reverse merger described in the audited financial statements at December 31, 2003.

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

During the first quarter of 2005, the Company issued 975,000 shares and 262,500 shares in connection with the settlement of two lawsuits (as more fully described in the Company's Form 8-K filed with the SEC on January 24, 2005 and February 22, 2005, respectively).

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. For details, see the comments below under "Equity Offering".


5.       STOCK OPTIONS AND WARRANTS
         --------------------------

On July 15, 2004, the Company's Board of Directors approved a formal stock option plan, subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. Until the 2005 Stock Plan has been approved by the shareholders, all stock options have been issued outside of the 2005 Stock Plan. During the fourth quarter of 2004, 132,500 options were issued with an exercise price of $0.50 per share. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. Options and warrants are summarized as follows:

                                                                Weighted Average
                                               Shares            Exercise Price
                                          ---------------       ---------------

Outstanding at December 31, 2004                9,139,468       $          2.67
   Granted                                      1,567,625                   .67
   Cancelled                                     (265,000)                 1.00
   Exercised                                           --                    --
                                          ---------------       ---------------
Outstanding at March 31, 2005                  10,442,093       $          2.19
                                          ===============       ===============

The following table summarizes options and warrants to purchase common stock outstanding at March 31,2005:

     Range         Number      Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
     -----         ------      --------------    ---------------    -----------

   $.50-$3.50    10,442,093      1.77 years           $2.19          8,389,593

6.       SUBSEQUENT EVENTS
         -----------------

BRIDGE LOAN
-----------

Subsequent to March 31, 2005, the Company secured three bridge loans, totaling $129,000, which bear an interest rate of 8% per annum and which will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price in any such future financing.

OPTIONS ISSUED
--------------

Subsequent to March 31, 2005, the Company, subject to Board of Director approval, committed to issue a total of 115,000 common stock purchase options to certain employees, which expire three years from the date of issuance. The exercise price for these options shall be determined by the Company's Board upon Board approval of the options. There were no options cancelled subsequent to March 31, 2005.

EQUITY OFFERING
---------------

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. The common stock and warrants will be sold as "units," with each unit consisting of four shares of common stock and one warrant. The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum is $6,500,000 (with an option to increase the offering size by up to twenty percent). The warrants offered in this private placement have an exercise price of $2.50 per share of common stock and expire on the fifth anniversary of the date of issuance. In connection with this private placement, the Company received gross proceeds of $507,500 on April 29, 2005.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPANY OVERVIEW

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the period ended March 31, 2005 and the period ending March 31, 2004, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and information. The cautionary statements included herein should be read as being applicable to all forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein. The Company's critical accounting policies relate to inventory valuation, license fees, and recoverability of deferred income taxes.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC.

Raptor Networks Technology, Inc. (the "Registrant" or "Company") was organized under the laws of the State of Colorado on January 22, 2001. The principal office of the corporation is 1241 E. Dyer Rd, Suite 150, Santa Ana, California 92705.

On October 17, 2003, the Registrant completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation ("Raptor"). The Registrant acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became a wholly-owned subsidiary of the Company. With completion of the acquisition transaction, the Company terminated its previous operations and, by and through Raptor, became engaged in the data network switching industry including the design, production, sales and service of standards-based and proprietary high speed switching technology applied to sophisticated inter-networking systems, operating in a large variety of new and existing government and private sector network systems.

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

The Company continues to be in the earliest stages of commercial operations and has realized minimal revenues as of May 12, 2005. It has designed a series of related products branded the Ether-Raptor line, which consists of a modular set of Ethernet switching components based on a common set of proprietary hardware and software modules which can be produced with line cards from base units. The Company believes that its Ether-Raptor family of products have nearly universal application to a user's internetworking requirements and can be utilized anywhere on an ethernet network where an advanced switch is required.

The Company is a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications. The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony, and technology refresh. The Company is currently focusing on the United States market. The Company is emerging from its development stage and principal operations have commenced, although minimal revenues have been recognized to date.

DESCRIPTION OF BUSINESS

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

New applications such as video on demand, remote synchronous data storage mirroring, global clustering, business continuance, disaster recovery and distance learning are a few of the network applications types that have the potential of generating increased and/or new revenue streams for any enterprise offering them. But the cost to replace or upgrade existing networks with requisite, efficient, high bandwidth infrastructure may cause these new applications to be financially prohibitive. Government regulatory requirements are also increasingly demanding system replacements and upgrades, often regardless of financial justification.

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

While the Company's product is being intensively tested in various large accounts and is believed to be gaining acceptance by its users, the Company, commencing with inception in July 2003 to the present, has operated and is now operating at a significant loss and has realized only negligible revenues. Although management is optimistic with regard to prospective business, there can be no assurance that the Company will not encounter unforeseen and unanticipated obstacles to near term revenue or ultimately achieving profitability.

GOING CONCERN QUALIFICATION

The Company has had only a limited operating history with minimal sales, and has sustained operating losses of $22,314,937 through March 31, 2005 and $20,574,984 at December 31, 2004. At March 31, 2005, the Company had a deficit in working capital of $1,499,402 and a stockholders' deficit of $2,327,361. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is addressing these conditions by raising capital for expansion using a combination of convertible debt, options and warrants, sales of stock for cash, and the use of shares to compensate for services performed. During the first quarter of 2005, the Company raised $1,831,000 through the issuance of convertible bridge loans. In addition, a private placement of common stock at $0.50 per share is in process, and is expected to raise a minimum of $500,000 and a maximum of $6,500,000. On April 29, 2005, the Company received gross proceeds of $507,500 under the terms of the private placement. However, there can be no assurance that the Company will be able to continue to use these same financing strategies in the future, or that it will be successful in raising sufficient equity in its private placement to sustain its business plan until it achieves profitability. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

RECENTLY FORMED COMPANY; ACCUMULATED DEFICIT; WORKING CAPITAL; EXPECTATION OF FUTURE LOSSES; NEED FOR ADDITIONAL FINANCING.

The Company is a recently formed company and has had no significant revenues from operations to date. As of March 31, 2005, the Company had an accumulated deficit of $29,959,510 and a working capital deficit of $1,499,402. The Company expects its accumulated deficit to increase for the quarter ending June 30, 2005 and possibly continue to grow beyond such dates. The Company will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the remainder of 2005. Accordingly, there is a risk that the Company will not achieve profitable operations in the near future, if at all. Although the Company anticipates that the proceeds from its current capital raises, in addition to cash on hand, will be sufficient to fund operations through fiscal year 2005, there can be no assurance that sufficient revenues will be generated thereafter to fund the Company's operating requirements. In such event, the Company would be required to seek additional financing through borrowings, debt or equity financing or otherwise. The Company has no commitments for any such financing, and there can be no assurance that the Company will be able to obtain any requisite financing on acceptable terms, if at all. Should the Company be unable to raise additional capital, investors in the Company could lose their entire investment.

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

COMPETITION.

The Company operates in a competitive industry with many established and well-recognized competitors. Many of these competitors have substantially greater resources, distribution networks, vendor relationships and industry experience than the Company and can be expected to react strongly to the Company's marketing efforts. In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base, could temporarily drop prices to stave off a potential successful market launch by the Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to the Company's key marketing or management personnel. Competitors include Cisco Systems, Foundry Networks, Extreme Networks, Force10 Networks, Juniper Networks, and others. There can be no assurance that the Company will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING CAPABILITY.

To date, the Company has only recently begun significant marketing efforts and has booked minimal sales since inception.. The Company believes it will have to significantly expand its sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of its products. There can be no assurance that any efforts undertaken will be successful in achieving substantial sales of the Company's product or support service offerings.

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

ACCOUNTING MATTERS.

The Company is subject to changes in and interpretations of financial accounting matters that govern the measurement of the Company's performance. Based on the Company's reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, the Company's management believes that the Company's current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which the Company operates. Future interpretations or changes by the regulators of existing accounting standards or changes in the Company's business practices could result in future changes in the Company's revenue recognition and/or other accounting policies and practices that could have a material adverse effect on the Company's business, financial condition, cash flows, revenue and results of operations.

INTERNAL CONTROLS.

Any weaknesses identified in the Company's internal controls as part of the evaluation being undertaken by the Company and its independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company's business and the price at which the Company's stock trades. The Company is in the process of evaluating and documenting the Company's controls pursuant to Section 404 of the Sarbanes-Oxley Act.

STOCK OPTION EXPENSE.

Stock options have from time to time been a component of the compensation packages for many of the Company's employees. The Company currently does not deduct the expense of employee stock option grants from the Company's income. It is anticipated, however, that companies will soon be required to change their accounting policies to record the value of stock options issued to employees as an expense and a charge against earnings. The imposition of such requirement has been delayed a number of times, but management believes that it will eventually be adopted. If the Company were to change its accounting policy with respect to the treatment of employee stock option grants, its earnings will be adversely affected.

CRITICAL ACCOUNTING POLICIES

GENERAL

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in this Quarterly Report on Form 10-QSB are based upon our unaudited financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgments and estimates including those related to product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

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

                                            March 31, 2005       March 31, 2004
                                           ---------------      ---------------

Net Sales                                  $        15,000      $            --
Cost of Sales                                       13,599                   --
                                           ---------------      ---------------

Gross Profit                                         1,401                   --

Operating expenses
   Consulting and finder's fees                    198,520              147,540
   Stock for services (non cash)                         0            9,644,388
   Salary and salary related costs                 682,652              796,875
   Marketing expense                               118,349                5,012
   Research and Development Costs                  120,568               59,345
   Selling, general and administrative             550,167              204,780
                                           ---------------      ---------------
Total operating expenses                         1,670,256           10,857,940

  Net Other Income (loss)                          (71,098)             (17,005)
Loss before Income tax provision
  Income tax provision                                  --                   --
                                           ---------------      ---------------
Net loss                                   $    (1,739,953)     $   (10,874,945)
                                           ===============      ===============

NET SALES

For the period from inception of the Company's current operations, on July 24, 2003, through March 31, 2005, the Company realized only minimal revenues. During the first quarter of 2004 there were no revenues whereas during the first quarter of 2005 there was one sale for an amount of $15,000. Product development for the ER-1010 has been completed. Efforts during the first quarter of 2005 were focused on getting the ER-1010 to market and the Company believes that the sales funnel shows an increasing number of potential deals.

The Company's recent announcement that a test carried out by an independent party demonstrated that two production ER-1010 switches were able to successfully operate over a DWDM optical network bound as a single switch is expected to open new additional markets for the Company's products.

The pacing items to spur new product sales are: (1) generating awareness in the market place and (2) augmenting the number of deployed sales professionals. During the first quarter of 2005, the Company initiated a national advertising campaign, increased the number of sales professionals, and reviewed potential opportunities regarding the possibility of entering into international distribution contracts.

OPERATING EXPENSES

During the first quarter of 2004, the Company's main focus was to finalize the design of the ER-1010, as contrasted to the first quarter of 2005, where the main focus was to bring the ER-1010 to market. The expense structure for the first quarter 2004 and 2005 reflects this change in focus. An expense analysis for such periods follows:

CONSULTING / FINDERS FEES ($198,520)

Consultant and finder's fees of $198,520 for the first quarter of 2005 is solely attributable to finder's fees paid on $1,831,000 of bridge loans received during the first quarter of 2005. The Company incurred charges of $147,540 in the first quarter of 2004 related to consulting fees for investment relations and treasury support. No investment relations or treasury support charges were incurred in the first quarter of 2005.

STOCK FOR SERVICES ($0)

There were no shares of the Company's common stock issued for service in the first quarter of 2005. All consulting agreements and other stock for services agreements were terminated on or before December 31, 2004. The amount of stock for services charged to the Company in the first quarter of 2004 related primarily to the issuance of incentive shares to the Company's then newly appointed President and Chief Executive Officer, it's Chief Financial Officer, one other key employee and various third-party service providers. For more details on the 2004 charges, please see the discussion in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 under the heading "Stock for Services".

SALARY EXPENSES ($682,652)

The decrease of salary expenses is primary attributable to the temporary decrease of executive compensation by approximately 25%. This decrease applies to all members of the executive team and was implemented in November 2004. It is the Company's intention to begin restoring executive compensation to competitive levels once the Company achieves certain internal revenue goals.

MARKETING EXPENSES ($118,349)

During the first quarter of 2005, the Company spent $90,000 on a general national advertising campaign. In the first quarter of 2004, marketing expenses were very limited since the Company's primary product was still in the development stage.

RESEARCH AND DEVELOPMENT ($120,568)

The increase of research and development expenses from $59,345 in the first quarter of 2004 to $120,568 in the first quarter of 2005 is primarily attributable to the additional expenses incurred for rework performed in connection with the replacement of a chip and a processor in our entire finished ER-1010 product inventory. During the first quarter of 2005, the Company also incurred a charge of $35,000 in conjunction with a customer service contract which will allow the Company to provide Level 1 and 2 support to customers as soon as needed. There was no such charge in the first quarter of 2004.

OTHER SELLING, GENERAL AND ADMINISTRATIVE ($550,167)

Other selling, general and administrative expenses increased from $204,781 in the first quarter of 2004 to $550,167 in the first quarter of 2005. The main reason for these increases follow:

o Employee recruitment expenses increased from $0 to $55,000 as a result of placement fees paid to search firms in connection with the hiring of two software engineers and one sales professional.

o Investment relations expenses increased from $2,000 to $37,000 due to increased activity levels in connection with day to day stock support, including, but not limited to, increased investor relations support and increased participation in investment conferences.

o Travel expenses increased from $35,000 in the first quarter of 2004 to $47,000 in the first quarter of 2005 due to increased selling activities.

o Business insurance (D & O and general liability) increased from $0 in the first quarter of 2004 to $31,000 in the first quarter of 2005, as the Company had no insurance in place until April 1, 2004.

o Depreciation expenses increased from $27,000 in the first quarter of 2004 to $72,000 in the first quarter of 2005 due to purchase of test equipment, leasehold improvements and furniture, primarily in the second half of 2004 and first quarter of 2005, resulting in an increased depreciation run rate.

o Legal expenses increased from $33,000 in the first quarter of 2004 to $135,000 in the first quarter of 2005 due to increased legal fees for litigation and in connection with corporate and securities matters.

o Included in Selling General and Administrative expenses for the first quarter of 2005 is an expense of $103,819 resulting from the issuance of warrants. There were no such charges in the first quarter of 2004.

OTHER EXPENSE ($71,098)

Other expense increased from $17,005 in the first quarter of 2004 to $71,098 in the first quarter of 2005. This increase is due to the increase of debt from $1.2 Million as of March 31, 2004 to $4.0 Million, as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accountants have qualified their opinion with respect to the Company's financial statements to include an explanatory paragraph related to the Company's ability to continue as a going concern in their report for each of the fiscal years ended December 31, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to the Company's ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of the Company's business. The Company urges potential investors to review the report of the Company's independent certified public accountants (set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004) and the Company's consolidated financial statements and seek advice concerning the substantial risks related thereto before making a decision to invest in the Company.

As of March 31, 2005, the Company had a working capital deficit of $1,499,402. Management is addressing this condition by raising capital through a private placement of common stock and warrants.

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

In June 2004, the Company closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of the Company's common stock, 972,223 Series C Warrants and 972,223 Series D Warrants. The Series C Warrants expire two months after the effective date of a registration statement filed in conjunction with the common shares sold in the June 2004 financing. Such a registration statement has not been filed with the SEC as of May 10, 2005. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, the Company amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $3.50 per share.

On November 5, 2004, the Company secured interim financing of $1,000,000. This financing consists of a convertible loan which bears interest at a rate of 10% per annum. The outstanding principal amount of this loan, together with all accrued but unpaid interest thereunder, shall automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock or other equity based equivalent, at a price per share not to exceed $0.50; provided, however, that for purposes of determining the number of shares and warrants to be received by the holder of the indebtedness upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the note. In addition, the lender was issued 600,000 Series E Warrants. The Series E Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $0.60 per share.

During the first quarter of 2005, the Company secured interim financing though convertible bridge loans, totaling $1,831,000. Of these, there were four bridge loans for total gross proceeds of $471,000, which bear an interest rate of 8% per annum and which will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price in any such future financing. Another $129,000 of bridge loan funding from this source was received in April 2005 on the same terms as the four bridge loans mentioned above.

The remaining bridge loans, for total gross proceeds of $1,360,000, bear an interest rate of 10% per annum and will convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock or other equity based equivalent, and at a price per share not to exceed $0.50; provided, however, that for the purpose of determining the number of shares and warrants to be received by the holder upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the bridge note. In addition, the lenders were also issued Series E Warrants at a rate of 60,000 warrants per $100,000 in principal bridge loan funding. The Series E Warrants have an exercise price of $0.60 per share and expire five years from the issuance date.

The foregoing capital raises during fiscal year ended December 31, 2004 and the quarter ending March 31, 2005 have enabled the Company to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and connect with a large number of end users.


ITEM 3.  CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2005, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company may from time to time be involved in various legal proceedings incidental to its business. The Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition, results of operations, liquidity or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

The Company engaged in several private placement offerings of its securities during the quarter ended March 31, 2005. All such sales previously have been reported on the Company's Current Reports on Form 8-K. All such sales were made pursuant to the exemption from registration set forth in Regulation D promulgated under the Securities Act of 1933, as amended.

DIVIDEND POLICY

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended March 31, 2005, no matters were submitted to a vote of the holders of the Company's securities.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

         Exhibits
         --------

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------

    10.1 Form of Convertible Bridge Note (10% interest) issued in conjunction with bridge loan financing between November 2004 and March 2005 (incorporated herein by reference to Exhibit 10.11 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed on April 15, 2005)

    10.2 Form of 8% Convertible Note (8% interest) issued in conjunction with bridge loan financing between February 2005 and April 2005 (incorporated herein by reference to Exhibit 10.12 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed on April 15, 2005)

    10.3 Form of Subscription Agreement entered into in conjunction with 8% Convertible Note (incorporated herein by reference to Exhibit
               10.13 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed on April 15, 2005)

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------

    10.4 Managing Dealer Agreement dated March 22, 2005 between Brookstreet Securities Corporation and Raptor Networks Technology, Inc., in conjunction with the Company's current private placement (incorporated herein by reference to Exhibit
               10.16 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed on April 15, 2005)

    31.1* Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2* Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1* Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2* Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RAPTOR NETWORKS TECHNOLOGY, INC.


Date:  May 16, 2005            By:  /s/ THOMAS M. WITTENSCHLAEGER
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  May 16, 2005            By:  /s/ BOB VAN LEYEN
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)