Form 10QSB
period 2005-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2005-08-12
CIK 1163300

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO ___________

                        Commission File Number: 333-74846
                            ________________________


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

                        --------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 12, 2005, there were 37,715,442 shares of the issuer's common stock, $0.001 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of June 30, 2005 (unaudited)
            and December 31, 2004 (audited)................................. F-1

         Consolidated Statements of Operations for the Three Months and Six
            Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)..... F-2

         Consolidated Statement of Cash Flows for the Six Months Ended
            June 30, 2005 (unaudited) and 2004 (unaudited).................. F-3

         Notes to Consolidated Financial Statements (unaudited)............. F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........   1

Item 3.  Controls and Procedures............................................  12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  13

Item 3.  Defaults Upon Senior Securities....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders................  13

Item 5.  Other Information..................................................  13

Item 6.  Exhibits...........................................................  14

Signatures..................................................................  15

Exhibits Filed with this Report on Form 10-QSB..............................  16

ITEM 1.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              Unaudited        Audited
                                                            June 30, 2005  December 31, 2004
                                                            ------------    ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $    279,372    $     39,213
     Inventory, net                                            1,482,736       1,212,290
     Prepaid expenses                                            230,641         260,297
     License Fees                                                557,660         259,480
     Other current assets                                         71,886           9,633
                                                            ------------    ------------

     Total current assets                                      2,622,295       1,780,913

PROPERTY AND EQUIPMENT, NET                                      704,720         770,446

OTHER ASSETS
     Debt issue cost                                              19,257          25,676
     Deposits                                                    104,333         104,333
                                                            ------------    ------------

     TOTAL ASSETS                                           $  3,450,605    $  2,681,368
                                                            ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                       $    767,370    $    418,320
     Deferred Revenue                                                 --          44,000
     Accrued liabilities                                         303,658       1,097,686
     Short-term debt                                              51,064          87,817
     Short-term convertible debt                               2,360,000       1,000,000
     Accrued interest payable                                    174,003          51,719
                                                            ------------    ------------

     Total current liabilities                                 3,656,095       2,699,542

     Long-term convertible debt                                1,814,290       1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                      --              --
     Common stock, $0.001 par value; 75,000,000 and
      50,000,000 shares authorized; 36,345,442 and
      30,845,942 shares issued and outstanding                    36,345          30,846
     Additional paid-in capital                               29,726,805      26,956,247
     Accumulated deficit                                     (31,782,930)    (28,219,557)
                                                            ------------    ------------

     Total Stockholders' Equity (deficit)                     (2,019,780)     (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  3,450,605    $  2,681,368
                                                            ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                      F-1

                                   RAPTOR NETWORKS TECHNOLOGY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------

REVENUE, NET                                 $     96,000    $         --    $    111,000    $         --
COST OF SALES                                      35,563              --          49,162              --
                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                       60,437              --          61,838              --
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Consulting                                     266,200       1,145,380         568,539       1,292,920
   Stock for services                                  --         706,402              --      10,350,790
   Salary expense and salary related costs        734,053         793,725       1,416,705       1,590,600
   Marketing expense                              110,087          28,866         228,436          33,878
   Research & Development                         102,333         205,455         208,492         264,799
   Selling, general and administrative            571,050         653,124       1,031,806         857,905
                                             ------------    ------------    ------------    ------------

    Total operating expenses                    1,783,723       3,532,952       3,453,978      14,390,892
                                             ------------    ------------    ------------    ------------

Loss from operations                           (1,723,286)     (3,532,952)     (3,392,140)    (14,390,892)
                                             ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                     --              --              --              --
   Interest expense                              (100,134)        (23,326)       (171,233)        (40,331)
                                             ------------    ------------    ------------    ------------

Total other income (loss)                        (100,134)        (23,326)       (171,233)        (40,331)
                                             ------------    ------------    ------------    ------------

Loss before income taxes                       (1,823,420)     (3,556,278)     (3,563,373)    (14,431,223)
                                             ------------    ------------    ------------    ------------

Income tax benefit                                     --              --              --              --

NET LOSS                                     $ (1,823,420)   $ (3,556,278)   $ (3,563,373)   $(14,431,223)
                                             ============    ============    ============    ============

Basic and diluted net loss per share         $      (0.05)   $      (0.12)   $      (0.10)   $      (0.56)
                                             ============    ============    ============    ============

Basic and diluted weighted average number
  of shares outstanding                        33,665,639      30,077,000      36,345,442      25,772,000
                                             ============    ============    ============    ============


                      The accompanying notes are an integral part of these
                                consolidated financial statements


                                              F-2

                                   RAPTOR NETWORKS TECHNOLOGY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                            JUNE 30          JUNE 30
                                                                              2005             2004
                                                                          ------------    ------------
Cash flows from operating activities
     Net income (loss)                                                    $ (3,563,373)   $(14,431,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Depreciation                                                           149,991          56,000
        Amortization                                                             6,420         687,000
        Common stock issued for services                                            --       9,671,000
        Common stock issued for prepaid services                                    --              --
        Warrants issued                                                        103,819              --

     Changes in operating assets and liabilities
        Other current assets                                                   (62,253)         40,000
        Deposits                                                                    --        (270,000)
        Prepaid assets                                                          29,657        (169,000)
        License Fees                                                          (298,180)             --
        Inventories                                                           (270,446)       (689,000)
        Accounts payable                                                       349,050        (140,000)
        Interest Payable                                                       122,284           8,000
        Other accrued liabilities                                             (830,781)         35,000
        Deferred Revenue                                                       (44,000)             --
        Accrued payroll and payroll taxes                                           --         (48,000)
                                                                          ------------    ------------
                    Net cash used in operating activities                   (4,307,812)     (5,250,000)

Cash flows from investing activities
     Purchase of property and equipment                                        (84,266)        (74,000)
                                                                          ------------    ------------
                    Net cash provided by (used in) investing activities        (84,266)        (74,000)
                                                                          ------------    ------------

Cash flows from financing activities
     Issuance of Comon stock                                                 2,672,237       7,350,000
     Proceeds from short tem debt                                            1,960,000       1,014,290
                                                                          ------------    ------------
                    Net cash provided by (used in) financing activities      4,632,237       8,364,290
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                           240,159       3,040,290
Cash and cash equivalents at beginning of year                                  39,213         316,747
                                                                          ------------    ------------

Cash and cash equivalents at end of year                                  $    279,372    $  3,357,037
                                                                          ============    ============


                      The accompanying notes are an integral part of these
                                consolidated financial statements


                                              F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by $43,896 ($0.00 per share) and $33,047 ($0.00 per share) for the periods ended June 30, 2005 and June 30, 2004, respectively. This pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the period ended June 30, 2005 and June 30, 2004 ranged from $0.44 to $0.99 and $0.1451 to $3.55, respectively.

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                             June 30, 2005       June 30,2004
                                             -------------       --------------
      Net Income (loss)
         As reported ..................      $  (1,823,420)      $  (14,431,223)
                                             =============       ==============
          Pro forma ...................      $  (1,867,316)      $  (14,464,270)
                                             =============       ==============

      Basic net loss per share
         As reported ..................      $       (0.06)      $        (0.56)
                                             =============       ==============
         Pro forma ....................      $       (0.06)      $        (0.56)
                                             =============       ==============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                             June 30, 2005         June 30, 2004
                                             -------------         -------------

      Dividend Yield.......................       0%                     0%
      Risk-Free Interest Rate..............      6.0%                   6.0%
      Expected Life........................     3 years                3 years
      Expected Volatility..................    433-630%               79.53-134%

2. PROPERTY AND EQUIPMENT
   ----------------------

Property and equipment consisted of the following:
                                                      June 30,      December 31,
                                                        2005            2004
                                                     -----------    -----------

         Furniture and Office equipment              $   165,682    $   136,350
         Computer equipment                              189,458        167,048
         Testing equipment                               584,444        537,314
         Leasehold Improvements                          113,317        127,924
                                                     -----------    -----------

                                                       1,052,901        968,636
         Less: Accumulated depreciation                 (348,181)      (198,190)
                                                     -----------    -----------

                                                     $   704,720    $   770,446
                                                     ===========    ===========

3. CONVERTIBLE DEBT
   ----------------

                                                      June 30,      December 31,
                                                        2005            2004
                                                     -----------    -----------

Long-term convertible note, 8% interest, 3 years     $ 1,214,290    $ 1,214,290
Short-term convertible note, 10% interest rate         2,360,000      1,000,000
Long-term convertible note, 8% interest, 18 months       600,000             --
                                                     -----------    -----------
                                                     $ 4,045,290    $ 2,214,290
                                                     ===========    ===========

In the period from December 31, 2003 to April 16, 2004, the Company secured convertible loans for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into shares of the Company's common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If the loans are not earlier voluntarily converted, the total amount owed shall automatically convert into common stock at $3.50 per share on April 15, 2007.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

With respect to the valuation of the 600,000 Series E Warrants, it is considered reasonable by management to assume that the warrants will be settled in shares. With a volatility of 516% on November 5, 2004, a strike price of $0.60, an option value of $0.80 and using the Black-Scholes model, an additional expense of financing of $120,000 has been recognized in the fourth quarter of 2004 as prescribed by the provisions of EITF 96-13.

During the first quarter of 2005, the Company secured interim financing through forty-five (45) convertible bridge loans, totaling $1,831,000. Of these, there were four bridge loans for total gross proceeds of $471,000, which bear an interest rate of 8% per annum and will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price of the common stock issued in any such future financing. In addition, the broker will be issued 176,625 Series F Warrants. These Series F Warrants entitle the holder to subscribe for and purchase up to 176,625 shares of the Company's common stock at an initial exercise price per share of $0.40.

Since conversion of the four bridge loans totaling $471,000 is contingent on the fact that an equity based financing of at least $3,000,000 is obtained, the total charge was measured as per the date of issuance of these notes; however, this charge will not be recognized until the "contingency" of a minimum raise of $3,000,000 has been removed as allowed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the notes, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds, the total charge will amount to $445,925 and be charged to operations after a minimum raise of $3,000,000 has been achieved.

Management believes that it is reasonable to assume that the 176,625 Series F Warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $54,510 has been recognized in the first quarter of 2005 as prescribed by the provisions of EITF 96-13.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


During the second quarter of 2005, the Company secured interim financing through three convertible bridge loans for total gross proceeds of $129,000. These three bridge loans bear an interest rate of 8% per annum and will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price of the common stock issued in any such future financing. In addition, the broker will be issued 48,375 Series F Warrants. These Series F Warrants entitle the holder to subscribe for and purchase up to 48,375 shares of the Company's common stock at an initial exercise price per share of $0.40.

Since conversion of the three bridge loans totaling $129,000 is contingent on the fact that an equity based financing of at least $3,000,000 is obtained, the total charge was measured as per the date of issuance of these notes; however, this charge will not be recognized until the "contingency" of a minimum raise of $3,000,000 has been removed as allowed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the notes, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds, the total charge will amount to $85,250 and be charged to operations after a minimum raise of $3,000,000 has been achieved.

Management believes that it is reasonable to assume that the 48,375 Series F Warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $2,397 has been recognized in the second quarter of 2005 as prescribed by the provisions of EITF 96-13.

The total interest expenses for all of the loans referenced in this Section 3 to these Notes amounted to $171,233 for the six months ended June 30, 2005 and $40,331 for the six months ended June 30, 2004.


4. STOCKHOLDERS' EQUITY
   --------------------

As of March 31, 2005, 32,083,442 shares of the Company's $0.001 par value common stock were issued and outstanding. Of these, 20,712,100 shares had been issued for services, 4,627,619 shares had been issued at $0.50 per share for total proceeds of $2,313,810, 3,200,000 shares were issued at $1.75 per share for total proceeds of $5,600,000, 972,223 shares were issued at $1.80 per share for total proceeds of $1,750,000, 300,000 shares had been issued at $0.01 per share for total proceeds of $3,000, and 1,034,000 shares remain from the reverse merger described in the audited financial statements at December 31, 2003. An additional 4,262,000 shares were committed during the second quarter of 2005 in connection with our private placement. These 4,262,000 committed shares are included in the total number of issued and outstanding shares from the date the funds were received.

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

During the first quarter of 2005, the Company issued 975,000 shares and 262,500 shares, respectively, in connection with the settlement of two lawsuits (as more fully described in the Company's Form 8-K filed with the SEC on January 24, 2005 and February 22, 2005 respectively).

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. The common stock and warrants are being sold as "units," with each unit consisting of four shares of common stock and one warrant. The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum is $6,500,000 (with the placement agent having the option to increase the offering size by up to twenty percent). The warrants offered in this private placement have an exercise price of $2.50 per share of common stock and expire on the fifth anniversary of the date of issuance. In connection with this private placement, during the second quarter of 2005 the Company received gross proceeds of $2,131,000 and committed to issue 4,262,000 shares of the Company's common stock. The shares are to be issued starting in August 2005.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


5. STOCK OPTIONS AND WARRANTS
   --------------------------

On July 15, 2004, the Company's Board of Directors approved a formal stock option plan subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. As of June 30, 2005, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. During the period between April and June 2005, 1,065,500 warrants were granted with an exercise price of $2.50 per share, 48,375 warrants were granted with an exercise price of $0.40 per share, 639,300 warrants were granted with an exercise price of $0.50 per share and 155,000 options were granted subject to board approval with an exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. Options and warrants are summarized as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                    ----------     --------

Outstanding at March 31, 2005                       10,442,093     $   2.19
   Granted                                           1,908,175         1.65
   Cancelled                                                --           --
   Exercised                                                --           --
                                                    ----------     --------
Outstanding at June 30, 2005                        12,350,268     $   1.87
                                                    ==========     ========

The following table summarizes options and warrants to purchase common stock outstanding at June 30, 2005:

         Range          Number     Wtd. Ave. Life   Wtd. Ave. Price  Exercisable
         -----          ------     --------------   ---------------  -----------

         $.50-$3.50   12,350,268      2.17 years         $1.87        10,331,101

Options granted in the period August 23, 2004 through June 30, 2005 for a total of 837,500 are granted subject to board approval.


6. SUBSEQUENT EVENTS
   -----------------

OPTIONS ISSUED
--------------

Subsequent to June 30, 2005, the Company cancelled 15,000 options which were exercisable at $1.00 and 5,000 options which were exercisable at $0.50 and granted, subject to board approval, 75,000 options with an exercise price of $1.00.

EQUITY OFFERING
---------------

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. The common stock and warrants are being sold as "units," with each unit consisting of four shares of common stock and one warrant ("Series G Warrants"). The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum is $6,500,000 (with the placement agent having the option to increase the offering size by up to twenty percent). The Series G Warrants have an exercise price of $2.50 per share of common stock and expire on the fifth anniversary of the date of issuance. In addition to the Series G Warrants, the Company is obligated to issue warrants to the placement agent in an amount equal to 15% of the total number of shares of common stock issued to investors in the private placement ("Series H Warrants"). The Series H Warrants have an exercise price of $0.50 per share and expire on the earlier of (i) the day preceding the second anniversary of the date of issuance or (ii) upon a

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Upon conversion of any of the Series G Warrants, the placement agent will receive additional warrants in an amount equal to 7% of the total number of shares of common stock issued in connection with the exercise of the Series G Warrants. These additional warrants shall have an exercise price of $2.50 per share and expire on the earlier of (i) the day preceding the second anniversary of the date of issuance or (ii) upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation.

As described above in Section 3 entitled "Convertible Debt," during the first and second quarters of 2005, the Company secured interim financing through seven convertible bridge loans for total gross proceeds of $600,000. The debt is evidenced by twelve 8% Convertible Bridge Notes (the "8% Notes"), which bear interest at a rate of 8% per annum. The 8% Notes contain a conversion provision whereby the entire principal and accrued interest of the 8% Notes shall automatically convert into shares of the Company's common stock if the Company raises at least Three Million Dollars $3,000,000 in a private equity financing (a "Minimum Financing"). For purposes of such conversion, the conversion price will reflect a 20% discount from the per share purchase price in the Minimum Financing. In addition, the $600,000 in 8% Notes shall be added to the proceeds from the Minimum Financing for purposes of calculating the $3,000,000 amount, which triggers the automatic conversion.

As of the July 15,, 2005, the Company had raised total gross proceeds of $2,416,000 through its ongoing private placement. After adding the $600,000 in 8% Notes to these gross proceeds, as required by the conversion provisions of the 8% Notes, the aggregate gross proceeds from the private placement and 8% Notes equaled $3,016,000. As a result, the Company achieved a Minimum Financing and, accordingly, the $3,000,000 automatic conversion event of the 8% Notes was triggered upon the July 15, 2005 closing of the private placement.

As of July 15, 2005, the principal and accrued interest under the 8% Notes was $617,628.42. Pursuant to the 20% discount in conversion price discussed above, the conversion price of the 8% Notes is $0.40 per share of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the Minimum Offering). Based on this $0.40 conversion price, the holders of the 8% Notes are entitled to an aggregate of 1,544,071 shares of the Company's common stock. The certificates representing the conversion shares of common stock will be issued to the holders of the 8% Notes at the earliest practicable date, at which time the 8% Notes shall be returned to the Company and cancelled.

As further consideration for securing the 8% Notes, the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares to be converted upon conversion of the Notes. Based on the 1,544,071 shares of common stock issuable upon conversion of the Notes on July 15, 2005, the placement agent is entitled 231,611 warrants. These warrants shall have a purchase price of $0.40 per share and shall expire five years from the date of issuance.

Since July 15, 2005, the Company has raised an additional $400,000 in gross proceeds through its ongoing private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPANY OVERVIEW

Raptor Networks Technology, Inc. (the "Registrant," "Company," "us," "we," or "our") was organized under the laws of the State of Colorado on January 22, 2001. The principal office of the corporation is 1241 E. Dyer Rd, Suite 150, Santa Ana, California 92705.

Except for the historical information contained in this Quarterly Report on Form 10-QSB (the "Report"), the matters discussed herein may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase product sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in "Risk Factors" as set forth herein, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission (the "SEC").

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the period ended June 30, 2005 and the period ending June 30, 2004, respectively. This discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The cautionary statements included herein should be read as being applicable to all forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein. The Company's critical accounting policies relate to inventory valuation, license fees, and recoverability of deferred income taxes.

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

The Company's principal headquarters are located at 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705 and its phone number is 949-623-9300. The Company's Internet address is www.raptor-networks.com. The Company's Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter may be found on its website at the Internet address set forth above. The Company's filings with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The SEC's web site address is www.sec.gov.

The Company continues to be in the earliest stages of commercial operations and has realized minimal revenues as of July 31, 2005. It has designed a series of related products branded the Ether-Raptor line, which consists of a modular set of Ethernet switching systems and components based on a common set of proprietary hardware and software modules that can be produced with line cards from base units. The Company believes that its Ether-Raptor family of products have nearly universal application to a user's internetworking requirements and can be utilized anywhere on an ethernet network where an advanced switch is required.

The Company's Ether-Raptor switching systems are capable of supporting new emerging high bandwidth critical applications. The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony, and technology refresh. The Company is currently focusing on the United States market. The Company is emerging from its development stage and principal operations have commenced, although minimal revenues have been recognized to date.

DESCRIPTION OF BUSINESS

Distributed computing and accelerated use of the Internet have driven an exponential expansion in the use of internetworking for more than thirty years. Today's networks were engineered based upon standards and technology optimized for handling a single data type, character data, which was the prevalent form of data thirty years ago. Today's sophisticated applications often require multiple data types with speed and bandwidth requirements so high that prevailing network technology is simply not up to the task and system upgrade is generally not cost justifiable, thereby slowing the growth and utilization of advanced network applications, or limiting the total available number of subscribers on a given network.

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

In the second quarter of 2005, the Company continued placing evaluation units at high potential launch customers and independent test sites. The Company believes that the feedback received from these customers and test sites was positive.

During the second quarter of 2005, the Company received the "Best Switching Solution of the Year" award from Reviewboard magazine. The fact that a Raptor production switch outperformed an industry leader in a side-by-side comparison illustrates the impact of Raptor's patent-pending distributed switch architecture and, in the Company's opinion, bodes well for expected market penetration in the future.

Notwithstanding the positive feedback and although it is believed the Company's product is gaining acceptance by its users, the Company, commencing with inception in July 2003 to the present, has operated, and is now operating, at a significant loss and has realized only negligible revenues. Although management is optimistic with regard to prospective business, there can be no assurance that the Company will not encounter unforeseen and unanticipated obstacles to near time revenue or ultimately achieving profitability.

GOING CONCERN QUALIFICATION

The Company has had only a limited operating history with minimal sales, and has sustained net losses of $31,782,930 through June 30, 2005 and $28,219,557 at December 31, 2004. At June 30, 2005, the Company had a deficit in working capital of $1,033,800 and a stockholders' deficit of $2,019,780. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is addressing these conditions by raising capital for expansion using a combination of convertible debt, options and warrants, and sales of stock for cash. During the first and second quarter of 2005, the Company raised $1,960,000 through the issuance of convertible bridge loans. In addition, a private placement of common stock at $0.50 per share is in process, and is targeted to raise a minimum of $500,000 and a maximum of $6,500,000. During the period between April 29, 2005 and July 31, 2005, the Company received gross proceeds of $2,816,000 under the terms of the private placement. However, there can be no assurance that the Company will be able to continue to use these same financing strategies in the future, or that it will be successful in raising sufficient equity in its private placement to sustain its business plan until it achieves profitability. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue as a going concern.

RISK FACTORS

THE COMPANY'S INDEPENDENT AUDITORS HAVE ISSUED A REPORT QUESTIONING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR THE COMPANY'S ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF THE COMPANY'S COMMON STOCK.

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

THE COMPANY'S SUBSTANTIAL ACCUMULATED DEFICIT, LIMITED WORKING CAPITAL AND EXPECTATION OF FUTURE LOSSES REQUIRES THAT THE COMPANY OBTAIN ADDITIONAL FINANCING, WHICH THE COMPANY MAY NOT BE ABLE TO SECURE ON ACCEPTABLE TERMS, IF AT ALL.

The Company is a recently formed company and has had no significant revenues from operations to date. As of June 30, 2005, the Company had an accumulated deficit of $31,782,930 and a working capital deficit of $1,033,800. The Company expects its accumulated deficit to increase for the foreseeable future. The Company will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the remainder of 2005 and possibly continue beyond such date. Accordingly, there is a risk that the Company will not achieve profitable operations in the near future, if at all. Although the Company anticipates that the proceeds from its current capital raises, in addition to cash on hand, will be sufficient to fund operations through fiscal year 2005, there can be no assurance that sufficient revenues will be generated thereafter to fund the Company's operating requirements. In such event, the Company would be required to seek additional financing through borrowings, debt or equity financing or otherwise. The Company has no commitments for any such financing, and there can be no assurance that the Company will be able to obtain any requisite financing on acceptable terms, if at all. Should the Company be unable to raise additional capital, investors in the Company could lose their entire investment.

THE COMPANY HAS NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

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

THE COMPANY EXPECTS TO CONTINUE TO EXPERIENCE LOSSES FROM ITS OPERATIONS AND MAY REQUIRE ADDITIONAL FINANCING TO CONTINUE ITS OPERATIONS, WHICH FINANCING MAY NOT BE AVAILABLE OR MAY ONLY BE AVAILABLE ON UNFAVORABLE TERMS.

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

THERE IS A RISK THAT THERE MAY BE CURRENTLY UNKNOWN LIABILITIES RELATED TO THE COMPANY'S MERGER WITH RAPTOR NETWORKS TECHNOLOGY, INC., A CALIFORNIA CORPORATION, WHICH LIABILITIES COULD EXPOSE THE COMPANY TO SIGNIFICANT COSTS AND EXPENSES.

The Company was organized on January 22, 2001. On October 17, 2003, the Company acquired Raptor Networks Technology, Inc., a California corporation, in a cashless common stock share-for-share exchange. The acquisition was treated as a merger with the Company as the surviving entity. With the completion of the acquisition transaction, the Company terminated its previous operations (consisting of the EDGARization of SEC securities filings) and became engaged in the data network switching industry. There is a risk that the Company may be subject to currently unknown liabilities resulting from the operations of the Company prior to the merger. Should a claimed liability arise, the Company could expend significant time and resources defending or satisfying such claim, including, without limitation, the amount of any judgment or settlement required to satisfy any such claim and the payment of attorneys' fees and other costs incurred in defending any such claim.

THE COMPANY'S INABILITY TO SUCCESSFULLY ACHIEVE SUSTAINABLE MARKET PENETRATION COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

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

MANY COMPANIES WITH GREATER RESOURCES AND OPERATING EXPERIENCE OFFER TECHNOLOGY SIMILAR TO THE COMPANY'S PRODUCTS. THESE COMPANIES COULD SUCCESSFULLY COMPETE WITH THE COMPANY AND NEGATIVELY AFFECT THE COMPANY'S OPPORTUNITY TO ACHIEVE PROFITABILITY.

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

THE COMPANY HAS ONLY RECENTLY BEGUN SIGNIFICANT MARKETING EFFORTS AND THERE CAN ASSURANCE THAT THE COMPANY'S EFFORTS WILL LEAD TO SALES OF THE COMPANY'S PRODUCTS.

To date, the Company has only recently begun significant marketing efforts and has booked minimal sales since inception. The Company believes it will have to significantly expand its sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of its products. There can be no assurance that any efforts undertaken will be successful in achieving substantial sales of the Company's product or support service offerings.

THE INDUSTRY OF NETWORK SWITCH PRODUCTS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THE COMPANY'S PRODUCTS COULD BECOME OBSOLETE AT ANY TIME.

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

BECAUSE THE COMPANY BELIEVES THAT PROPRIETARY RIGHTS ARE MATERIAL TO THE COMPANY'S SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT THE COMPANY'S FINANCIAL CONDITION.

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

THE COMPANY RELIES HEAVILY ON ITS MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF THEIR SERVICES (OR THE COMPANY'S INABILITY TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED EMPLOYEES) COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

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

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE THE COMPANY'S COMMON STOCK COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT, IMPEDE THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING, AND CAUSE THE COMPANY TO INCUR ADDITIONAL EXPENSES.

Under the terms of the existing warrants to purchase its common stock, noncompensatory options, and other outstanding options to acquire common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's common stock with, upon the exercise of such warrants and/or options, a resulting dilution in the interests of the other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of such options and warrants. In addition, holders of certain options and warrants have registration rights with respect to such options and the underlying securities, the exercise of which may involve substantial expense to the Company.

BECAUSE THE COMPANY IS SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN THE COMPANY'S COMMON STOCK MAY BE REDUCED.

The Company's stock is listed on the over the counter bulletin board (OTCBB) and constitutes "Penny Stock." Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock Market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as the Company's common stock, and investors in the Company's common stock may find it difficult to sell their shares.

BECAUSE OUR COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

The Company's common stock trades under the symbol "RPTN" on the OTC Bulletin Board. Because the Company's stock trades on the OTC Bulletin Board, rather than on a national securities exchange, it may be difficult to either dispose of, or to obtain quotations as to the price of, the Company's common stock.

THE COMPANY'S BUSINESS COULD SUFFER IF IT IS UNABLE TO OBTAIN COMPONENTS, SOFTWARE AND SERVICES FROM OUTSIDE SUPPLIERS AND VENDORS.

The Company's switch products are architected and manufactured through the use of third-party electronic components, device level software and services. The Company is dependent on the services and products of other companies. A discontinuance, disruption or other similar occurrence to the services or products supplied by the Company's vendors and suppliers could materially diminish the Company's ability to operate efficiently.

THE COMPANY'S SUCCESS IS SUBSTANTIALLY DEPENDENT ON GENERAL ECONOMIC CONDITIONS AND BUSINESS TRENDS, PARTICULARLY IN THE INFORMATION TECHNOLOGY INDUSTRY, A DOWNTURN OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS.

The success of the Company's operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions such as employment rates and labor supply, general business conditions, cost of goods and materials, inflation, interest rates and taxation. The Company's business is affected by the general condition and economic stability of its customers as well as its vendors and partners and their continued willingness to work with the Company in the future. The Company's business is also sensitive to information technology ("IT") spending patterns and preferences. There can be no assurance that IT spending will not be adversely affected by general business trends and economic conditions, thereby impacting the Company's growth, net sales and profitability.

THE COMPANY'S FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR ITS SUCCESS.

In order for the Company to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that the Company will anticipate all of the changing demands that a potential expansion in operations might impose on such systems. If the Company were to experience rapid growth, the Company might be required to hire and train a large number of sales personnel and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that the Company seeks to maintain. The future of the Company will depend, in part, on its ability to integrate new individuals and capabilities into its operations, should such operations expand in the future, and there can be no assurance that the Company will be able to achieve such integration. The Company will also need to continually evaluate the adequacy of its management information systems, including its web site. Failure to upgrade its information systems or unexpected difficulties encountered with these systems during an expansion of the Company (should such an expansion occur) could adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF THE COMPANY'S COMMON STOCK.

The market prices of securities of technology-based companies (such as the Company's) are currently highly volatile. The market price of the Company's common stock has fluctuated significantly in the past. In fact, during 2004, the high and low closing sale prices of a share of the Company's common stock were $4.65 and $0.36, respectively. Between January 1, 2005 and August 4, 2005, the high and low closing sale prices of a share of the Company's common stock were $0.90 and $0.39, respectively. The market price of the Company's common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond the Company's control:

         o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

         o economic conditions specific to the network switching or related information technology industries;

         o announcements by the Company or its competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

         o delays in the Company's introduction of new products or technological innovations or problems in the functioning of the Company's current or new products or innovations;

         o third parties' infringement of the Company's intellectual property rights;

         o changes in the Company's pricing policies or the pricing policies of the Company's competitors;

         o    regulatory developments;

         o fluctuations in the Company's quarterly or annual operating results;

         o    additions or departures of key personnel; and

         o    future sales of the Company's common stock or other securities.

The price at which an investor purchases shares of the Company's common stock may not be indicative of the price of the Company's stock that will prevail in the trading market. Investors in the Company may be unable to sell shares of common stock at or above the purchase price, which may result in substantial losses.

CHANGES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION, CASH FLOWS, REVENUE AND RESULTS OF OPERATIONS.

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

THE IDENTIFICATION OF A WEAKNESS IN THE COMPANY'S INTERNAL CONTROLS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

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

CHANGES IN ACCOUNTING POLICIES REGARDING THE TREATMENT OF EMPLOYEE STOCK OPTIONS WILL ADVERSELY AFFECT THE COMPANY'S EARNINGS.

Stock options have from time to time been a component of the compensation packages for many of the Company's employees. The Company currently does not deduct the expense of employee stock option grants from the Company's income. However, beginning January 1, 2006, the Company will (pursuant to SEC rules) be required to change its accounting policy to record the value of stock options issued to employees as an expense and a charge against earnings. This required change in the Company's accounting policy will adversely affect its earnings.

CRITICAL ACCOUNTING POLICIES

GENERAL

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in this Report are based upon our unaudited financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgments and estimates including those related to product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

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

                                               Three Months Ended             Six Months Ended
                                               ------------------             ----------------
                                                   (unaudited)                   (unaudited)
                                                   -----------                   -----------
                                         June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                         ------------    ------------    ------------    ------------

Net Sales                                $     96,000    $         --    $    111,000    $         --
Cost of Sales                                  35,563              --          49,162              --
                                         ------------    ------------    ------------    ------------

Gross Profit                                   60,437              --          61,838              --

Operating expenses
   Consulting and finder's fees               266,200       1,145,380         568,539       1,292,920
   Stock for services (non cash)                   --         706,402              --      10,350,790
   Salary and salary related costs            734,053         793,725       1,416,705       1,590,600
   Marketing expense                          110,087          28,866         228,436          33,878
   Research and Development Costs             102,333         205,455         208,492         264,799
   Selling, general and administrative        571,050         653,124       1,031,806         857,905
                                         ------------    ------------    ------------    ------------

Total operating expenses                    1,783,723       3,532,952       3,453,978      14,390,892

  Net Other Income (loss)                    (100,134)        (23,326)       (171,233)        (40,331)

Loss before Income tax provision            1,823,420       3,556,278       3,563,373      14,431,223

  Income tax provision                             --              --              --              --
                                         ------------    ------------    ------------    ------------
Net loss                                 $  1,823,420    $  3,556,278    $  3,563,373    $ 14,431,223
                                         ============    ============    ============    ============

NET SALES ($111,000)

During the first half of 2005 we realized a $111,000 revenue level. This revenue included shipment of various systems to three customers for a total of $67,000 and $44,000 billed for consulting services.

During the second quarter of 2005 we have further increased our sales coverage by signing up a number of U.S. value added resellers and increasing the number of international distribution contracts.

OPERATING EXPENSES

Our main focus in the first half of 2005 was to bring the ER-1010 system to market, whereas in the first half of 2004 we finalized the design of the ER-1010. The expense structure reflects this change in focus with marketing expenses increasing and research and development expenses decreasing. An expense analysis for such periods follows:

         o    CONSULTING / FINDERS FEES ($568,539)

Consulting fees for the first half of 2005 are solely attributable to finder's fees paid in conjunction with bridge loans and a private placement of common stock and warrants. Consulting fees in the same period of 2004 related to finder's fees on our 2004 effort to raise capital and consulting fees paid for investment relations and treasury support services.

         o    STOCK FOR SERVICES ($0.00)

The amount of stock for services charged in the first half of 2004 related primarily to the issuance of incentive shares to key employees and various key service providers. There were no shares of the Company's common stock issued for service during the first six months of 2005.

         o    SALARY EXPENSES ($1,416,705)

Salary expenses decreased from $1,590,600 for the first six months of 2004 to $1,416,705 for the comparable period of 2005. Salary expenses decreased due to the decrease of executive compensation by approximately 25%. This decrease applies to all members of the executive team and was implemented in November 2004 in order to reduce expense run rates. It is the Company's intention to begin restoring executive compensation to what we believe to be more competitive levels once we achieve certain internal revenue goals.

         o    MARKETING EXPENSES ($228,436)

Marketing expenses were $228,436 for the six months ended June 30, 2005 compared with $33,878 for the comparable period of the prior year. This increase was primarily due to the initiation of a national advertising campaign, increased expenditures from our participation in a network show and production of brochures and other marketing materials.

         o    RESEARCH AND DEVELOPMENT ($208,492)

Research and development expenses were $208,492 for the six months ended June 30, 2005 compared with $$264,799 for the comparable period of the prior year. The main reason for this decrease of $56,307 is that expenses incurred in 2004 for outsourced product design did not occur in 2005.

         o    OTHER SELLING, GENERAL AND ADMINISTRATIVE ($1,031,806)

The increase of selling, general and administrative expenses ("SG&A") in the first half of 2005 compared to the first half of 2004 is mainly due to increased spending in the first quarter of 2005 compared to the same period in 2004. In the second quarter of 2005, SG&A decreased as compared to the same period of 2004. Increased spending in the first quarter 2005 as compared to the first quarter of 2004 is due to increased employee recruitment costs ($55,000), business insurance premiums ($31,000), depreciation expenses in connection with the purchase of test equipment ($45,000) and legal expenses in connection with litigation and security matters ($132,000).

         o    OTHER EXPENSE ($171,233)

Other expenses were $171,233 for the six months ended June 30, 2005 compared with $40,331 for the comparable period of the prior year and consists solely of interest expense on the Company's convertible bridge loan debt. The increase is reflective of the Company's increased bridge loan debt in the amounts of $4,045,200 and $1,214,200 for the respective periods

LIQUIDITY AND CAPITAL RESOURCES

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

As of June 30, 2005, the Company had a working capital deficit of $1,033,800. Management is addressing this condition by raising capital through a private placement of common stock and warrants.

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

In June 2004, the Company closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of the Company's common stock, 972,223 Series C Warrants and 972,223 Series D Warrants. The Series C Warrants expire two months after the effective date of a registration statement filed in conjunction with the common shares sold in the June 2004 financing. Such a registration statement has not been filed with the SEC as of August 12, 2005. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, the Company amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on the fifth anniversary of the date of issuance and have an exercise price of $3.50 per share.

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

During the first half of 2005, the Company secured interim financing though convertible bridge loans, totaling $1,960,000. Of these, there were seven convertible bridge loans for total gross proceeds of $600,000, which bear an interest rate of 8% per annum and which will convert to common stock of the Company issued in a future financing, if any, with gross proceeds of at least $3,000,000. For purposes of such a conversion, the conversion price will reflect a 20% discount from the purchase price in any such future financing.

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

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of the Company's common stock and warrants to purchase common stock, on a "best efforts" basis. A combination of the common stock and warrants are sold as "units," with each unit consisting of four shares of common stock and one warrant to purchase common stock. The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum amount is $6,500,000 (with the placement agent having an option to increase the maximum offering size by up to twenty percent). During the second quarter of 2005, the Company received gross proceeds of $2,131,000 from various private-party accredited investors through this private placement. Pursuant to the terms of the private placement agreement, the investors shall receive 4,262,000 shares of the Company's common stock and 1,065,500 Series G Warrants to purchase common stock. The Series G Warrants have an exercise price of $2.50 per share of common stock and expire five years from the date of issuance. The Company has the right to call the Series G Warrants the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share.

The foregoing capital raises during fiscal year ended December 31, 2004 and the six months ended ending June 30, 2005 have enabled the Company to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and connect with a large number of end users.

ITEM 3.  CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2005, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

The Company engaged in several private placement offerings of its securities during the quarter ended June 30, 2005. All such sales previously have been reported on the Company's Current Reports on Form 8-K. All such sales were made pursuant to the exemption from registration set forth in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). This exemption was claimed on the basis that the transactions did not involve any public offering and the purchasers provided written assurances that they were accredited investors (as defined in Rule 501(a) of the Securities Act). The securities were (or shall be) issued with the appropriate restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 2005, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors:

         o Thomas M. Wittenschlaeger (with 18,691,374 affirmative votes and 1,752,470 votes withheld);

         o Ken Bramlett (with 18,691,374 affirmative votes and 1,752,470 votes withheld);

         o Larry L. Enterline (with 18,691,374 affirmative votes and 1,752,470 votes withheld); and

         o Albert Wong (with 18,691,374 affirmative votes and 1,752,470 votes withheld).

The shareholders also:

         o approved an amendment to the Company's Articles of Incorporation increasing the authorized level of its common stock to 75,000,000 shares (with 18,650,914 affirmative votes, 1,775,000 against and 17,930 abstaining);

         o approved the Company's 2005 Stock Plan (with 18,650,914 affirmative votes, 25,000 against and 1,767,930 abstaining); and

         o ratified the appointment of Comiskey & Company, P.C., as the Company's independent public accountants for the fiscal year ending December 31, 2005 (with 20,443,844 affirmative votes, 0 against and 0 abstaining).


ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.

        Exhibits
        --------

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------
    10.1 Form of 8% Convertible Note (8% interest) issued in conjunction with bridge loan financing between February 2005 and April 2005 (incorporated herein by reference to Exhibit 10.12 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed on April 15, 2005)
    10.2 Form of Subscription Agreement entered into in conjunction with 8% Convertible Note (incorporated herein by reference to Exhibit
               10.13 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed on April 15, 2005)
    10.3x Form of Investors' Rights Agreement entered into between the Company and investors in the Company's current private placement of units pursuant to the Managing Dealer Agreement dated March 22, 2005 between the Company and Brookstreet Securities Corporation
    31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RAPTOR NETWORKS TECHNOLOGY, INC.


      Date:  August 12, 2005    By: /s/ THOMAS M. WITTENSCHLAEGER
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


      Date:  August 12, 2005    By: /s/ BOB VAN LEYEN
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB


   EXHIBIT
   NUMBER                              DESCRIPTION
   ------                              -----------
    10.3 Form of Investors' Rights Agreement entered into between the Company and investors in the Company's current private placement of units pursuant to the Managing Dealer Agreement dated March 22, 2005 between the Company and Brookstreet Securities Corporation
    31.1 Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002