Form 10QSB
period 2005-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2005-11-14
CIK 1163300

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO __________

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



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

     As of November 10, 2005, there were 52,284,616 shares of the issuer's common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes | | No |X|


                         PART I - FINANCIAL INFORMATION
                                                                                       PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 2005 (unaudited)
              and December 31, 2004 (audited)........................................    F-1

         Consolidated Statements of Operations for the Three Months and Nine
              Months Ended September 30, 2005 (unaudited) and 2004 (unaudited).......    F-2

         Consolidated Statement of Cash Flows for the Nine Months Ended
              September 30, 2005 (unaudited) and 2004 (unaudited)....................    F-3

         Notes to Consolidated Financial Statements (unaudited)......................    F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation...................      1

Item 3.  Controls and Procedures.....................................................     13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................     14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................     14

Item 3.  Defaults Upon Senior Securities.............................................     14

Item 4.  Submission of Matters to a Vote of Security Holders.........................     14

Item 5.  Other Information...........................................................     14

Item 6.  Exhibits....................................................................     15

Signatures...........................................................................     16

Exhibits Filed with this Report on Form 10-QSB.......................................     17


ITEM 1.
                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                      Unaudited            Audited
                                                                  September 30, 2005  December 31, 2004
                                                                  ------------------  -----------------
                                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $  1,429,039       $     39,213
     Inventory, net                                                     1,362,730          1,212,290
     Prepaid expenses                                                     136,182            260,297
     License Fees                                                         557,400            259,480
     Other current assets                                                  27,434              9,633
                                                                     -------------      -------------
     Total current assets                                               3,512,785          1,780,913

PROPERTY AND EQUIPMENT, NET                                               644,929            770,446

OTHER ASSETS
     Debt issue cost                                                       16,048             25,676
     Deposits                                                             102,362            104,333
                                                                     -------------      -------------

     TOTAL ASSETS                                                    $  4,276,124       $  2,681,368
                                                                     =============      =============


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                $    358,215       $    418,320
     Deferred Revenue                                                          --             44,000
     Accrued liabilities                                                  114,448          1,097,686
     Short-term debt                                                       26,987             87,817
     Short-term convertible debt                                               --          1,000,000
     Accrued interest payable                                              48,442             51,719
                                                                     -------------      -------------

     Total current liabilities                                            548,092          2,699,542

     Long-term convertible debt                                         1,214,290          1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                               --                 --
     Common stock, $0.001 par value; 75,000,000 and
      50,000,000 shares authorized; 50,564,616 and
      30,845,942 shares issued and outstanding                             50,564             30,846
     Additional paid-in capital                                        38,532,078         26,956,247
     Accumulated deficit                                              (36,068,900)       (28,219,557)
                                                                     -------------      -------------

     Total Stockholders' Equity (deficit)                               2,513,742         (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $  4,276,124       $  2,681,368
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

                                                     F-1

                                                   RAPTOR NETWORKS TECHNOLOGY
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2005               2004               2005               2004
                                                -------------      -------------      -------------      -------------
REVENUE, NET                                    $     22,436       $      2,341       $    133,436       $      2,341
COST OF SALES                                         18,362              2,064             67,524              2,064
                                                -------------      -------------      -------------      -------------

GROSS PROFIT                                           4,074                277             65,912                277
                                                -------------      -------------      -------------      -------------

OPERATING EXPENSES
   Consulting                                        405,203             60,833            973,742          1,353,753
   Stock for services                                     --            431,877                 --         10,782,667
   Salary expense and salary related costs           797,302          1,107,250          2,214,007          2,697,849
   Marketing expense                                  10,153             48,484            238,589             82,362
   Research & Development                            102,197            376,455            267,669            641,254
   Selling, general and administrative               571,613            530,312          1,646,439          1,388,217
                                                -------------      -------------      -------------      -------------

    Total operating expenses                       1,886,468          2,555,211          5,340,446         16,946,102
                                                -------------      -------------      -------------      -------------

Loss from operations                              (1,882,394)        (2,554,934)        (5,274,534)       (16,945,825)
                                                -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
   Interest income                                        --                 --                 --                 --
   Interest expense                               (2,403,576)           (24,304)        (2,574,809)           (64,635)
                                                -------------      -------------      -------------      -------------

Total other income (loss)                         (2,403,576)           (24,304)        (2,574,809)           (64,635)
                                                -------------      -------------      -------------      -------------

Loss before income taxes                          (4,285,970)        (2,579,238)        (7,849,343)       (17,010,460)
                                                -------------      -------------      -------------      -------------

Income tax benefit                                        --                 --                 --                 --

NET LOSS                                        $ (4,285,970)      $ (2,579,238)      $ (7,849,343)      $(17,010,460)
                                                =============      =============      =============      =============

Basic and diluted net loss per share            $      (0.10)      $      (0.08)      $      (0.22)      $      (0.62)
                                                =============      =============      =============      =============

Basic and diluted weighted average number
  of shares outstanding                           41,972,726         30,849,542         35,858,421         27,477,167
                                                =============      =============      =============      =============

                     The accompanying notes are an integral part of these consolidated financial statements

                                                               F-2


                                                    RAPTOR NETWORKS TECHNOLOGY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                                            2005               2004
                                                                                       ---------------   -----------------
Cash flows from operating activities
     Net income (loss)                                                                 $   (7,849,343)   $    (17,008,966)
     Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation                                                                          230,932             110,132
        Amortization                                                                            9,628           1,121,745
        Common stock issued for services                                                      158,100           9,670,548
        Interest expense related to debt conversion                                         2,338,921                   -
        Common stock issued for premiums related to debt conversion                           166,088                   -
        Warrants issued                                                                       122,702                   -

     Changes in operating assets and liabilities
        Other current assets                                                                  (17,801)             17,401
        Note Receivable                                                                             -              60,000
        Deposits                                                                                1,971            (113,762)
        Prepaid assets                                                                        124,115            (127,850)
        License Fees                                                                         (297,920)                  -
        Inventories                                                                          (150,440)         (1,122,049)
        Accounts payable                                                                      (60,105)            173,869
        Note Payable                                                                          (60,830)            117,000
        Interest Payable                                                                       (3,277)             12,000
        Other accrued liabilities                                                            (983,238)             23,998
        Deferred Revenue                                                                      (44,000)                  -
        Accrued payroll and payroll taxes                                                           -             (38,496)
                                                                                       ---------------   -----------------
                    Net cash used in operating activities                                  (6,314,497)         (7,104,430)

Cash flows from investing activities
     Purchase of property and equipment                                                      (105,415)           (609,825)
                                                                                       ---------------   -----------------
                    Net cash provided by (used in) investing activities                      (105,415)           (609,825)
                                                                                       ---------------   -----------------

Cash flows from financing activities
     Issuance of Comon stock                                                                5,849,738           7,350,000
     Proceeds from short tem debt                                                           1,960,000           1,014,290
                                                                                       ---------------   -----------------
                    Net cash provided by (used in) financing activities                     7,809,738           8,364,290
                                                                                       ---------------   -----------------

Net increase in cash and cash equivalents                                                   1,389,826             650,035
Cash and cash equivalents at beginning of year                                                 39,213             316,747
                                                                                       ---------------   -----------------

Cash and cash equivalents at end of year                                               $    1,429,039    $        966,782
                                                                                       ===============   =================

                         The accompanying notes are an integral part of these consolidated financial statements

                                                              F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by $53,433 ($0.00 per share) and $178,335 ($0.01 per share) for the periods ended September 30, 2005 and September 30, 2004, respectively. This pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the period ended September 30, 2005 and September 30, 2004 ranged from $0.44 to $0.99 and $0.1451 to $3.55, respectively.

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                         September 30, 2005         September 30, 2004
                                                                         ------------------         ------------------
      Net Income (loss)
         As reported............................................             $  (7,849,343)             $ (17,010,460)
                                                                             ==============             ==============
          Pro forma.............................................             $  (7,902,776)             $ (17,188,795)
                                                                             ==============             ==============

      Basic net loss per share
         As reported............................................               $     (0.22)               $     (0.62)
                                                                             ==============             ==============
         Pro forma..............................................               $     (0.22)               $     (0.63)
                                                                             ==============             ==============

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                        September 30, 2005     September 30, 2004
                                                                        ------------------     ------------------

      Dividend Yield.................................................           0%                     0%
      Risk-Free Interest Rate........................................           6.0%                   6.0%
      Expected Life..................................................         3 years                3 years
      Expected Volatility............................................         433-630%               79.53-363%



                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


2.       PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consisted of the following:
                                                              September 30, 2005    December 31, 2004
                                                              ------------------    -----------------

         Furniture and Office equipment                        $        184,682      $       136,350
         Computer equipment                                             191,607              167,048
         Testing equipment                                              584,444              537,314
         Leasehold Improvements                                         113,317              127,924
                                                               -----------------     ----------------
                                                                      1,074,050              968,636
         Less: Accumulated depreciation                                (429,121)            (198,190)
                                                               -----------------     ----------------

                                                               $        644,929       $      770,446
                                                               =================      ===============
3.       CONVERTIBLE DEBT
         ----------------

                                             8%, 3 YEAR NOTE  10% BRIDGE NOTE    8% BRIDGE NOTE
                                             ---------------   ---------------   --------------
         Balance at December 31, 2004          $ 1,214,000      $ 1,000,000       $        --
            Activity                                    --        1,360,000           471,000
                                               ------------     ------------      ------------

         Balance at March 30, 2005               1,214,000        2,360,000           471,000
            Activity                                    --               --           129,000
                                               ------------     ------------      ------------

         Balance at June 30, 2005                1,214,000        2,360,000           600,000
            Conversion on August 25, 2005               --       (2,360,000)               --
            Conversion on July 15, 2005                 --               --          (600,000)
                                               ------------     ------------      ------------

         Balance at September 30, 2005         $ 1,214,000      $        --       $        --
                                               ============     ============      ============

December 2003 - April 2004 Convertible Loans
--------------------------------------------

During the period December 2003 to April 2004, the Company secured convertible loans for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into shares of the Company's common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If the loans are not earlier voluntarily converted, the total amount owed shall automatically convert into shares of the Company's common stock at a conversion price of $3.50 per share on April 15, 2007.

10% Convertible Bridge Notes
----------------------------

During the period between November 2004 and February 2005, the Company issued forty-two convertible notes (the "10% Notes") to various private-party non-affiliate accredited investors in the aggregate principal amount of $2,360,000 in exchange for $2,360,000 in cash, less a 10% placement fee, for net proceeds of $2,124,000. The 10% Notes bore interest at a rate of 10% per annum. Pursuant to the terms of the 10% Notes, the outstanding principal amount of these loans, together with all accrued but unpaid interest thereunder, would automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock or other equity based equivalent, and at a price per share not to exceed $0.50 per share (a "10% Note Qualified Financing"); provided, however, that for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion, the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

3.       CONVERTIBLE DEBT (CON'T)
         ------------------------

As of the August 25, 2005 closing of the Company's current "Private Placement" of units consisting of common stock and warrants, the Company had raised total gross proceeds of $3,558,500 through such Private Placement. In addition, between February 2005 and April 2005 (and as described in more detail below), the Company secured additional private debt financing from various private-party non-affiliates in the original aggregate principal amount of $600,000 through the issuance of 8% Convertible Bridge Notes. After adding this $600,000 in convertible debt financing to the gross proceeds of the Private Placement, the aggregate gross proceeds to the Company were $4,158,500. As a result, the Company achieved a 10% Note Qualified Financing and, accordingly, the $4,000,000 automatic conversion event of the 10% Notes was triggered upon the August 25, 2005 closing of the Private Placement.

As of August 25, 2005, the total principal and accrued interest under the 10% Notes was $2,509,971. After taking into account the provision of the 10% Notes which provided that the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes, the holders of the 10% Notes were deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of the Company's current Private Placement, the holders were entitled to an aggregate of 6,023,931 shares of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the Private Placement) and 1,505,983 Series G Warrants to purchase the Company's common stock. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from the date of issuance, and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share.

Since the conversion of the 10% Notes was contingent on the fact that an equity based financing of at least $4,000,000 be obtained, the total charge was measured as per the date of issuance of the notes and this charge was recognized during the third quarter of 2005 as prescribed under paragraph 13 of EITF 98-5 upon obtaining the 10% Note Qualified Financing of $4,000,000. For the valuation of the conversion feature of the note, an effective conversion price was assumed to be $0.4167 per share (based on an offering price of $0.50 per share); using the fair market values on the dates of receipt of proceeds, the total amount charged to operations is $1,793,316.

In addition, the 10% Note lenders were issued 1,416,000 Series E Warrants. These Series E Warrants entitle the holder to subscribe for and purchase up to 1,416,000 shares of the Company's common stock at an exercise price per share of $0.60 per share. In the event that the warrants offered to investors in the 10% Note Qualified Financing, if any, are at an exercise price per share that is less than $0.60, then the Series E Warrant exercise price shall be reduced to the lowest exercise price of the warrants issued to investors in the 10% Note Qualified Financing. The Series E Warrants are also subject to standard and customary anti-dilution protection. The term of the Series E Warrants is five years from the respective noteholder's 10% Note issuance date. With respect to the valuation of the 1,416,000 Series E Warrants, it is considered reasonable by management to assume that the warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $120,000 has been recognized in the fourth quarter of 2004 and $49,309 has been recognized in the first quarter of 2005 as prescribed by the provisions of EITF 96-13.

8% Convertible Bridge Notes
---------------------------

Between February 2005 and April 2005, the Company secured private debt financing from various private-party non-affiliates in the original aggregate principal amount of Six Hundred Thousand Dollars ($600,000). The net proceeds to the Company were Five Hundred Twenty-Eight Thousand Dollars ($528,000) after the payment of a 12% placement fee to the placement agent. The debt was evidenced by thirteen Convertible Bridge Notes (the "8% Notes"), which bore interest at a rate of 8% per annum. The 8% Notes contained a conversion provision whereby the entire principal and accrued interest of the 8% Notes would automatically convert into shares of the Company's common stock if the Company raised at least Three Million Dollars ($3,000,000) in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price would reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $600,000 in 8% Notes was to be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggered the automatic conversion.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


3.       CONVERTIBLE DEBT (CON'T)
         ------------------------

As of the July 15, 2005 closing of the Company's current Private Placement, the Company had raised total gross proceeds of $2,416,000 through such Private Placement. After adding the $600,000 in 8% Notes to these gross proceeds as required by the conversion provisions of the 8% Notes, the aggregate gross proceeds from the Private Placement and 8% Notes was $3,016,000. As a result, the Company achieved an 8% Note Qualified Financing and, accordingly, the $3,000,000 automatic conversion event of the 8% Notes was triggered upon the July 15, 2005 closing of the Private Placement.

As of July 15, 2005, the total principal and accrued interest under the 8% Notes was $616,097. Pursuant to the 20% discount in conversion price discussed above, the conversion price of the 8% Notes was $0.40 per share of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 8% Note Qualified Financing). Based on this $0.40 per share conversion price, the holders of the 8% Notes were entitled to an aggregate of 1,540,243 shares of the Company's common stock. The conversion of the 8% Notes did not entitle the holder's thereof to any warrants to purchase common stock. The certificates representing the conversion shares of common stock will be issued to the holders of the 8% Notes at the earliest practicable date, at which time the 8% Notes shall be returned to the Company and cancelled.

Since the conversion of the 8% Notes was contingent on the fact that an equity based financing of at least $3,000,000 be obtained, the total charge was measured as per the date of issuance of the notes in the first and second quarter of 2005 and this charge was recognized during the third quarter of 2005 as prescribed under paragraph 13 of EITF 98-5 upon obtaining the 8% Note Qualified Financing of $3,000,000. For the valuation of the conversion feature of the note, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds, the total amount charged to operations in the third quarter of 2005 is $545,605.

The total interest expenses for all of the notes referenced in this Section amounted to $2,574,809 for the nine months ended September 30, 2005 and $64,635 for the nine months ended September 30, 2004.

4.       STOCKHOLDERS' EQUITY
         --------------------

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

During 2005, the Company issued 975,000 shares and 262,500 shares, respectively, in connection with the settlement of two lawsuits as more fully described in the Company's Current Reports on Form 8-K filed with the SEC on January 24, 2005 and February 22, 2005 respectively. The Company also issued 300,000 shares for services. In connection with the Company's current Private Placement and the conversion of convertible debt, the Company issued 10,617,000 shares at $0.50 per share for total proceeds of $5,308,500, 1,540,243 shares at $0.40 per share for total proceeds of $616,097 (as a result of the conversion of the 8% Notes discussed in Note 3 above) and 6,023,931 shares at $0.42 per share for total proceeds of $2,509,971 (as a result of the conversion of the 10% Notes discussed in Note 3 above).

5.       STOCK OPTIONS AND WARRANTS
         --------------------------

On July 15, 2004, the Company's Board of Directors approved a formal stock option plan subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. As of September 30, 2005, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. During the period between July 2005 and September 2005, 3,094,733 warrants were granted with an exercise price of $2.50 per share, 6,036 warrants were granted with an exercise price of $0.40 per share, 1,555,643 warrants were granted with an exercise price of $0.50 per share and 225,000 options were granted subject to board approval with an exercise price of $1.00 per share.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


5.       STOCK OPTIONS AND WARRANTS (CON'T)
         ----------------------------------

The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. Options and warrants are summarized as follows:
                                                           Weighted Average
                                                Shares       Exercise Price
                                                ------       --------------

Outstanding at June 30, 2005                12,350,268        $     1.87
   Granted                                   4,881,412              1.79
   Cancelled                                   (20,000)             1.00
   Exercised                                         -                 -
                                            -----------       -----------
Outstanding at September 30, 2005           17,211,680        $     1.18
                                            ===========       ===========

The following table summarizes options and warrants to purchase common stock outstanding at September 30, 2005:

         Range          Number       Wtd. Ave. Life     Wtd. Ave. Price     Exercisable
         -----          ------       --------------     ---------------     -----------
         $.50-$3.50    17,211,680       1.39 years              $1.18       15,434,179

As further consideration for securing the 8% Notes (as described in Note 3 above), the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares issued upon conversion of the 8% Notes. Based on the 1,540,243 shares of common stock issuable as a result of the conversion of the 8% Notes on July 15, 2005, the placement agent is entitled to 231,036 Series F Warrants. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire five years from the date of issuance. Management believes that it is reasonable to assume that the 231,036 Series F Warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $58,508 has been recognized during the course of 2005 as prescribed by the provisions of EITF 96-13.

On July 12, 2005, The Company issued a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants have an exercise price of $0.60 per share of the Company's common stock and expire on February 11, 2010.

As further consideration to the placement agent that secured the 10% Note financing (as described in Note 3 above), upon the August 25, 2005 conversion of the 10% Notes, the Company became obligated to issue to the placement agent 602,393 Series J Warrants to purchase common stock. The Series J Warrants shall have an exercise price of $0.50 per share of common stock and expire five years from the date of issuance.

On September 20, 2005, the Company amended the terms of its 972,223 previously issued Series D Warrants to reduce the original exercise price of $3.50 per share to an amended exercise price of $0.50 per share.

As of September 30, 2005, the Company had raised $5,308,500 in gross proceeds from its current Private Placement. Pursuant to the terms of the Private Placement, the Company is obligated to issue 2,654,250 Series G Warrants to investors in conjunction with the $5,308,500 in gross proceeds. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from issuance date and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share.

In addition, as further consideration for securing the $5,308,500 in gross proceed through the Company's current Private Placement, the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares issued in the Private Placement. Based upon the issuance of 10,617,000 shares of common stock as of September 30, 2005, the placement agent is entitled to 1,502,550 Series H Warrants. The Series H Warrants have an exercise price of $0.50 per share of common stock and shall expire on the earlier of (i) the day preceding the second anniversary of the date of issuance or (ii) upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 1,592,550 Series H Warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $14,905 has been recognized during the third quarter of 2005 as prescribed by the provisions of EITF 96-13.

6.       SUBSEQUENT EVENTS
         -----------------

OPTIONS ISSUED
--------------

Subsequent to September 30, 2005, the Company cancelled 250,000 options which were exercisable at $1.00 per share of common stock and 7,500 options which were exercisable at $0.50 per share of common stock. Additionally, 15,000 options with an exercise price of $1.00 per share of common stock were granted, subject to final approval by the Board of Directors.

EQUITY OFFERING
---------------

Since September 30, 2005, the Company has raised an additional $860,000 in gross proceeds through its ongoing Private Placement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPANY OVERVIEW

Raptor Networks Technology, Inc. (the "Registrant," "Company," "us," "we," or "our") was organized under the laws of the State of Colorado on January 22, 2001. The principal office of the corporation is 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705.

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

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the period ended September 30, 2005 and the period ending September 30, 2004, respectively. This discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The cautionary statements included herein should be read as being applicable to all forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein. The Company's critical accounting policies relate to inventory valuation, license fees, and recoverability of deferred income taxes.

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

The Company's principal headquarters are located at 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705 and its phone number is 949-623-9300. The Company's Internet address is www.raptor-networks.com. The Company's Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter may be found on its website at the Internet address set forth above. The Company's filings with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. The SEC's web site address is www.sec.gov.

The Company continues to be in the earliest stages of commercial operations and has realized minimal revenues as of September 30, 2005. It has designed a series of related products branded the Ether-Raptor line, which consists of a modular set of Ethernet switching systems and components based on a common set of proprietary hardware and software modules that can be produced with line cards from base units. The Company believes that its Ether-Raptor family of products have nearly universal application to a user's internetworking requirements and can be utilized anywhere on an ethernet network where an advanced switch is required.

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

New applications such as video on demand, remote synchronous data storage mirroring, global clustering, business continuance, disaster recovery and distance learning are a few of the network applications types that have the potential of generating increased and/or new revenue streams for any enterprise offering them. But the cost to replace or upgrade existing networks with requisite, efficient, high bandwidth infrastructure may cause these new applications to be financially prohibitive. Government regulatory requirements are also increasingly demanding network system replacements and upgrades, often regardless of financial justification.

The Company's switch technology provides Gigabit and 10 Gigabit Ethernet communications at wire speed with Layer 2/3/4 Switching/Routing, and excellent bandwidth/priority control. The Company's proprietary, patent pending technologies allow stand alone high speed "smart" switches to be connected over fiber to form a single "virtual switch."

One of the most difficult types of data for networks to handle is Video over Internet Protocol. By optimizing the handling of all data packets on a network (treating them as though they were all video data), the Company's design and equipment enables true wire speed networks and achieves two objectives for the user community. First, it enables voice, video, storage, and other sophisticated applications that enterprises can use to establish new revenue streams at what the Company believes is a justifiable cost. Second, it augments, rather than replaces, the existing internetworking infrastructure those enterprises now use, leveraging the user's existing capital investment, minimizing the additional capital expense required for supporting these new applications and leading to increased user revenue opportunities.

In the third quarter of 2005, the Company continued placing evaluation units at high potential launch customers. Funnels with respect to potential end user business have increased substantially; however, due to longer selling cycles than anticipated, these efforts have not yet resulted in an equivalent level of sales. With respect to potential deals with Original Equipment Manufacturer's
(OEM) customers, a great deal of progress has been made. Taking in to account Raptor's unique value proposition the management team believes that over time the OEM business deals could be substantiated.

Notwithstanding positive feedback from potential customers and although it is believed the Company's product is gaining acceptance by its users, the Company, commencing with inception in July 2003 to the present, has operated, and is now operating, at a significant loss and has realized only negligible revenues. Although management is optimistic with regard to prospective business, there can be no assurance that the Company will not encounter unforeseen and unanticipated obstacles to near time revenue or ultimately achieving profitability.

GOING CONCERN QUALIFICATION

The Company has had only a limited operating history with minimal sales, and has sustained net losses of $36,061,261 through September 30, 2005 and $28,219,557 at December 31, 2004. At September 30, 2005, the Company had working capital of $2,964,693 and a stockholders' equity of $2,521,381. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is addressing these conditions by raising capital through an ongoing private placement of "units" on a "best efforts" basis, with each unit consisting of four shares of common stock and one warrant to purchase common stock. The price per unit is $2.00. Pursuant to the terms of the private placement agreements, the minimum amount to be raised in the private placement is $500,000 and the maximum amount is $6,500,000 (with the placement agent having an option to increase the maximum offering amount by up to twenty percent). During the period between September 30, 2005 and November 10, 2005 the Company received gross proceeds of $860,000 under the terms of the private placement, for total gross proceeds from the private placement as of November 10, 2005 of $6,168,500. In addition, the agent is in the process of raising the additional funds available under the before mentioned option of increasing the maximum offering amount by 20% or $1,300,000. However, there can be no assurance that the Company will be able to continue to use these same financing strategies in the future, or that it will be successful in raising sufficient equity in its private placement to sustain its business plan until it achieves profitability. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

The Company is a recently formed company and has had no significant revenues from operations to date. As of September 30, 2005, the Company had an accumulated deficit of $36,061,261 and working capital of $2,964,693. The Company will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future. Accordingly, there is a risk that the Company will not achieve profitable operations in the near future, if at all. Although the Company anticipates that the proceeds from its current capital raises, in addition to cash on hand, will be sufficient to fund operations through fiscal year 2005, there can be no assurance that sufficient revenues will be generated thereafter to fund the Company's operating requirements. In such event, the Company would be required to seek additional financing through borrowings, debt or equity financing or otherwise. The Company has no commitments for any such financing, and there can be no assurance that the Company will be able to obtain any requisite financing on acceptable terms, if at all. Should the Company be unable to raise additional capital, investors in the Company could lose their entire investment.

THE COMPANY HAS NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

The Company is a recently formed company and has an extremely limited history of operations and has not generated meaningful revenues from operations since its inception. The Company is faced with all of the risks associated with a company in the early stages of development. The Company's business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in the network switch industry. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated development and marketing difficulties. There can be no assurance that the Company will ever generate significant commercial sales or achieve profitability. Should this be the case, investors in the Company could lose their entire investment.

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

THERE IS A RISK THAT THERE MAY BE PROCEDURAL ISSUES RELATED TO THE COMPANY'S ACQUISITION OF RAPTOR NETWORKS TECHNOLOGY, INC., A CALIFORNIA CORPORATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

The Company was organized under the laws of the State of Colorado on January 22, 2001. On October 17, 2003, the Company completed a transaction with Raptor Networks Technology, Inc., a California corporation ("Raptor"), whereby the Company was to acquire all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange and pursuant to which Raptor was to become a wholly-owned subsidiary of the Company. With the completion of the acquisition transaction, the Company terminated its previous operations (consisting of the EDGARization of SEC securities filings) and, by and through Raptor, became engaged in the data network switching industry. After the transaction, the Board of Directors of the Company engaged new management to, among other things, review the operating and legal status of the Company.

Management's preliminary review indicated certain deficiencies in the record keeping practices of prior management. As a result of management's subsequent review, it appears, moreover, that certain procedural irregularities may exist regarding the structure and approval of the acquisition transaction under applicable law, the extent of which are not fully known at this time. The Company is working diligently to determine whether such procedural irregularities in fact do exist and, if so, will use its best efforts to resolve such matters under applicable law. However, the inability to resolve such matters could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there is a risk that the Company may be subject to currently unknown liabilities resulting from the operations of the Company or Raptor prior to the acquisition transaction. Should a claimed liability arise, the Company could expend significant time and resources defending or satisfying such claim, including, without limitation, the amount of any judgment or settlement required to satisfy any such claim and the payment of attorneys' fees and other costs incurred in defending any such claim.

THE COMPANY'S INABILITY TO SUCCESSFULLY ACHIEVE SUSTAINABLE MARKET PENETRATION COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

No assurance can be given that the Company will be able to successfully achieve sustainable market penetration with any of its products. The Company's success in marketing its products is substantially dependent on educating its targeted markets as to the unique topologies, as well as what the Company believes are the performance and cost benefits, of its distributed Ethernet switch architecture. There can be no assurance that the Company's efforts or the efforts of others will be successful in fostering acceptance of the Company's technology among the targeted markets.

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

The Company has only recently begun significant marketing efforts and has booked minimal sales since inception. The Company believes it will have to significantly expand its sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of its products. There can be no assurance that any efforts undertaken will be successful in achieving substantial sales of the Company's products or support services.

THE INDUSTRY OF NETWORK SWITCH PRODUCTS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THE COMPANY'S PRODUCTS COULD BECOME OBSOLETE AT ANY TIME.

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the network switching market. The Company's products could become obsolete at any time. Competitors could develop products similar to or better than the Company's, or finish development before the Company, or be more successful marketers, any of which could hurt the Company's success. The Company's future success depends in significant part on its ability to evolve the performance and software of its existing products and develop and introduce new products and technologies in response to the evolving demands of the market and competitive product offerings.

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

The Company's future success depends to a significant degree on the continued service of its key personnel and on its ability to attract, motivate and retain highly qualified employees. In particular, the Company is dependent upon the management services of its founders and senior management, including, without limitation: Chief Executive Officer and President, Tom Wittenschlaeger, Founder and Chief Solutions Architect, Edwin Hoffman and Founder and Chief Enterprise Architect, Ananda Perera. The loss of the services of the Company's founders or senior management would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Under the terms of the existing warrants to purchase its common stock, noncompensatory options, and other outstanding options to acquire common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's common stock with, upon the exercise of such warrants and/or options, a resulting dilution in the interests of the Company's other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of such options and warrants. In addition, holders of certain options and warrants have registration rights with respect to the common stock underlying such options and warrants, the registration of which will involve substantial expense to the Company.

BECAUSE THE COMPANY IS SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN THE COMPANY'S COMMON STOCK MAY BE REDUCED.

The Company's stock is listed on the Over the Counter Bulletin Board and constitutes "Penny Stock." Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock Market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as the Company's common stock, and investors in the Company's common stock may find it difficult to sell their shares.

BECAUSE THE COMPANY'S COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR THE COMPANY'S COMMON STOCK.

The Company's common stock trades under the symbol "RPTN" on the Over the Counter Bulletin Board (OTCBB). Because the Company's stock trades on the OTCBB, rather than on a national securities exchange, it may be difficult to either dispose of, or to obtain quotations as to the price of, the Company's common stock.

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

THE COMPANY'S FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR ITS SUCCESS.

In order for the Company to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that the Company will anticipate all of the changing demands that a potential expansion in operations might impose. If the Company were to experience rapid growth, the Company might be required to hire and train a large number of sales and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that the Company seeks to maintain. The future of the Company will depend, in part, on its ability to integrate new individuals and capabilities into its operations, should such operations expand in the future, and there can be no assurance that the Company will be able to achieve such integration. The Company will also need to continually evaluate the adequacy of its management information systems, including its web site. Failure to upgrade its information systems or unexpected difficulties encountered with these systems during an expansion of the Company (should such an expansion occur) could adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF THE COMPANY'S COMMON STOCK.

The market prices of securities of technology-based companies (such as the Company's) are currently highly volatile. The market price of the Company's common stock has fluctuated significantly in the past. In fact, during 2004, the high and low closing sale prices of a share of the Company's common stock were $4.65 and $0.36, respectively. Between January 1, 2005 and November 10, 2005, the high and low closing sale prices of a share of the Company's common stock were $0.92 and $0.40, respectively. The market price of the Company's common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond the Company's control:

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

                                                   Three Months Ended                   Nine Months Ended
                                                   ------------------                   -----------------
                                                      (unaudited)                           (unaudited)
                                           ---------------------------------      --------------------------------
                                            September 30,      September 30,      September 30,      September 30,
                                                2005               2004               2005              2004
                                            -------------      -------------      -------------      -------------
Net Sales                                   $     22,436       $      2,341       $    133,436       $      2,341

Cost of Sales                                     18,362              2,064             67,524              2,064
                                            -------------      -------------      -------------      -------------
Gross Profit                                       4,074                277             65,912                277

Operating expenses
   Consulting and finder's fees                  405,203             60,833            973,742          1,353,753
   Stock for services (non cash)                      --            431,877                 --         10,782,667
   Salary and salary related costs               797,302          1,107,250          2,214,007          2,697,849
   Marketing expense                              10,153             48,484            238,589             82,362
   Research and Development Costs                102,197            376,455            267,669            641,254
   Selling, general and administrative           571,613            530,312          1,646,439          1,388,217
                                            -------------      -------------      -------------      -------------
Total operating expenses                       1,886,468          2,555,211          5,340,446         16,946,102

  Net Other Income (loss)                     (2,403,576)           (24,304)        (2,574,809)           (64,635)

Loss before Income tax provision               4,285,970          2,579,238          7,849,343         17,010,460

  Income tax provision                                --                 --                 --                 --
                                            -------------      -------------      -------------      -------------

Net loss                                    $  4,285,970       $  2,579,238       $  7,849,343       $ 17,010,460
                                            =============      =============      =============      =============

NET SALES

Total revenues recognized during the third quarter of 2005 amounted to $22,436. Total revenues for the first nine months of 2005 amounted to $133,436 compared with $2,341 of revenues realized in the same period of 2004.

OPERATING EXPENSES

Our main focus in the first nine months of 2005 was to bring the ER-1010 system to market, whereas in the first nine months of 2004 we finalized the design of the ER-1010. The expense structure reflects this change in focus, with marketing expenses increasing and research and development expenses decreasing. An expense analysis for such periods follows:

     o    CONSULTING / FINDERS FEES

Consulting fees for the first nine months of 2005 are solely attributable to finder's fees paid in conjunction with bridge loans and our ongoing private placement of units consisting of common stock and warrants. Consulting fees in the same period of 2004 related to finder's fees on our 2004 effort to raise capital and consulting fees paid for investment relations and treasury support services.

     o    STOCK FOR SERVICES

The amount of stock for services charged in the first nine months of 2004 related primarily to the issuance of incentive shares to key employees and as compensation to various key service providers. There were no shares of the Company's common stock issued for service during the first nine months of 2005.

     o    SALARY EXPENSES

Salary expenses decreased from $2,697,849 for the first nine months of 2004 to $2,214,007 for the comparable period of 2005. Salary expenses decreased due to the decrease of executive compensation by approximately 25%. This decrease applies to all members of the executive team and was implemented in November 2004 in order to reduce expense run rates. It is the Company's intention to begin restoring executive compensation to what we believe to be more competitive levels once we achieve certain revenue goals.

     o    MARKETING EXPENSES

Marketing expenses were $238,589 for the nine months ended September 30, 2005 compared with $82,362 for the comparable period of the prior year. This increase was primarily due to the initiation of a national advertising campaign, increased expenditures from our participation in a network show and production of brochures and other marketing materials.

     o    RESEARCH AND DEVELOPMENT

Research and development expenses were $267,669 for the nine months ended September 30, 2005 compared with $641,254 for the comparable period of the prior year. The main reason for this decrease of $373,585 is that expenses incurred in 2004 for outsourced product design did not occur in 2005.

     o    OTHER SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses ("SG&A") increased from $1,388,217 for the first nine months of 2004 to $1,646,439 for the first nine months of 2005. This $258,222 increase is mainly due to increased employee recruitment costs, business insurance premiums, depreciation expenses in connection with the purchase of test equipment and legal expenses in connection with litigation and security matters.

     o    OTHER EXPENSE

Other expenses were $2,574,809 for the nine months ended September 30, 2005 compared with $64,635 for the comparable period of the prior year and consists of interest expense on the Company's convertible bridge loan debt and an amount of $2,338,921 charged in connection with the conversion of the 10% and 8% Notes (as described below under the heading "Liquidity and Capital Resources") as prescribed under paragraph 13 of EITF 98-5. The increase is reflective of the Company's increased bridge loan debt in the amounts of $4,045,200 and $1,214,200 for the first nine months of 2005 and 2004, respectively.

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

As of September 30, 2005, the Company had a working capital of $2,964,693. Management has, and continues to address this condition by raising capital through the use of convertible debt and private placements of common stock and warrants, as more fully described below.

December 2003 - April 2004 Convertible Loans
--------------------------------------------

In the period from December 2003 through April 2004, the Company obtained convertible loans totaling $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into shares of the Company's common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If not previously voluntarily converted, the total amount of principal and accrued but unpaid interest thereunder shall automatically convert into shares of the Company's common stock at a conversion rate of $3.50 per share on April 15, 2007.

April 2004 Financing
--------------------

In April 2004, the Company closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of the Company's common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on the fifth anniversary of the date of issuance and have an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, subsequent issuances of securities by the Company have resulted in a reduced exercise price of $2.16 per share as of September 30, 2005.

June 2004 Financing
-------------------

In June 2004, the Company closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of the Company's common stock, 972,223 Series C Warrants and 972,223 Series D Warrants. The Series C Warrants expire two months after the effective date of a registration statement filed in conjunction with the common shares sold in the June 2004 financing. Such a registration statement has not been filed with the SEC as of November 10, 2005. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, the Company amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on the fifth anniversary of the date of issuance and have an original exercise price of $3.50 per share. On September 20, 2005, the Company amended the terms of the Series D Warrants to have an exercise price of $0.50 per share.

10% Convertible Bridge Notes
----------------------------

During the period between November 2004 and February 2005, the Company issued forty-two convertible notes (the "10% Notes") to various private-party non-affiliate accredited investors in the aggregate principal amount of $2,360,000 in exchange for $2,360,000 in cash, less a 10% placement fee, for net proceeds of $2,124,000. The 10% Notes bore interest at a rate of 10% per annum. Pursuant to the terms of the 10% Notes, the outstanding principal amount of these loans, together with all accrued but unpaid interest thereunder, would automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of the Company's common stock or other equity based equivalent, and at a price per share not to exceed $0.50 per share (a "10% Note Qualified Financing"); provided, however, that for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion, the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes.

As of the August 25, 2005 closing of the Company's current Private Placement (described in more detail below) of common stock and warrants, the Company had raised total gross proceeds of $3,558,500 through such Private Placement. In addition, between February 2005 and April 2005 (and as described in more detail below), the Company secured additional private debt financing from various private-party non-affiliates in the original aggregate principal amount of $600,000 through the issuance of 8% Convertible Bridge Notes. After adding this $600,000 in convertible debt financing to the gross proceeds of the Private Placement, the aggregate gross proceeds to the Company were $4,158,500. As a result, the Company achieved a 10% Note Qualified Financing and, accordingly, the $4,000,000 automatic conversion event of the 10% Notes was triggered upon the August 25, 2005 closing of the Private Placement.

As of August 25, 2005, the total principal and accrued interest under the 10% Notes was $2,509,271. After taking into account the provision of the 10% Notes which provided that the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes, the holders of the 10% Notes were deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of the Company's current Private Placement, the holders were entitled to an aggregate of 6,023,931 shares of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the Private Placement) and 1,505,983 Series G Warrants to purchase the Company's common stock. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from the date of issuance, and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share.

In addition, the 10% Note lenders were issued 1,416,000 Series E Warrants. These Series E Warrants entitle the holder to subscribe for and purchase up to 1,416,000 shares of the Company's common stock at an exercise price per share of $0.60 per share. In the event that the warrants offered to investors in the 10% Note Qualified Financing, if any, are at an exercise price per share that is less than $0.60, then the Series E Warrant exercise price shall be reduced to the lowest exercise price of the warrants issued to investors in the 10% Note Qualified Financing. The Series E Warrants are also subject to standard and customary anti-dilution protection. The term of the Series E Warrants is five years from the respective noteholder's 10% Note issuance date. With respect to the valuation of the 1,416,000 Series E Warrants, it is considered reasonable by management to assume that the warrants will be settled in shares. Taking into account the applicable strike price, volatility and using the Black-Scholes model, an additional expense of financing of $120,000 has been recognized in the fourth quarter of 2004 and $49,309 has been recognized in the first quarter of 2005 as prescribed by the provisions of EITF 96-13.

8% Convertible Bridge Notes
---------------------------

Between February 2005 and April 2005, the Company secured private debt financing from various private-party non-affiliates in the original aggregate principal amount of Six Hundred Thousand Dollars ($600,000). The net proceeds to the Company were Five Hundred Twenty-Eight Thousand Dollars ($528,000) after the payment of a 12% placement fee to the placement agent. The debt was evidenced by thirteen Convertible Bridge Notes (the "8% Notes"), which bore interest at a rate of 8% per annum. The 8% Notes contained a conversion provision whereby the entire principal and accrued interest of the 8% Notes would automatically convert into shares of the Company's common stock if the Company raised at least Three Million Dollars ($3,000,000) in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price would reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $600,000 in 8% Notes was to be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggered the automatic conversion.

As of the July 15, 2005 closing of the Company's current Private Placement, the Company had raised total gross proceeds of $2,416,000 through such Private Placement. After adding the $600,000 in 8% Notes to these gross proceeds as required by the conversion provisions of the 8% Notes, the aggregate gross proceeds from the Private Placement and 8% Notes was $3,016,000. As a result, the Company achieved an 8% Note Qualified Financing and, accordingly, the $3,000,000 automatic conversion event of the 8% Notes was triggered upon the July 15, 2005 closing of the Private Placement.

As of July 15, 2005, the total principal and accrued interest under the 8% Notes was $616,097. Pursuant to the 20% discount in conversion price discussed above, the conversion price of the 8% Notes was $0.40 per share of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 8% Note Qualified Financing). Based on this

$0.40 per share conversion price, the holders of the 8% Notes were entitled to an aggregate of 1,540,243 shares of the Company's common stock. The conversion of the 8% Notes did not entitle the holder's thereof to any warrants to purchase common stock. The certificates representing the conversion shares of common stock will be issued to the holders of the 8% Notes at the earliest practicable date, at which time the 8% Notes shall be returned to the Company and cancelled.

Current Private Placement
-------------------------

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of the Company's common stock and warrants to purchase common stock, on a "best efforts" basis (the "Private Placement"). A combination of the common stock and warrants are sold as "units," with each unit consisting of four shares of common stock and one warrant to purchase common stock. The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum amount is $6,500,000 (with the placement agent having an option to increase the maximum offering size by up to twenty percent). Through the period ended September 30, 2005, the Company had received gross proceeds of $5,308,500 from various private-party accredited investors through the Private Placement. Pursuant to the terms of the private placement agreement, the investors shall receive 10,617,000 shares of the Company's common stock and 2,654,250 Series G Warrants to purchase common stock in conjunction with the Company's receipt of $5,308,500 in gross proceeds. The Series G Warrants have an exercise price of $2.50 per share of common stock and expire five years from the date of issuance. The Company has the right to call the Series G Warrants the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share.

The foregoing capital raises during fiscal year ended December 31, 2004 and the nine months ended September 30, 2005 have enabled the Company to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and connect with a large number of end users.

ITEM 3.  CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2005, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

All of the Company's sales of unregistered securities have previously been reported on the Company's Current Reports on Form 8-K. All such sales were made pursuant to the exemption from registration set forth in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). This exemption was claimed on the basis that the transactions did not involve any public offering and the purchasers provided written assurances that they were accredited investors (as defined in Rule 501(a) of the Securities Act). The securities were (or shall be) issued with the appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


During the quarter ended September 30, 2005, no matters were submitted to a vote of the holders of the Company's securities.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------

10.1 Form of Investors' Rights Agreement entered into between the Company and investors in the Company's current private placement of units pursuant to the Managing Dealer Agreement dated March 22, 2005 between the Company and Brookstreet Securities Corporation (incorporated herein by reference to Exhibit 10.3 to the Company's 10-QSB for quarter ended June 30, 2005, filed with the SEC on August 12, 2005)

10.2 Letter Agreement effective as of September 20, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the SEC on September 26, 2005)

10.3x       Form of Series I Warrant to purchase common stock

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


                                     RAPTOR NETWORKS TECHNOLOGY, INC.


         Date:  November 14, 2005    By:  /s/ THOMAS M. WITTENSCHLAEGER
                                          --------------------------------------
                                          Thomas M. Wittenschlaeger,
                                          Chief Executive Officer
                                          (principal executive officer)


         Date:  November 14, 2005    By:  /s/ BOB VAN LEYEN
                                          --------------------------------------
                                          Bob van Leyen,
                                          Chief Financial Officer and Secretary
                                          (principal financial and accounting
                                          officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB


   EXHIBIT
   NUMBER                         DESCRIPTION
   ------                         -----------

10.3     Form of Series I Warrant to purchase common stock
31.1 Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002