Form 10KSB
period 2005-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-04-03
CIK 1163300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2005
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER: 333-74846
                                  _____________

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

            COLORADO                                    84-1573852
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      1241 E. DYER ROAD, SUITE 150
             SANTA ANA, CA                                 92705
(Address of principal executive offices)                (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (949) 623-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
                                  _____________

           Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. [ ]

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.
Yes [ ] No [X]

           Issuer's revenues for its most recent fiscal year were $289,236.

           The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices (as reported by Pink Sheets, LLC) of $0.72 per share as of March 21, 2006 was $36,479,144. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

           State the number of shares outstanding of each of the issuer's classes of common equity outstanding as of the latest practicable date:
54,204,367 shares of Common Stock, $0.001 par value, as of March 21, 2006.

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

           Documents Incorporated by Reference:  None.

           Transitional Small Business Disclosure Format:        Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.      Business..........................................................2
Item 2.      Properties.......................................................17
Item 3.      Legal Proceedings................................................17
Item 4.      Submission of Matters to a Vote of Security Holders..............17

                                     PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.......18
Item 6.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................19
Item 7.      Financial Statements.............................................26
Item 8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................26
Item 8A.     Controls and Procedures..........................................26
Item 8B.     Other Information................................................26

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant...............27
Item 10.     Executive Compensation...........................................30
Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................37
Item 12.     Certain Relationships and Related Transactions...................38
Item 13.     Exhibits.........................................................39
Item 14.     Principal Accountant Fees and Services...........................41
Signatures....................................................................43
Index to Financial Statements                                                F-1
Index to Exhibits

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

           When used in this report on Form 10-KSB (this "Report"), the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" and other expressions that convey uncertainty of future events or outcomes are intended to identify "forward-looking statements." We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report. While forward-looking statements represent our management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, and failure to establish relationships with and capitalize upon access to new customers. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.      BUSINESS

OVERVIEW

           We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. We originally were engaged in the business of offering EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the U. S. Securities and Exchange Commission ("SEC" or "Commission"), but generated minimal revenues from these operations. On October 17, 2003, we completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation ("Raptor"), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary.

           Upon the completion of this acquisition transaction, we changed our name to Raptor Networks Technology, Inc., terminated our EDGAR filing services operations and, by and through our subsidiary Raptor, became engaged in the data network switching industry. Since that time, our focus has been to design, produce and sell standards-based, proprietary high-speed network switching technologies. Our "distributed network switching technology" allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications. The implementation of our products in a user's network provides increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

           We have designed a family of modular network switch products branded the "Ether-Raptor" line, which consist of core and edge switch products that operate together in a unique and highly efficient manner. In a sharp departure from traditional, centralized chassis-based switch architectures that were originally designed to handle latency (a time delay in the transfer of data) insensitive traffic such as email and block data transfers, we have developed the ability to "bind" physically separated network switches into a common "virtual chassis," creating the ability for a single network switch to exist in multiple locations at distances spanning over 1,000 kilometers and to transport data over that network at very high speeds. This functionality is essential to new high-bandwidth applications such as Voice over Internet Protocol ("VoIP"), streaming video, Internet Protocol Television ("IPTV") and high speed digital access, none of which existed when traditional chassis-based network switch designs were created. We believe that our Ether-Raptor architecture and associated products may redefine the manner in which data distribution occurs for service providers offering VOIP, streaming video, IPTV and other high-bandwidth applications. Due to the full, open-standards compatibility of our Ether-Raptor product line, our network switches have nearly universal applicability on legacy as well as newly installed Ethernet networks where speed, high bandwidth, redundancy and high reliability are essential.

           We believe the unique features of us and our products can best be summarized as follows:

      o we were first to market with "distributed common core fabric," a network switch technology that eliminates dependency on complex and costly chassis products;

      o    our simplified architectures improve redundancy and resiliency;

      o the reduced complexity, tighter hardware integration, and common components (including common software components) of our products provides users the opportunity for economies of scale and reduced costs;

      o the open standards of our products provide for compatibility with legacy products;

      o our products' low transport latency can support emerging converged video, voice and data applications without sacrificing
           Quality-of-Service; and

      o the Layer 2-7 Classification of our products provides full feature sets across a user's network.

           We remain an early stage technology company and, commencing with our inception, have operated, and are now operating, at a significant loss. While we have seen minimal quarter over quarter revenue growth, we have realized negligible revenues. Although our management is optimistic with regard to prospective business, there can be no assurance that we will not encounter unforeseen and unanticipated obstacles to near-term revenue or ultimately achieving profitability.

           Our principal headquarters are located at 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705 and our phone number is 949-623-9300. Our Internet address is WWW.RAPTOR-NETWORKS.COM. Our Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter may be found on our website at the Internet address set forth above. Our filings with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. The SEC's web site address is WWW.SEC.GOV.

INDUSTRY BACKGROUND

           Distributed computing and accelerating use of the Internet for information access as well as communication have driven an exponential expansion in the use of internetworking for more than thirty years. Most of today's networks were engineered based upon standards and technology optimized for handling a single data type - character data, which was previously the prevalent form of data. However, today's sophisticated applications often require multiple data types with speed and bandwidth requirements so high that prevailing network technology is simply not up to the task. Often times the system upgrades required to support these new applications is not cost justifiable, thereby slowing the rate of adoption and utilization of advanced network applications.

           New applications such as video on demand, remote synchronous data storage mirroring, global server clustering, business continuity, disaster recovery and distance collaboration are just a few of the high-bandwidth network applications that can have great value to an enterprise embracing them. However, the cost to replace or upgrade existing networks with the requisite efficient, high-bandwidth infrastructure to support these new applications is, in many cases, financially prohibitive. For example, a typical chassis-based upgrade, the type of which is offered by some of our competitors, involves replacing the power supplies, management units, backplane, fan trays and interconnect blades in the unit being upgraded. It is not unusual for the upgrade to cost as much or more than the original machine.

OUR STRATEGY

           Our answer to this significant barrier to the adoption of high-bandwidth (full 10 Gigabit) networking is the introduction of next-generation networking products that are fundamentally less complex, more architecturally flexible, compatible with legacy products, and faster than traditional chassis-based alternatives. We believe that being in a position to offer customers a low cost-of-entry network alternative will ultimately allow us to achieve success in the network switch market.

           The core philosophy underlying our technological approach is to strive to do at Layer 2 (the Data Link Layer) in hardware what traditional network switch architectures require Layer 3 protocols (the Network Layer) in software to achieve. Our "distributed switch fabric" approach provides a means to achieve seamless and coherent peer-to-peer communication between physically separated switches at Layer 2. The result is, effectively, a single network switch consisting of a cluster of standalone, high-performance blades physically separated from one another by up to 80 kilometers per hop. This flexibility permits the use of unique network topologies that allow for highly-robust, super-redundant networks to be designed and implemented that provide data transport at wire-speed (the maximum speed at which the equipment is built to operate) with the versatility to run the new latency-sensitive data applications (such as VoIP or streaming video) at a cost-effective price without sacrificing quality.

           The ultimate goal in networking is to maximize effective transport bandwidth without sacrificing quality. In our architecture, Quality-of-Service is maintained by providing for intelligent management of the different data types traveling from the same source to the same destination. Latency variations caused by heavy traffic can be devastating to certain data types and applications. In traditional centralized architectures, latency problems are resolved with the costly deployment of dedicated parallel networks, increasing system complexity and hampering system scalability. Our technology optimizes the handling of all data packets on a single, common network by monitoring and differentiating between data types and adjusting transport parameters accordingly, thus assuring low latency on common transport paths.

           Our proprietary Raptor Adaptive Switch Technology ("RAST") provides an innovative new way to connect local and wide area networks, allowing users new options in the way they design their distribution networks. Simply stated, RAST allows discrete network elements, separated in distance by as much as 1,000 kilometers, to "bind" into a common "virtual switch," providing for ultra-fast Layer 2 transport across those distances. Compatible with existing open standards legacy products, RAST allows customers to add significant capability to converge voice, video, and all data types on to their existing network without the need for expensive, end-to-end upgrades. RAST also allows highly resilient networks to be created at lower costs, both in terms of initial capital expenditure and ongoing operating costs, than traditional legacy chassis-based systems. Because RAST allows virtually any network size and topology to be engineered from our common "building block" switches, the cost of adoption, as well as the cost of support, is minimized.

           One of the most difficult data types for networks to handle is VoIP. By optimizing the handling of all data packet types on a given network, treating them as though they were all video data, our architecture enables the construction of true wire-speed networks and achieves multiple objectives for the user community. First, it allows for voice, video, storage, and other sophisticated applications that can improve operations and establish new revenue streams. Second, it augments, rather than replaces, the existing internetworking infrastructure already in place, leveraging the user's existing capital investment and minimizing the incremental capital outlay required to support these new applications.

           Beginning in late 2004 and continuing throughout 2005, we placed evaluation units with high-potential launch customers and continue to work on converting these evaluations into sales. In 2005, we had sales to clients in the scientific research community and to budget-constrained customers upgrading their legacy networks. Opportunities with potential end-user and systems integration customers continue to progress and we are in ongoing discussions with target clients for whom we might serve as an original equipment manufacturer (OEM). However, due to longer selling cycles than anticipated, our efforts have not yet resulted in significant sales. Taking into account the price and performance value of our technologies, we believe that OEM business, private labeling, and licensing may in the future be a potential source of revenues, in addition to our current efforts to secure direct product sales to end-users and integration customers.

           Based on positive feedback from some of our customers and target clients, we believe that our product line and architectural approach is gaining acceptance from these users. Several customers that have placed our equipment into operational service have indicated that our unique products provide stable, high-performance connectivity at an affordable value.

           We remain an early stage technology company and, commencing with our inception, have operated, and are now operating, at a significant loss. While we have seen minimal revenue growth, we have realized negligible revenues. Although our management is optimistic with regard to prospective business, there can be no assurance that we will not encounter unforeseen and unanticipated obstacles to near term revenue or ultimately achieving profitability.

OUR PRODUCTS

           Our products include two core switches: the Ether-Raptor-1010 ("ER-1010"), which is a combination 1Gb/GbE and 10 Gb/GbE switch, and the Ether-Raptor-1808 ("ER-1808"), which is a pure 10GbE switch. We also offer a pure edge switch, the Ovi-Raptor-1048 ("OR-1048"), which was added to allow us to offer an end-to-end solution in new systems integration projects. All of our products are based upon a common family of merchant silicon and embedded software.

           ER-1010 & ER-1808
           -----------------

           Our ER-1010 1Gb/GbE and 10Gb/GbE network switch and ER-1808 10Gb/GbE network switch significantly reduce the cost of adoption of ten gigabit networking by allowing for the construction of an entire network from a series of our common, high performance "building blocks." The ER-1010 consists of 24 ports of 1Gb/GbE and six ports of 10Gb/GbE. The ER-1808 consists of eight ports of 10Gb/GbE. Both the ER-1010 and the ER-1808 are built in a 1U high, self-powered, self-managed enclosure. Unlike the large and complex chassis-based switches from which they evolved, our network switches are physically placed near the devices or clients they serve. When these switches are then subsequently connected together, either over copper or fiber links, they collectively "bind" into a single "virtual" network switch. This patent-pending "distributed virtual switch" architecture scales linearly, reduces inter-network disconnects and moves data at very high speeds. Because the topology consists of a collection of self-managed, interconnected building blocks of identical composition, the architecture of the ER-1010 and the ER-1808 improves redundancy, keeps latency very low across broad distances, allows for simpler management, and is priced significantly lower than chassis-based alternatives.

           OR-1048
           -------

           The OR-1048 is a 48-port 1GbE edge switch with two 10GbE or four 1GbE uplinks. The OR-1048's standard features include comprehensive management functions and Web management.

MARKET TRENDS AND OUR RESPONSE

           We believe that the Ethernet switching and routing market appears to be poised for growth. According to the 2005 Ethernet Switch Five Year Forecast Report, published by the research firm the Dell'Oro Group, the Ethernet switch market is expected to grow steadily over the next five years. In addition, the Dell'Oro Group has projected that 10-Gigabit Ethernet switch port shipments will double in each of 2005, 2006, and 2007. Although 10-Gigabit Ethernet port shipments are expected to double in each of these years, revenues may grow at a slower rate due to pricing pressures from increased competition, particularly from offshore competitors, and rapid technological change.

           We see two business drivers that are pacing the growth and viability of any network switching company in today's marketplace: (1) the presence of a leader in the industry who commands in excess of 75% market share, and (2) the market entry of low cost replicas of the market leader's products, largely from Far East competitors. We believe that the key to success for any network switching company is to successfully compete with the market leader in the developed world, while addressing the availability of low cost replica products in the developing world.

           We believe our solution is unique with respect to both of these challenges. Our patent-pending distributed network architecture is significantly less expensive and more efficient than the products offered by our competitors, which allows us to compete with the industry leader on performance, while simultaneously competing with the low cost replica products on price. Given the advantages of our products, we believe that the most significant impediment to our success is developing brand awareness and acceptance of the quality and technological features of our products. For this reason, we have pursued and continue to pursue OEM partnerships with companies having well established channels to market and competitively undifferentiated networking products.

           The key architectural driver we see in the current marketplace is the conflict between the desire for new features, such as network security, and the need for increased speed to handle latency-sensitive applications such as VoIP, streaming video and other high-bandwidth applications. However, increased speed demands that network transport occur at Layer 2, yet the function of inline network security and similar functions occur at Layer 3 or 4, and the two cannot both be met by current technologies. Customers must choose between the speed of Layer 2 transport networks or the functionality, such as security, offered by slower Layer 3 and Layer 4 transport. We believe that the market's requirement for speed outweighs the benefits of additional functionality and we have designed our products to operate at wire-speed, rather than adding functionalities that would impede the speed and efficiency by which our products transport data.

           The importance of network transport speed is illustrated by the emerging applications of VoIP, streaming video, IPTV and high speed digital access, referred to as "triple play" service offering due to their high sensitivity to time delays in the network over which they operate. Users have discovered that VoIP on traditional networks, which were originally designed to handle uncomplicated traffic such as email and simple data transfers, suffers from poor voice quality and, under heavy network load, can cease to function entirely. These problems can be even more pronounced when running IPTV on traditional networks. The fundamental cause of these problems is that the latencies inherent in traditional centralized networks are incongruent with the speed requirements of these "triple play" applications. It was a desire to create a practical, cost-effective solution to these problems that drove the creation of our distributed network architecture, which provides for seamless, Layer 2 transport at wire-speed over significant distances.

           Internet Protocol version 6 ("IPv6") is another emerging standard feeding the tension between a need for high transport speed and the desire for new functionality. Interest in and adoption of IPv6 is gaining momentum in international markets, and the U.S. Federal Government has made IPv6 a requirement for its upcoming procurements in the next several years. However, we believe the widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. Given that our primary focus is to offer products with ultra-high speed transport, while we are currently capable of implementing full IPv6 software in our products, we have elected not to do so at this time because it would result in slower network transport performance. Instead, our products are configured as protocol agnostic transport pipes operating at wire speed that seamlessly pass IPv6 traffic. At such time as IPv6 functionality is fully implemented in hardware rather than in software, we intend to design, develop and offer fully compliant IPv6 switch products that operate at wire-speed.

           Security is another Layer 3 or Layer 4 function generating great interest in today's marketplace. We have recognized that network security is a major concern for many customers and have incorporated several major security features into our systems. These include IEEE 802.1X support with Radius authentication, Layer 2 ACLs and MAC filters, and Layer 3 and 4 ACLs. More unique, however, is the fact that our distributed fabric technology, RAST, is inherently more secure from monitoring because it is a unique and unrecognizable protocol to those attempting to breach the network fabric from outside the network. We consider our products among the most secure on the market today, but plan to continuously evaluate the possible addition of new security functions so long as such additions do not compromise the wire-speed performance of our products.

RESEARCH AND DEVELOPMENT

           We commenced our transition into the data network switching industry in October 2003. From October 2003 until early 2005, we worked to develop our first flagship product, the ER-1010, and made progress toward the development of our second product, the ER-1808. By the end of the third quarter of 2004, our design team had finalized the design work on a fiber based RAST card. This card enables all of our network switching systems employed in a network connected through fiber to work as one system, even if such systems are located up to 80 kilometers apart. In September and October 2004, we developed a 10-Gige-fiber card, which enables our systems to communicate with other brands of network switches. During 2005, our research and development resources were mainly focused on adding features to the ER-1010, such as Data Management Software (software enabling analysis of data flows handled by the ER-1010) and other enriching functions. Throughout 2005, substantial testing of the ER-1010 was carried out internally for the purpose of ensuring that product features worked as expected and extensive external testing was conducted to validate the quality of our products. Toward the end of 2005, the development of the ER-1808 was to a large extent finalized and we began the testing of a new edge switch, the OR-1048. In the fourth quarter of 2005 certain parts of the ER-1010 were upgraded, including the design of a dual power supply to replace the existing single power supply, the replacement of certain cables to reduce manufacturing costs, and an upgrade to a more powerful processor. We also made significant progress in 2005 debugging software included in the ER-1010, resulting in substantial improvement of the ER-1010's performance in terms of reduced failover time, increased stacking possibilities, and smooth running of jumbo frames.

           None of our research and development to date has been customer specific, therefore we have not billed any of our customers for non-recurring engineering or other research and development expenses. In the future, we expect that there may be periodic opportunities to engage in customer specific projects for which we can bill a portion of our research and development expenses to such customers.

           It is expected that in 2006 our engineering team will finalize our ER-1010 upgrading activities, and begin the design of additional products and product features.


SALES AND MARKETING

           We market and sell our products to customers through a combination of direct sales to end users and sales through resellers. Our sales offices are located at our principal headquarters in Santa Ana, California and we have sales employees in California, Georgia and Virginia. In addition, we have finder's fee agreements in place with a number of independent third parties to facilitate the sale of our products.

           We anticipate that original equipment manufacturers (OEMs) may eventually constitute another important sales channel. Potential OEMs may include our product in their offerings to end users and system integrators. While we are currently pursuing multiple OEM relationships, at this time, none have been secured and there can be no guarantee that we will succeed in securing such relationships.

COMPETITION

           We believe the key competitive factors in today's network switching market are, in order of priority: price, speed, capacity and compatibility with legacy products. We intend to become competitive by offering products that offer unique wire-speed performance at a price that cannot be meet by today's legacy alternative networks. We seek to gain and expand a market presence through aggressive marketing and sales efforts. However, our market continues to evolve and we may not be able to compete successfully against current and future competitors.

           We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products. We also compete with Extreme Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Alcatel, among others. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts.

           In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base, could temporarily drop prices to stave off a potential successful market launch by our Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

           Competitive pressures and other factors, such as new product or new technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. In addition, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

MANUFACTURING AND SUPPLIERS

           Our success will depend on partnerships in both technology and related support. Our primary technology provider is Broadcom Corporation. Broadcom's 10 Gigabit Ethernet, Gigabit Ethernet and fast Ethernet transceivers provide the Ethernet and 10Gigabit switching fabric in our distributed architecture. Another major supplier is Tyco Corporation, which supplies PCB fabrication, optical components and PCB design and analyses support. Our operating system is based on WindRiver's VxWorks, which is widely used throughout the information technology industry.

           All of our manufacturing activities have been outsourced to Express Manufacturing Inc. ("EMI"), a subcontractor located in the same vicinity as our principal headquarters. EMI is owned and controlled by the in-laws of our director Albert Wong. We entered into a manufacturing agreement with EMI in November 2003, six months prior to Mr. Wong joining our Board of Directors. The agreement has never been modified or amended. We do not have any minimum purchase requirements under the agreement and the agreement does not create an exclusive relationship between us and EMI. The term of the agreement is one year, which automatically renews on an annual basis unless earlier terminated pursuant to terms of the agreement. The agreement may be terminated for convenience by either party upon providing the other party 180 days' prior written notice or by the non-defaulting party in an event of default. Prices are quoted to us by EMI on an order-by-order basis. We are required to provide EMI firm purchase orders at least 90 days prior to the scheduled delivery date. The prices quoted to us by EMI may be adjusted up or down subsequent to us submitting a firm purchase order based on a number of factors, including without limitation rescheduling, cancellations, engineering changes, specification changes and the cost of required supplies and materials. The costs charged to us by EMI may also increase if we provide EMI less than the required 90-day lead time. Payment terms are net 30 days after our receipt of an order.

           EMI's manufacturing activities for us consist of the insertion of chips on our printed circuit boards, testing of our equipment and final assembly of our products. We store our high-cost inventory at our principal headquarters and supply it to EMI as needed to meet our orders. Our low-cost inventory (such as component parts) are stored at EMI's warehouse at no additional cost to us so long as we continue to utilize EMI as our manufacturer. We currently conduct final systems testing at our principal headquarters, but we anticipate that this responsibility will be transferred to EMI sometime during 2006.

           All price quotes received by us from EMI must be reviewed and approved by both our operations department and financing department prior to us placing any firm purchase order with EMI. Our management and operations team believe, based on their industry experience, that the prices quoted and charged to us by EMI are competitive within the industry given our low order quantities. We also engage in comparative manufacturing pricing analysis from time to time to ensure EMI's price quotes are in line with current market rates. We have no reason to believe that Mr. Wong's relationship with EMI has resulted in us being charged materially less or materially more than EMI would charge unaffiliated third parties for comparable services.

           We utilize "best in class" providers of merchant silicon, embedded software, production circuit boards, and loss-free interconnects to craft our switch products. No extraordinary investments in custom ASICs, software or infrastructure was required to engineer our family of products. In furtherance of our dedication to cost consciousness, in August 2004 we relocated our operations to a Federal Empowerment Zone and local enterprise zone, directly between EMI, our contract manufacturer, and Broadcom, our merchant silicon provider, in order minimize facility costs and speed the design-to-production transition of new silicon switching innovations.

EMPLOYEES

           As of March 21, 2006, we had 21 employees. None of our employees are a party to any collective bargaining agreements with us. We consider our relations with our employees to be good.

PATENTS, TRADEMARKS, AND LICENSING AGREEMENTS

           We have filed a broad aspect patent for Ethernet Distributed Switch Fabrics, which is currently in the application process. This patent describes in detail the processes required to create an Ethernet distributed switch fabric and is intended to protect the broad concept of the switch fabric. The Ethernet Distributed Switch Fabrics patent application has been filed for United States and worldwide (PCT) protection.

           While we believe that our use of the technology encompassed in the Ethernet Distributed Switch Fabrics patent application is neither infringed upon by any third party, nor infringes on any prior art of any third party, we are unable to assess the validity, scope, or defensibility of our patent application, and any challenge to or claim of infringement relating to the patent application could materially and adversely affect our business and results of operations.

           We have not entered into any licensing or franchising agreements for revenue generating purposes.

ORGANIZATION

           We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. We originally were engaged in the business of offering EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the SEC, but generated minimal revenues from these operations. On October 17, 2003, we completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation ("Raptor"), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary (the "Raptor Acquisition").

           Immediately prior to the Raptor Acquisition, we had 4,034,000 shares of common stock issued and outstanding. Of those shares, 3,000,000 were "restricted securities," as defined in Rule 144 ("Rule 144") under the Securities Act of 1933, as amended ("Securities Act"), held by our founder, Tina Bogani, who was our sole officer and director immediately prior to the Raptor Acquisition. The remaining 1,034,000 shares were sold and issued by us pursuant to our Registration Statement of Form SB-2 filed with the Commission on May 22, 2002 (Registration No. 333-74846) and were held by approximately 25 holders as of the Raptor Acquisition.

           Raptor was organized under the laws of the State of California on July 24, 2003. At the time of the Raptor Acquisition, Raptor was a start-up, development stage company working on the design and development of data network switching technologies based on the pre-incorporation design efforts of its founders. Immediately prior to the Raptor Acquisition, Raptor had 19,161,256 shares of its common stock issued and outstanding, all of which were "restricted securities" as defined under Rule 144. Of those shares, 10,000,000 were held by Raptor's three founders in the following amounts: Lyle Pearson, 4,000,000 shares; Eddie Hoffman, 3,000,000 shares; and Ananda Perera, 3,000,000. The remaining 9,161,256 shares were issued to private investors and service providers in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act, among others, as transactions not involving a public offering, and were held by approximately 32 holders as of the Raptor Acquisition.

           The Raptor Acquisition was structured as a share-for-share exchange whereby we issued to Raptor's shareholders, on a one-for-one basis, an aggregate of 19,161,256 shares of our authorized but previously unissued common stock in exchange for the 19,161,256 shares of Raptor common stock collectively held by them. As a material term of the Raptor Acquisition, we redeemed the 3,000,000 shares of our common stock held by Tina Bogani in consideration for us transferring to Ms. Bogani all of the assets held by us immediately prior to the Raptor Acquisition. As a result of these transactions, Raptor became our wholly-owned subsidiary, with the former shareholders of Raptor owning 19,161,256, or 94.9%, of our issued and outstanding common stock.

           Concurrently with the Raptor Acquisition, Tina Bogani appointed Raptor's directors, Lyle Pearson and Edwin Hoffman, as our directors and, immediately thereafter, Ms. Bogani resigned as our officer and director. Concurrently with Ms. Bogani's resignation, Lyle Pearson and Edwin Hoffman, in their capacity as directors, appointed the officers of Raptor as our officers as follows: Lyle Pearson, President and Chief Executive Officer; Edwin Hoffman, Vice President and Chief Technical Officer; Ananda Perera, Vice President of Engineering; and Bob van Leyen, Chief Financial Officer.

           As of the date of the Raptor Acquisition, both we and Raptor were start-up, development stage companies and had each realized negligible revenues. We are unable to locate any documentation or other information regarding how the value of our common stock or Raptor's common stock was calculated in determining that the stock be exchanged on a one-for-one basis in the Raptor Acquisition. In addition, there was no public market for either our or Raptor's stock at the time of the Raptor Acquisition on which to base such an evaluation. We have no reason to believe the Raptor Acquisition was not an arms-length transaction or that the terms of the Raptor Acquisition were not reasonable at the time the transactions were entered into. However, we can provide no assurance that our common stock or Raptor's common stock was not over-valued or under-valued in the Raptor Acquisition.

           Based on our review of the Raptor Acquisition documentation, our discussions with Edwin Hoffman, Ananda Perera and Bob van Leyen (each of which was an officer of Raptor as of the date of the Raptor Acquisition), and our communications with various other parties related to the Raptor Acquisition, we believe that the Raptor Acquisition was planned and structured for the most part by our former CEO and President, Lyle Pearson, while he was CEO and President of Raptor prior to the Raptor Acquisition.

           Mr. Pearson resigned as our officer and director on March 12, 2004, however, we were able to contact Mr. Pearson to confirm certain details surrounding the Raptor Acquisition as follows: Mr. Pearson informed us that his actions in conjunction with the Raptor Acquisition were based on advice he received from one of the early investors in Raptor, Mr. Mirco Teta. Mr. Teta, who we are informed later deceased in 2005, informed Mr. Pearson approximately in July 2003 that he would be able to secure investors and funding for Raptor contingent upon the consummation of Raptor's reverse merger with a publicly traded company. Mr. Teta then introduced Mr. Pearson to Mr. Keith Webb who, in turn, set up meetings with, and introduced Mr. Pearson to, Sierra West Capital ("Sierra") and an attorney, Mr. Randall Lanham, to assist Raptor in finding a suitable publicly traded "shell" company with which Raptor could enter into a reverse merger transaction.

           It is our understanding that Sierra enabled Mr. Pearson to make contact with our pre-Raptor Acquisition management, who together with Mr. Pearson and Mr. Lanham negotiated the terms of the Raptor Acquisition. It is our belief that Marc Bogani, brother to Tina Bogani, also had some involvement in bringing us and Raptor together and facilitating the Raptor Acquisition. As consideration for the services rendered by them in connection with the Raptor Acquisition, we granted Keith Webb a total of 250,000 shares of our common stock and we granted Jeff Chatfield (a representative of Sierra) and Mark Bogani each warrants to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share. Messrs. Chatfield and Bogani each exercised their respective warrants in December 2003. To our knowledge, other than (i) the shares granted to Mr. Webb, (ii) the warrants granted to Messrs. Chatfield and Bogani, (iii) the payment of attorneys' fees, and (iv) the issuance of 19,161,256 shares of our common stock in exchange for an equal number of shares of Raptor, no other consideration was paid by us in conjunction with the Raptor Acquisition.

           The issuances of shares and warrants in connection with the Raptor Acquisition were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

           Upon the completion of the Raptor Acquisition, we changed our name to Raptor Networks Technology, Inc., terminated our EDGAR filing services operations and, by and through our subsidiary Raptor, became engaged in the data network switching industry. The Raptor Acquisition has been treated as a reverse merger, with Raptor being considered the acquiring entity for accounting purposes.

                                  RISK FACTORS

OUR INDEPENDENT AUDITORS HAVE ISSUED A REPORT QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

           Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

OUR SUBSTANTIAL ACCUMULATED DEFICIT, LIMITED WORKING CAPITAL AND EXPECTATION OF FUTURE LOSSES REQUIRES THAT WE OBTAIN ADDITIONAL FINANCING TO CONTINUE OPERATIONS THROUGH 2006, WHICH WE MAY NOT BE ABLE TO SECURE ON ACCEPTABLE TERMS, IF AT ALL.

           We are a start-up stage company and have had no significant revenues from operations to date. As of December 31, 2005, we had an accumulated deficit of $41,610,497. We have operated at a loss since our inception and expect to continue to experience losses from our operations for the foreseeable future. Our net losses for fiscal 2005 and 2004 were $13,390,940 and $20,574,984, respectively. We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future. Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.

           Historically, we have relied upon cash from financing activities to fund nearly all of the cash requirements of our operating activities. We anticipate that additional capital must be raised to fund operations through fiscal year 2006 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Should we be unable to raise additional capital, investors in our Company could lose their entire investment. Moreover, in the event we are able to raise additional funds through the sale of shares of our common stock or other interests in us, our investors may experience significant dilution of their equity invested in us.

WE HAVE NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

           We are a start-up stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in the network switch industry. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the development and marketing of our products. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, investors in our common stock or other securities could lose their entire investment.

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY ADVERSELY IMPACT OUR OPERATIONS.

           We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.

THERE IS A RISK THAT THERE MAY BE PROCEDURAL ISSUES RELATED TO OUR ACQUISITION OF RAPTOR NETWORKS TECHNOLOGY, INC., A CALIFORNIA CORPORATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. On October 17, 2003, we completed a transaction with Raptor Networks Technology, Inc., a California corporation ("Raptor"), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary. With the completion of the acquisition transaction we changed our name to Raptor Networks Technology, Inc., terminated our previous operations (consisting of the "EDGARization" of SEC securities filings) and, by and through our subsidiary Raptor, became engaged in the data network switching industry. After the transaction, our Board of Directors engaged new management to, among other things, review our operating and legal status.

           As a result of management's review of our historical corporate records, it appears that certain material documents and approvals regarding the transaction were not properly retained. Furthermore, it appears that, from a review of the records available to us, certain procedural irregularities may exist regarding the structure and approval of the acquisition transaction under applicable law. After a review of available documents and records relating to the acquisition transaction, Colorado counsel engaged by us has determined that the shares issued in the transaction were lawfully issued. However, there is a risk, given the lack of complete records regarding the transaction, that the acquisition was not properly structured or approved. The inability to resolve such deficiencies, should such deficiencies exist, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, there is a risk that we may be subject to currently unknown liabilities resulting from our operations, or the operations of Raptor, prior to the acquisition transaction. Should a claimed liability arise, we could expend significant time and resources defending or satisfying such claim, including, without limitation, the amount of any judgment or settlement required to satisfy any such claim and the payment of attorneys' fees and other costs incurred in defending any such claim.

OUR INABILITY TO SUCCESSFULLY ACHIEVE SUSTAINABLE MARKET PENETRATION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

           No assurance can be given that we will be able to successfully achieve sustainable market penetration with any of our products. Our success in marketing our products will be substantially dependent on educating our targeted markets as to the unique topologies, as well as what we believe are the performance and cost benefits, of our distributed Ethernet switch architecture. There can be no assurance that our efforts or the efforts of others will be successful in fostering acceptance of our technology among the targeted markets.

MANY COMPANIES WITH GREATER RESOURCES AND OPERATING EXPERIENCE OFFER TECHNOLOGY SIMILAR TO OUR PRODUCTS. THESE COMPANIES COULD SUCCESSFULLY COMPETE WITH US AND NEGATIVELY AFFECT OUR OPPORTUNITY TO ACHIEVE PROFITABILITY.

           We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products. We also compete with Extreme Networks, Juniper Networks, F5 Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Actel, among others. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts. In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base, could temporarily drop prices to stave off a potential successful market launch by our Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

OUR MARKETING EFFORTS HAVE YIELDED NEGLIGIBLE REVENUES AND THERE CAN BE NO ASSURANCE THAT OUR FUTURE MARKETING EFFORTS WILL LEAD TO SALES OF OUR PRODUCTS.

           Our marketing efforts have yielded negligible revenues and we believe we will have to significantly expand our sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of our products and support services. There can be no assurance that we will be able to expand our sales and marketing efforts to the extent we believe necessary or that any such efforts, if undertaken, will be successful in achieving substantial sales of our products or support services.

THE INDUSTRY OF NETWORK SWITCH PRODUCTS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE. OUR PRODUCTS COULD BECOME OBSOLETE AT ANY TIME AND OUR LIMITED CAPITAL PROHIBITS US FROM DEVOTING A SIGNIFICANT AMOUNT OF RESOURCES TO RESEARCH AND DEVELOPMENT.

           Evolving technology, updated industry standards, and frequent new product and service introductions characterize the network switching market. Our current products could become obsolete at any time. Competitors could develop products similar to or better than ours, finish development before us, or market their products more successfully than ours, any of which could hinder our potential success. In order to be competitive, we must continue to develop and bring to market new products that offer substantially greater performance and support a greater number of users, all at lower price points than our competitors. Our future success depends in significant part on our ability to evolve the performance and software of our existing products and develop and introduce new products and technologies in response to the evolving demands of the market and competitive product offerings. However, unless we are able to raise additional capital or significantly increase revenues, we will not be able to devote a significant amount of resources to research and development, which could increase the likelihood that our current products become obsolete and prevent us from developing new products to keep up with the industry's rapid technological advancements.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

           Our success is dependent on our ability to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. We currently have patent-pending protection for our proprietary technology and plan to rely on non-disclosure agreements to further protect this technology. There can be no assurance that these patents will be granted or that nondisclosure agreements will provide us meaningful protection.

           In addition, the network industry is subject to frequent claims and related litigation regarding patent and other intellectual property rights. In particular, some companies in the network industry claim extensive patent portfolios. As a result of the existence of a large number of existing patents and the rate of issuance of new patents in the network industry, it is extremely difficult to determine in advance whether a product or any of its components may infringe upon the intellectual property rights claimed by others. Third parties may in the future assert patent, copyright, trademark and other intellectual property rights claims against us with respect to existing or future products or technology. Regardless of the merits of our position, we may incur substantial legal fees and related costs defending against third party claims, in addition to monetary damages that may be assessed against us. If there is a successful claim of infringement and we fail or are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations may be seriously harmed.

WE RELY HEAVILY ON OUR MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF THEIR SERVICES (OR OUR INABILITY TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED EMPLOYEES) COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

           Our future success depends to a significant degree on the continued service of our key personnel and on our ability to attract, motivate and retain highly qualified employees. In particular, we are dependent upon the services of our senior management, including, without limitation: Chief Executive Officer and President, Thomas Wittenschlaeger; and Chief Financial Officer and Secretary, Bob van Leyen. The loss of the services of our senior management or other key employees would have a material adverse effect on our business, financial condition and results of operations.

           In addition, there are a number of other key management, sales and support positions (including many for which individuals have not yet been hired) the loss of which (or the inability to recruit and retain) would have a material adverse effect on our business. If we experience the growth we hope to achieve, our ability to operate successfully during periods of growth (if any) will depend on our ability to attract and retain managers and develop adequate systems and procedures to manage such growth. There can be no assurance that we will be able to attract and retain additional key management personnel with the skills and expertise necessary to manage our business should any such period of growth occur.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS, SOFTWARE AND SERVICES FROM OUTSIDE SUPPLIERS AND VENDORS.

           Our products are architected and manufactured through the use of third-party electronic components, device level software and services. We are highly dependent on the services and products of these other companies. A discontinuance, disruption or other similar occurrence to the components, software or services supplied by our vendors and suppliers could materially diminish our ability to operate efficiently.

           We acquire components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. We depend on anticipated products orders to determine our material requirements. If orders for our products do not match forecasts, or if we do not manage inventory effectively, we may have either excess or insufficient inventory of materials and components, which could negatively effect our operating results and financial condition.

OUR RELIANCE ON THIRD-PARTY MANUFACTURING VENDORS TO MANUFACTURE OUR PRODUCTS MAY CAUSE A DELAY IN OUR ABILITY TO FILL ORDERS.

           We subcontract a significant amount of our manufacturing to Express Manufacturing, Inc. (which is controlled by the in-laws of Albert Wong, one of our directors) and may in the future subcontract with other third-party manufacturers. In addition, some Company-branded products are manufactured by third party OEMs. We may experience delays in product manufacturing and shipments from our manufacturers, which in turn could delay product shipments to our customers. In addition, we may experience problems such as inferior manufacturing quality or failure to manufacture products according to specifications, any of which could have a material adverse effect on our business and operating results. In the event we introduce new products or product enhancements, we may be required to rapidly achieve volume production by coordinating our efforts with suppliers and manufacturers. The inability of our manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain components and raw materials could cause a delay in our ability to fulfill orders.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS, AND OUR GROSS MARGINS RESULTING FROM THE SALE OF SUCH PRODUCTS, MAY DECLINE AS A RESULT OF COMPETITIVE PRESSURES, INDUSTRY TRENDS AND OTHER FACTORS.

           The network industry has experienced an erosion of the average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological advancements. Our competitors have and will likely continue to lower sales prices from time to time in order to gain market share or create more demand. We may have to reduce the sales prices of our products in response to such intense pricing competition, which could cause our gross margins to decline and may adversely affect our business, operating results or financial condition. Our gross margins could also be adversely effected if we are unable to reduce manufacturing costs and effectively manage our inventory levels or by fluctuations in manufacturing volumes, component costs, the mix of products sold and the mix of distribution channels through which our products are sold.

IF OUR PRODUCTS CONTAIN SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SUDDEN AND SIGNIFICANT EXPENSES AND LOST SALES AND BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

           Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released. Despite our testing procedures, these defects and errors may be discovered after they have been shipped to customers. Any defects or errors in our products or failures of our customers' networks, regardless of whether the failure is caused by our products, could result in:

o    negative customer reactions;
o    product liability claims;
o    negative publicity regarding us and our products;

o    delays in or loss of market acceptance of our products;
o    product returns; and
o    unexpected expenses to remedy defects or errors.

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT ON GENERAL ECONOMIC CONDITIONS AND BUSINESS TRENDS, PARTICULARLY IN THE INFORMATION TECHNOLOGY INDUSTRY, A DOWNTURN OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

           The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions such as employment rates and labor supply, general business conditions, cost of goods and materials, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers as well as our vendors, suppliers and partners and their continued willingness to work with us in the future. Our business is particularly sensitive to information technology ("IT") spending patterns and preferences. There can be no assurance that IT spending will not be adversely affected by general business trends and economic conditions, thereby impacting our growth, net sales and profitability.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR SUCCESS.

           In order for us to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the changing demands that a potential expansion in operations might impose. If we were to experience rapid growth, we might be required to hire and train a large number of sales and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that we seek to maintain. Our future will depend, in part, on our ability to integrate new individuals and capabilities into our operations, should such operations expand in the future, and there can be no assurance that we will be able to achieve such integration. We will also need to continually evaluate the adequacy of our management information systems, including our web site. Failure to upgrade our information systems or unexpected difficulties encountered with these systems during an expansion in our operations (should such an expansion occur) could adversely affect our business, financial condition and results of operations.

CHANGES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPALS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS, REVENUE AND RESULTS OF OPERATIONS.

           We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

CHANGES IN ACCOUNTING POLICIES REGARDING THE TREATMENT OF EMPLOYEE STOCK OPTIONS WILL ADVERSELY AFFECT OUR EARNINGS.

           Stock options have from time to time been a component of the compensation packages for many of our employees. We currently do not deduct the expense of employee stock option grants from our income. However, beginning January 1, 2006, we are (pursuant to SEC rules) required to change our accounting policy to record the value of stock options issued to employees as an expense and a charge against earnings. This required change in our accounting policy will adversely affect our earnings.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

           The market prices of securities of technology-based companies (such us our Company) currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2004, the high and low closing sale prices of a share of our common stock were $4.65 and $0.36, respectively. During 2005, the high and low closing sale prices of a share of our common stock were $0.90 and $0.39, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
o economic conditions specific to the network switching or related information technology industries;
o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
o delays in our introduction of new products or technological innovations or problems in the functioning of our current or new products or innovations;
o     third parties' infringement of our intellectual property rights;
o changes in our pricing policies or the pricing policies of our competitors;
o     regulatory developments;
o     fluctuations in our quarterly or annual operating results;
o     additions or departures of key personnel; and
o     future sales of our common stock or other securities.

           The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

SHARES OF OUR COMMON STOCK ELIGIBLE, OR TO BECOME ELIGIBLE, FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

           We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 21, 2006, we had outstanding 54,204,367 shares of common stock, of which approximately 43,887,123 shares were restricted under the Securities Act of 1933, as amended (the "Securities Act"). As of March 21, 2006, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 18,275,087 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT, IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND CAUSE US TO INCUR ADDITIONAL EXPENSES.

           Under the terms of existing warrants to purchase our common stock, noncompensatory options to acquire our common stock, and other outstanding options to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such warrants and/or options, could result in dilution in the interests of our other shareholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of such options and warrants. In addition, holders of certain options and warrants have registration rights with respect to the common stock underlying such options and warrants, the registration of which will cause us to incur a substantial expense.

BECAUSE WE ARE SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

           Our stock is listed on the Over the Counter Bulletin Board (OTC Bulletin Board) and constitutes "Penny Stock." Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock Market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

BECAUSE OUR COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

           Our common stock trades under the symbol "RPTN" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 2.    PROPERTIES

           In August 2004, we relocated into a Federal Empowerment Zone in Santa Ana, California, which reduced our overhead expenses and created a more appropriate facility for our activities. The address of our facilities is 1241
E. Dyer Road, Suite 150, Santa Ana, California 92705. Those facilities, consisting of 11,118 square feet, include our executive offices and research and development laboratory and are leased from an unrelated third party. The term of the lease is 36 months commencing August 1, 2004, with a scheduled termination date of July 31, 2007. The base rent for the first year of occupancy was $16,677 per month ($1.50 per rentable square foot). Pursuant to the terms of the lease, on August 1, 2005, the monthly rent increased to $17,232.90 ($1.55 per square foot) and on August 1, 2006 the monthly rent will increase to $17,788.80 ($1.66 per square foot). Our suite is on the first floor of a two-story multi-unit business complex and is in good condition.

           We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area. We believe that the current facilities are adequate for our expected needs through at least the end of fiscal year 2006. We require full compliance by the lessor with applicable state and EPA environmental standards at our facility.

ITEM 3.      LEGAL PROCEEDINGS

           From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of our shareholders during the fourth quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

           Our $0.001 par value common stock commenced trading under the symbol "RPTN" on the OTC Bulletin Board during December 2003. The following table sets forth, for the quarters indicated, the high and low bid information for our common stock as reported by Pink Sheets, LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.



                                                           Fiscal 2005
                                                  ------------------------------
                   Fiscal Quarter Ended:           High                    Low
                                                  -----                   -----
                        December 31               $0.85                   $0.50
                        September 30              $0.64                   $0.43
                        June 30                   $0.73                   $0.48
                        March 31                  $0.90                   $0.39

                                                           Fiscal 2004
                                                  ------------------------------
                   Fiscal Quarter Ended:           High                    Low
                                                  -----                   -----
                        December 31               $0.90                   $0.36
                        September 30              $1.50                   $0.80
                        June 30                   $4.40                   $1.45
                        March 31                  $4.65                   $3.20

           On March 21, 2006, the average bid and ask price of our common stock as reported by Pink Sheets, LLC, was $0.72 per share.

HOLDERS

           On March 21, 2006, we had 54,204,367 shares of our common stock outstanding held by approximately 812 record shareholders. This number of shareholders does not include beneficial owners including holders whose shares are held in nominee or "street" name.

DIVIDENDS

           We have never paid a cash dividend with respect to our common stock, and have no present intention to pay cash dividends in the foreseeable future. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of our business. Our Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine the timing and amount of future dividends, if any.

SALES OF UNREGISTERED SECURITIES

           We engaged in several private placement offerings of our securities during fiscal year ended December 31, 2005. All such sales previously have been reported on our Quarterly Reports on Form 10-QSB or on Current Reports on Form 8-K and were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2004 and 2005. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the "Risk Factor" section under Item 1 above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

           Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include inventory valuations, license fees and the recovery of deferred income tax assets.

           We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.

           We have paid $260,000 to a supplier for a software platform related to our ER-1010 product. This license fee will be amortized and charged to cost of sales over the sale of 1,000 ER-1010 systems, which approximates the number of systems expected to be sold using the platform. We amortized $520 for the sale of two ER-1010 systems and $4,160 for the sale of 16 ER-1010 systems in 2004 and 2005, respectively.

           We review our long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. We are required to exercise a considerable amount of judgment when estimating discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for either of the years ended December 31, 2004 or 2005.

           As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating the actual current tax liabilities together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

SELECTED FINANCIAL DATA

           The following table sets forth selected financial data regarding our financial position and operating results. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.

       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004,
         COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005 (IN THOUSANDS)


                                     December 31, 2004   December 31, 2005
                                     -----------------   -----------------
Net Sales                                     $     54            $    289
Cost of Sales                                       27                 120
                                              --------            --------
Gross Profit                                        27                 169

Operating expenses
   Consulting Fees                                 715                  --
   Finder's Fees                                   986               1,064
   Cost of warrants granted                        120               3,433
   Stock for services (non cash)                11,209                  --
   Salary expense                                3,032               2,630
   Marketing expense                               190                 349
   Research and Development Costs                1,167                 403
   Selling, general and administrative           3,075               2,767
                                              --------            --------
Total operating expenses                        20,494              10,646

  Net Other Income (loss)                         (108)             (2,913)

Loss before Income tax provision               (20,575)            (13,390)
  Income tax provision                              --                  --
                                              --------            --------
Net loss                                      $(20,575)           $(13,390)
                                              ========            ========
NET SALES

           For the fiscal years ended December 31, 2004 and December 31, 2005, we realized only minimal revenues of $54, 040 and $289,236, respectively. The $235,196 increase in revenues between 2004 and 2005 resulted from our sale of 16 ER-1010 units in 2005, as compared to the sale of two ER-1010 units in 2004. Our 2005 sales were made to seven customers in different industries such as education, entertainment, healthcare services and research labs, whereas our sales in 2004 were made to a single customer.

           A majority of our 2005 revenues were earned in the fourth quarter of 2005. During that quarter we realized $155,800 in revenues, a substantial increase over revenues from the first three quarters of 2005, which were $15,000, $96,000 and $22,436, respectively. This increase in revenues in the fourth quarter of 2005 is a result of the sale of eight ER-1010 units to three customers during that quarter, as compared to the sale of a total of eight ER-1010s to three customers during all of the first three quarters of 2005.

           Our flagship product, the ER-1010, is now fully installed at approximately 20 separate locations. Installations at eight of these locations represent products that we have sold to customers. Installations at the other 12 locations represent customers who are evaluating our products, but have not yet made any firm commitment to purchase. We expect that sales of the ER-1010 in fiscal 2006 will increase over fiscal 2005 numbers. In addition, we expect that new products such as our ER-1808 and OR-1048 will contribute to 2006 revenue levels. The OR-1048 became commercially available in March 2006 and we expect that the ER-1808 will be commercially available by mid-2006. We also engaged in discussions with various third parties during the fourth quarter of 2005 regarding the possibility of incorporating our products into the product and service offerings of several large systems integrators, which we believe could result in increased sales in fiscal 2006. However, at this point we are engaged only in preliminary, non-binding discussions and there can be no guarantee that we will be able to secure any relationship with systems integrators.

OPERATING EXPENSES

           In 2005, we took affirmative steps to further manage our expenses proportionately to our limited revenues. Total operating expenses were $10,646,911 for 2005 and $20,494,261 for 2004. The following descriptions detail our total operating expenses by expense category.

           CONSULTING FEES

           We did not incur any consulting related fees in 2005. Of the $715,000 in consulting expenses for 2004, we incurred approximately $553,000 in expenses in conjunction with various consulting contracts regarding treasury and channel management support. The remaining consulting expenses for 2004 totaling approximately $158,000 relates to charges in connection with investment relation services.

           FINDER'S FEES

           Expenses related to finder's fees amounted to $1,064,405 in 2005 and $985,857 in 2004. In both 2005 and 2004 our finder's fee expenses consisted entirely of placement agent fees paid in cash in connection with private placements we have engaged in to raise capital to support our ongoing operations. The variation in placement agent related expenses between these two years results from differences in both the amount of gross proceeds raised through private placements during each year and the percentage of such proceeds that were paid as fees pursuant to our agreements with the placement agents. In 2005, we raised gross proceeds of approximately $9,088,000 through private placements and in 2004 we raised gross proceeds of approximately $9,550,000 through private placements.

           COST OF WARRANTS GRANTED

           In 2005, we issued warrants to purchase shares of our common stock to investors and placement agents in connection with our 2005 private placements. The total charge for these warrants calculated as required by accounting rule EITF 96-13 amounted to 3,432,994. For more details on this charge refer to the table: "Cost of Warrants Granted" under Note 6 to our consolidated financial statements beginning on page F-1 of this Report. In 2004, we incurred a charge for the issuance of warrants in the amount of $120,000 in accordance with accounting rule EITF 96-13.

           STOCK FOR SERVICES

           During 2005, we did not issue any of our stock in consideration for services. In 2004, we incurred a $11,209,000 charge for stock issued for services, which resulted in part from our issuance of three million shares of our common stock to our then newly appointed President and Chief Executive Officer as a hiring bonus and 400,000 shares of our common stock to our Chief Financial Officer as a retention incentive bonus. In addition, in 2004 another key employee received 100,000 shares of our common stock as a retention incentive bonus and eight service providers received 2,420,600 shares of our common stock in consideration for various consulting services and other service assistance provided to us. The total charge to stock for services for the foregoing issuances of our common stock in 2004 was approximately $9.3 million. The remaining 2004 charge to stock for services in the amount of approximately $1.9 million related to stock issued to certain shareholders in consideration for them entering into a "lock up" agreement in conjunction with one of our 2004 private placements, and stock issued for services in conjunction with agreements that terminated in 2003, but were charged to 2004. All of the aforementioned consulting agreements and other stock for service agreements were terminated on or before December 31, 2004.

           SALARY EXPENSES

           Salary expenses decreased from $3,032,000 in 2004 to $2,630,000 in 2005, a 13.3% decrease. The primary reason for this decrease is that we lowered annual salary levels for management level employees by an aggregate of $235,000 for 2005 in order to reduce expense run rates. The remaining decrease of approximately $170,000 was caused by a decrease in the average salary for non-management employees. However, these 2005 salary expenses may not be indicative of our future salary expenses due to the fact that we intend to begin restoring annual salary levels for management level employees to what we believe to be more competitive levels once we achieve certain revenue goals.

           MARKETING EXPENSES

           Marketing expenses increased from $189,843 in 2004 to $349,310 in 2005. This 82% increase reflects our increased emphasis on attempting to generate products sales in 2005 and consists of increased advertising expenses, increased exhibition attendance costs and the production of a greater amount promotional materials in 2005 as compared to 2004. In addition, we charged $81,000 in 2005 to marketing expenses in connection with the write-off of equipment used for promoting our products.

           RESEARCH AND DEVELOPMENT

           The amount we spent on research and development ("R&D") was $403,057 in 2005 and $1,167,068 in 2004. This 65% decrease is attributable in part to a major expense reduction in our parts consumption and scrap expenses, which amounted to $450,000 in 2004 compared to $150,000 in 2005. This expense reduction was possible because a major portion of our hardware design activities had been finalized in 2004. Another effect of the reduction in hardware design activities towards the end of 2004 and continuing throughout 2005 was our reduced need for the use of design tools, resulting in a decrease in expenses for design tools from $228,000 in 2004 to $103,000 in 2005. In addition, costs associated with industrial design and software design amounting to approximately $205,000 in 2004 were reduced to $15,000 in 2005.

           SELLING, GENERAL AND ADMINISTRATIVE

           Selling, General and Administrative ("SG&A") expenses decreased from $3,075,302 in 2004 to $2,766,716 in 2005, a 10% decrease. Our decreases in SG&A expenses in 2005 as compared to 2004 consist of IT support services expenses, which decreased from $94,000 in 2004 to $50,000 in 2005; and our legal fees, which decreased from $578,000 in 2004 to $469,000 in 2005, mainly as a result of our settlement of legal proceedings in late 2004 and early 2005. In addition, in 2004 we incurred $770,000 in SG&A expenses in conjunction with the settlement of legal proceedings and did not incur a similar expense in 2005. These decreases in SG&A expenses in 2005 were offset to some extent by SG&A categories that increased in 2005 as compared to 2004. The significant increases in SG&A expense categories in 2005 were depreciation expenses, which increased from $180,000 in 2004 to $316,000 in 2005, mainly in connection with an increase in our purchase of test equipment resulting in a higher charge for depreciation; travel expenses, which increased from $189,000 in 2004 to $232,000 in 2005 in connection with increased selling activities; recruiting expenses, which increased from $112,000 in 2004 to $162,000 in 2005 because of increased use of outside recruiters; and the cost of attending conferences, which increased from $2,000 in 2004 to $105,000 in 2005 due to our increased attendance at sales and finance related conferences. We also charged approximately $211,000 to selling expenses in 2005 in connection with a provision for inventory in the possession of third parties, and we did not incur a similar charge in 2004.

           OTHER INCOME/ (LOSS)

           Other expenses increased substantially to $2,912,965 in 2005 as compared with $107,433 in 2004. The primary reason for this increase is that we incurred a charge of $2,652,000 as prescribed under paragraph 13 of accounting rule EITF 98-5 in connection with the conversion of our 10% Notes and 8% Notes in 2005 (as described below under the caption "Liquidity and Capital Resources" and the table "Cost Associated with Convertible Debt" under Note 6 to our consolidated financial statements beginning on page F-1 of this Report). We did not incur a similar expense in 2004 as the terms of the 10% Notes were amended during that year, increasing the number of warrants to be issued in conjunction with the 10% Notes and decreasing the exercise price of such warrants. It was further agreed that the 10% Notes would only convert after the contingency of a $4,000,000 financing was achieved and, therefore, the cost of the conversion of the 10% Notes was charged fully in 2005. In addition, interest expense on our bridge loan debt was $247,756 in 2005, as compared to $102,172 in 2004. This

$145,584 increase in bridge loan interest expense in 2005 over 2004 reflects our increased outstanding bridge loan debt between those periods, which averaged $4,045,200 in 2005 and $1,214,000 in 2004. However, as a result of the conversion of our 10% Notes and 8% Notes, our outstanding bridge loan debt as of March 21, 2006 was $1,214,290. The remaining amount included in interest expense of $15,988 in 2005 and $12,942 in 2004 relates to "other interest" paid.

LIQUIDITY AND CAPITAL RESOURCES

           Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the "Risk Factor" section under Item 1 of this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in our Company.

           For the years ended December 31, 2004 and 2005, we sustained net losses of $20,574,984 and $13,390,940, respectively. As of December 31, 2005, we had working capital of $2,926,802. Our management has made efforts to address these financial conditions by raising capital through the use of convertible debt and private placements of common stock and warrants, as more fully described below.

December 2003 - April 2004 Convertible Loans
--------------------------------------------

           During the period between December 2003 through April 2004, we obtained convertible loans totaling $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into shares of our common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If not previously voluntarily converted, the total amount of principal and accrued but unpaid interest thereunder shall automatically convert into shares of our common stock at a conversion rate of $3.50 per share on April 15, 2007.

April 2004 Financing
--------------------

           In April 2004, we closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of our common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on April 1, 2009 and had an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $2.03 per share as of March 21, 2006.

June 2004 Financing
-------------------

           In June 2004, we closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of our common stock, 972,223 Series C Warrants to purchase common stock and 972,223 Series D Warrants to purchase common stock. The Series C Warrants expire 60 days after the effective date of a registration statement covering the common stock, Series C Warrants and Series D Warrants issued in our June 2004 financing. A registration statement covering these securities has been filed with the SEC, but has not yet been declared effective. The Series C Warrants were issued with an original exercise price of $3.00 per share. In August 2004, we amended the terms of the Series C Warrants to reduce the exercise price to $1.25 per share. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. In December 2005, we amended the terms of the Series D Warrants to reduce the exercise price to $0.50 per share.

10% Convertible Bridge Notes
----------------------------

           During the period between November 2004 and February 2005, we issued convertible notes (the "10% Notes") to forty-one accredited investors in the aggregate principal amount of $2,360,000 in exchange for $2,360,000 in cash. Our net proceeds were $2,124,000, after the payment of a 10% placement agent fee to Burnham Hill Partners, a division of Pali Capital, Inc. (a NASD-registered broker-dealer) ("Burnham Hill"), who acted as placement agent for the financing. The 10% Notes bore interest at a rate of 10% per annum. Pursuant to the terms of the 10% Notes, the outstanding principal amount of these notes, together with all accrued but unpaid interest thereunder, would automatically convert into shares issued in an equity based financing with gross proceeds of at least $4,000,000, if any, of the sale of our common stock or other equity-based equivalent, and at a price per share not to exceed $0.50 per share (a "10% Note Qualified Financing"). However, for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion following a 10% Note Qualified Financing, the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes.

           As of the August 25, 2005 closing of our 2005 Private Placement of "units" (described below under the caption "2005 Private Placement of Common Stock and Warrants") we had raised total gross proceeds of $3,558,500 through the 2005 Private Placement. In addition, between February 2005 and April 2005 (and as described below under the heading "8% Convertible Bridge Notes"), we secured additional private debt financing in the original aggregate principal amount of $600,000 through the issuance of 8% Convertible Bridge Notes. After adding this $600,000 in convertible debt financing to the gross proceeds of the 2005 Private Placement, our aggregate gross proceeds were $4,158,500. As a result, we achieved a 10% Note Qualified Financing and, accordingly, the $4,000,000 automatic conversion event of the 10% Notes was triggered upon the August 25, 2005 closing of the 2005 Private Placement.

           As of August 25, 2005, the total principal and accrued interest under the 10% Notes was $2,509,971. After taking into account the provision of the 10% Notes which provided that the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes, the holders of the 10% Notes were deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of our 2005 Private Placement, the holders were entitled to an aggregate of 6,023,932 shares of our common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement) and 1,505,989 Series G-BH Warrants to purchase our common stock. The Series G-BH Warrants have an exercise price of $2.50 per share of common stock, expire August 25, 2010, and, so long as certain other conditions set forth in the Series G-BH Warrants are met, are callable by us the first day after the 30-trading-day average price of our common stock exceeds $3.50 per share.

           In addition, the 10% Note holders were issued 1,416,000 Series E Warrants. These Series E Warrants have an exercise price of $0.60 per share of common stock and expire five years from the respective noteholder's 10% Note issuance date. In the event the closing bid price of our common stock exceeds $2.50 per share and certain other conditions set forth in the Series E Warrants are met, 50% of the Series E Warrants are callable by us during the first two years after their respective date of issuance, and 100% of the Series E Warrants are callable by us thereafter.

           We also issued 602,393 Series J placement agent warrants to designees of Burnham Hill for placement agent services provided in conjunction with the 10% Note financing. The Series J Warrants have an exercise price of $0.50 per shares of common stock and expire August 25, 2010.

8% Convertible Bridge Notes
---------------------------

           During the period between February 2005 and April 2005, we secured private debt financing from ten accredited investors in the original aggregate principal amount of $600,000. Our net proceeds were $528,000 after the payment of a 12% placement agent fee to Brookstreet Securities Corporation (a NASD-registered broker-dealer), who acted as placement agent for the financing. The debt was evidenced by thirteen Convertible Bridge Notes (the "8% Notes"), which bore interest at a rate of 8% per annum. The 8% Notes contained a conversion provision whereby the entire principal and accrued interest of the 8% Notes would automatically convert into shares of our common stock if we raised at least $3,000,000 in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price would reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $600,000 in 8% Notes was to be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggered the automatic conversion.

           As of the July 15, 2005 closing of our 2005 Private Placement, we had raised total gross proceeds of $2,416,000 through the 2005 Private Placement. After adding the $600,000 in 8% Notes to these gross proceeds as required by the conversion provisions of the 8% Notes, the aggregate gross proceeds from the 2005 Private Placement and 8% Notes was $3,016,000. As a result, we achieved an 8% Note Qualified Financing and, accordingly, the $3,000,000 automatic conversion event of the 8% Notes was triggered upon the July 15, 2005 closing of the 2005 Private Placement.

           As of July 15, 2005, the total principal and accrued interest under the 8% Notes was $616,097. Pursuant to the 20% discount in conversion price discussed above, the conversion price of the 8% Notes was $0.40 per share of our common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement). Based on this $0.40 per share conversion price, the holders of the 8% Notes were entitled to an aggregate of 1,540,244 shares of our common stock.

           We also issued 231,036 Series F placement agent warrants to Brookstreet Securities Corporation and its designees for placement agent services provided in conjunction with the 8% Note financing. The Series F Warrants have an exercise price of $0.40 per share of common stock and expire on the earlier of April 23, 2010 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation.

2005 Private Placement of Common Stock and Warrants
---------------------------------------------------

           During the period between April 2005 and November 2005, we sold a combination of common stock and warrants in a private placement transaction to 189 accredited investors (the "2005 Private Placement"). The common stock and warrants were sold as "units," with each unit consisting of four shares of common stock and one Series G Warrant to purchase common stock. The price per unit was $2.00. We raised aggregate gross proceeds of $7,128,375 under this private placement transaction and issued 14,256,750 shares of common stock and Series G Warrants to purchase an aggregate of 3,564,188 shares of common stock. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from their respective date of issuance, and, so long as certain other conditions set forth in the Series G Warrants are met, are callable by us the first day after the 30-trading-day average price of our common stock exceeds $3.50 per share. Our net proceeds were $6,272,970 after the payment of $855,405 in placement agent fees to Brookstreet Securities Corporation, who acted as placement agent for the transaction.

           In addition, we issued Series H placement agent warrants to acquire up to 2,138,513 shares of common stock to Brookstreet Securities Corporation and its designees for placement agent services rendered in conjunction with the 2005 Private Placement. The Series H Warrants have an exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation.

           The foregoing capital raises during fiscal years ended December 31, 2004 and 2005 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and generate a certain level of interest in the marketplace. However, we anticipate that additional capital must be raised to fund operations through fiscal year 2006 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

           The descriptions of the agreements discussed above are qualified by reference to the complete text of those agreements. However, the representations, warranties, covenants and other provisions of those agreements are not intended as documents for investors and the public to obtain factual information about our current state of affairs. Rather, investors and the public should look to other disclosures contained in our reports under the Securities Exchange Act of 1934, as amended.

ITEM 7.    FINANCIAL STATEMENTS

           The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           We have had no change of, nor disagreements with, our accountants since our inception.

ITEM 8A.   CONTROLS AND PROCEDURES.

           Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

           During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION.

           None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

           Set forth below is certain information with respect to our directors and executive officers.

NAME                          AGE        POSITION WITH COMPANY
----                          ---        ---------------------
Thomas Wittenschlaeger         48        Chief Executive Officer, President,
                                           Director and Chairman of the Board
Bob van Leyen                  62        Chief Financial Officer and Secretary
Ken Bramlett                   46        Director (1) (2)
Larry L. Enterline             53        Director (1) (3)
Albert Wong                    57        Director (1) (4)

--------------------
(1)   Member of the Audit, Nominating and Governance, and Compensation
      Committees.
(2)   Chairperson of the Nominating and Governance Committee.
(3)   Chairperson of the Audit Committee.
(4)   Chairperson of the Compensation Committee.

           TOM WITTENSCHLAEGER, (age 48), is our Chief Executive Officer, President, a director and Chairman of the Board. Mr. Wittenschlaeger has accumulated more than twenty-two years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing. Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004.

           LARRY L. ENTERLINE, (age 53), is one of our directors and Chairperson of the Audit Committee. In February 2006, Mr. Enterline was appointed as the Chief Executive Officer of COMSYS IT Partners, Inc, a leading provider of information technology services. From September 2004 to February 2006, Mr. Enterline acted as a private investor. From 2000 to September 2004, Mr. Enterline served as Chief Executive Officer and as a director of Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 1989 to 2000, Mr. Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products. Mr. Enterline brings decades of market-defining successes to our Board. Mr. Enterline is also a member of the board of directors of COMSYS IT Partners, Inc. and Concurrent Computers Corp. Mr. Enterline has been one of our directors since October 18, 2004.

           KEN BRAMLETT, (age 46), is one of our directors and Chairperson of the Nominating and Governance Committee. Mr. Bramlett has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., since January 2006. Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005. Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994. From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson, Bradshaw and Hinson, P.A. Mr. Bramlett brings 20 years of experience in corporate law and governance, public and private equity, and mergers and acquisitions to our Board. Mr. Bramlett has been one of our directors since December 2, 2004.

           ALBERT WONG, (age 57), is one of our directors and Chairperson of the Compensation Committee. Mr. Wong has more than twenty years of experience in the high-tech industry, from start-up phase to executive management. He is a co-founder of AST Research, a world class PC manufacturer founded in 1980, where he served as director, Chief Technology Officer & Executive Vice President from 1980 to 1989. Later, he founded AMKLY Systems, a producer of high performance PC and network servers. He was President & CEO of AMKLY through 1996. In October 1998, Mr. Wong was recruited by Clarion Co., Ltd. to start a North America research and development center. He served as director, President & CEO of Clarion Advanced Technology (later as Zandiant Technologies) until June 2003. Since June 2003, Mr. Wong has acted as a private investor. Mr. Wong has also served as a member of board of directors with Printrak International, a leading fingerprint identification company, Netsoft and InfoGation Corporation. He is an advisor to Express Manufacturing, Inc., a leading contract manufacturing company, where he has served as an advisor to the board since May, 2002. Mr. Wong has been one of our directors since May 17, 2004.

           BOB VAN LEYEN, (age 62), is our Chief Financial Officer and Secretary. Mr. van Leyen has more than twenty-four years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management. From 2002 to 2003, Mr. van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry. From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics. During his twenty-four years of employment, Mr. van Leyen has managed extensive financial operations organizations in Europe, Asia, and the United States, providing financial support to operations. Mr. van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration. Mr. van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

TERM OF OFFICE AND FAMILY RELATIONSHIPS

           All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board. There are no family relationships among our executive officers and directors.

BOARD COMMITTEES

           Our Board of Directors currently has an Audit Committee, a Nominating and Governance Committee, and a Compensation Committee. Our Board of Directors has determined that Larry L. Enterline, Ken Bramlett and Albert Wong are each "independent" as defined in NASD Marketplace Rule 4200(a)(15) and that Messrs. Enterline and Bramlett meet the applicable NASD listing standards for designation as an "Audit Committee Financial Expert."

           AUDIT COMMITTEE

           The Audit Committee consists of three Board members, Larry L. Enterline, Albert Wong and Ken Bramlett. Mr. Enterline is the chairperson of the Audit Committee. The duties of the Audit Committee include meeting with our independent public accountants to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. The Audit Committee also evaluates the independent public accountants' performance and has sole authority to appoint or replace the independent auditor (subject, if applicable, to shareholder ratification) and to determine whether the independent public accounting firm should be retained for the ensuing fiscal year. In addition, the Audit Committee reviews our internal accounting and financial controls and reporting systems practices. A copy of the Audit Committee's current charter may be found at our website at www.raptor-networks.com.

           NOMINATING AND GOVERNANCE COMMITTEE

           The Nominating and Governance Committee consists of three Board members, Larry L. Enterline, Ken Bramlett and Albert Wong. Mr. Bramlett is the chairperson of the Nominating and Governance Committee. The Nominating and Governance Committee identifies and reviews the qualifications of candidate nominees to the Board of Directors. The Nominating and Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting our Secretary in writing, including the candidate's name and qualifications and a statement from the candidate that he or she consents to being named in our proxy statement and will serve as a director if elected. Candidates may also come to the attention of the Nominating and Governance Committee through current board members, professional search firms and other persons. A copy of the Nominating and Governance Committee's current charter may be found at our website at WWW.RAPTOR-NETWORKS.COM.

           COMPENSATION COMMITTEE

           The Compensation Committee consists of three Board members, Larry L. Enterline, Ken Bramlett and Albert Wong. Mr. Wong is the chairperson of the Compensation Committee. The Compensation Committee is responsible for advising the Board of Directors regarding our responsibilities relating to compensation of our executive officers and Board members. The Compensation Committee is also responsible for evaluating and recommending to the Board of Directors our executive compensation plans, policies and programs. A copy of the Compensation Committee's current charter may be found at our website at WWW.RAPTOR-NETWORKS.COM.

CODE OF ETHICS

           Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Ethics that applies to our Chief Executive Officer and our senior financial officers.

           We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B by describing on our Internet website, located at WWW.RAPTOR-NETWORKS.COM, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These officers, directors and shareholders are required by SEC regulations to furnish us with copies of all such reports that they file.

           We have conducted a review of our process and procedures concerning possible deficiencies in our monitoring of, and assuring compliance with, SEC reporting requirements concerning changes in beneficial ownership of our securities. In connection with such efforts, we reviewed copies of such reports furnished to us during the fiscal year ended December 31, 2005, and written representations we received from our directors and officers and the certain beneficial owners of more than 10% of our common stock concerning our compliance with Section 16(a) of the Exchange Act. Based on this review, we believe that during the 2005 fiscal year, administrative errors caused the following deficiencies: (i) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by director Larry L. Enterline, consisting of two transactions that was not reported on a timely basis for fiscal year 2005, (ii) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by director Albert Wong, consisting of two transactions that were not reported on a timely basis for fiscal year 2005, (iii) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by President, CEO and Chairman of the Board Thomas Wittenschlaeger, consisting of two transactions that were not reported on a timely basis for fiscal year 2005, and (iv) a late filing of a Form 4 Statement of Changes in Beneficial Ownership of Securities by CFO and Secretary Bob van Leyen, consisting of two transactions that were not reported on a timely basis for fiscal year 2005. These filings have now been made and improved processes are in place to assist in assuring future compliance.

ITEM 10.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND MANAGEMENT

           The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our Chief Executive Officer and by each other of the highest paid executive officers (up to a maximum of four) whose total annual salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2005, 2004 and 2003 (the "Named Executive Officers"). Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during our last fiscal year.

                                               SUMMARY COMPENSATION TABLE
                                                                                            LONG TERM
                                                         ANNUAL COMPENSATION               COMPENSATION
                                                     ------------------------------     ----------------
                                                                                            SECURITIES
                                      FISCAL                                                UNDERLYING            ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR           SALARY             BONUS             STOCK OPTIONS        COMPENSATION($)
---------------------------            ----           ------             -----             -------------        ---------------
Thomas Wittenschlaeger (1)             2005          $155,000(2)               --            350,000(3)            $29,381(4)
President, CEO and Chairman of Board   2004          $148,458(2)       $4,815,000(5)         350,000(3)            $19,694(6)
                                       2003                --                  --                 --                    --

Bob van Leyen                          2005          $125,000(7)               --            300,000(8)            $14,638(9)
CFO and Secretary                      2004          $183,750(7)         $632,000(10)             --               $14,761(11)
                                       2003           $41,045                  --            300,000(8)                 --

Edwin Hoffman (12)                     2005          $125,000(13)                                 --                $9,079(15)
Chief Development Officer              2004          $187,083(13)         $40,000(14)             --               $21,192(16)
                                       2003           $63,125                  --                 --                    --

Ananda Perera (17)                     2005          $125,000(18)         $25,000(19)             --                $2,760(20)
Chief Technical Officer                2004          $178,333(18)         $60,000(21)             --                $2,798(22)
                                       2003           $65,833                  --                 --                    --

Lyle Pearson (23)                      2005                --                  --                 --                    --
Former CEO and Chairman of Board       2004           $62,500                  --                 --                $2,272(24)
                                       2003           $87,500                  --                 --                    --

__________________________
(1) Mr. Wittenschlaeger commenced employment with us on March 15, 2004 and was named President and Chief Executive Officer as of that date.
(2) In November 2004, we decreased all executive annual salary levels in order to reduce expense run rates, resulting in a reduction of Mr. Wittenschlaeger's annual salary from $195,000 to $155,000. This reduced salary level remained in effect throughout 2005. It is our intention to begin restoring executive compensation to what we believe to be more competitive levels once we achieve certain revenue goals.
(3) On July 15, 2004, Mr. Wittenschlaeger was granted a non-plan stock option to purchase 350,000 shares of our common stock at an exercise price of $1.75 per share, which vests at the rate of 33-1/3% on each of July 15, 2005, 2006 and 2007, and expires on July 15, 2012. On January 5, 2005, our Board of Directors unilaterally repriced the exercise price of all outstanding stock options held by our employees and directors that had an exercise price greater than $1.00 per share to have a new exercise price equal to $1.00 per share. As a result, on January 5, 2005, the exercise price of Mr. Wittenschlaeger's July 15, 2004 stock option was repriced to $1.00 per share. The other terms of Mr. Wittenschlaeger's July 15, 2004 stock option, including the number of shares covered by the option, the rate of vesting and the expiration date, were not changed. The repricing is deemed to have resulted in a cancellation and regrant of Mr. Wittenschlaeger's July 15, 2004 stock option as of January 5, 2005 and, hence, is reported in both fiscal year 2004 and 2005.
(4) Consists of $20,694 in reimbursement of temporary living expenses for an apartment in Southern California and $8,687 in health and life insurance premiums.

(5) Mr. Wittenschlaeger was granted 3,000,000 shares of our common stock in conjunction with the commencement of his employment with us. The value of the shares, issued to Mr. Wittenschlaeger on March 17, 2004, is calculated based upon a $1.58 fair market price per share valuation as of the date of grant. The shares were issued to Mr. Wittenschlaeger as "restricted securities" under the Securities Act of 1933, as amended, and are not the subject of a registration statement filed with the SEC or any state securities authority. Also includes a $75,000 hiring bonus paid in connection with Mr. Wittenschlaeger's relocation from Atlanta, Georgia to Southern California.
(6) Consists of $11,064 in reimbursement of temporary living expenses for an apartment in Southern California and $8,630 in health and life insurance premiums.
(7) In November 2004, we decreased all executive annual salary levels in order to reduce expense run rates, resulting in a reduction of Mr. Van Leyen's annual salary from $190,000 to $125,000. This reduced salary level remained in effect throughout 2005. It is our intention to begin restoring executive compensation to what we believe to be more competitive levels once we achieve certain revenue goals.
(8) On September 29, 2003, Mr. van Leyen was granted a non-plan stock option to purchase 300,000 shares of our common stock at an exercise price of $1.50 per share, which vests at the rate of 33-1/3% on each of September 29, 2004, 2005 and 2006, and expires on September 29, 2011. On January 5, 2005, our Board of Directors unilaterally repriced the exercise price of all outstanding stock options held by our employees and directors that had an exercise price greater than $1.00 per share to have a new exercise price equal to $1.00 per share. As a result, on January 5, 2005, the exercise price of Mr.
           van Leyen's September 29, 2003 stock option was repriced to $1.00 per share. The other terms of Mr. van Leyen's September 29, 2003 stock option, including the number of shares covered by the option, the rate of vesting and the expiration date, were not changed. The repricing is deemed to have resulted in a cancellation and regrant of Mr. van Leyen's September 29, 2003 stock option as of January 5, 2005 and, hence, is reported in both fiscal year 2003 and 2005.
(9)        Consists of $14,638 in health and life insurance premiums.
(10) Mr. van Leyen was granted 400,000 shares of our common stock as a retention incentive bonus on April 15, 2004. The value of the shares is calculated based upon a $1.58 fair market price per share valuation as of the date of grant. The shares were issued to Mr. Van Leyen as "restricted securities" under the Securities Act of 1933, as amended, and are not the subject of a registration statement filed with the SEC or any state securities authority.
(11)       Consists of $14,761 in health and life insurance premiums.
(12) Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Mr. Hoffman no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. Mr. Hoffman's new title is "Founder and Chief Solutions Architect."
(13) In November 2004, we decreased all executive annual salary levels in order to reduce expense run rates, resulting in a reduction of Mr. Hoffman's annual salary from $190,000 to $125,000. This reduced salary level remained in effect throughout 2005. It is our intention to begin restoring executive compensation to what we believe to be more competitive levels once we achieve certain revenue goals.
(14) Mr. Hoffman was granted a retention incentive bonus of $40,000 in November 2005.
(15)       Consists of $9,079 in health and life insurance premiums.
(16) Consists of $12,000 in reimbursement for expenses incurred by Mr. Hoffman in relocating from England to Southern California, and $9,192 in health and life insurance premiums.
(17) Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Mr. Perera no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. Mr. Perera's new title is "Founder and Chief Enterprise Architect."
(18) In November 2004, we decreased all executive annual salary levels in order to reduce expense run rates, resulting in a reduction of Mr. Perera's annual salary from $180,000 to $125,000. This reduced salary level remained in effect throughout 2005. It is our intention to begin restoring executive compensation to what we believe to be more competitive levels once we achieve certain revenue goals.
(19)       Mr. Perera was granted a performance bonus of $25,000 in December
           2005.
(20)       Consists of $2,760 in health and life insurance premiums.
(21)       Mr. Perera was granted a performance bonus of $60,000 in July 2004.
(22)       Consists of $2,798 in health and life insurance premiums.
(23)       Mr. Pearson resigned as an officer and director on March 12, 2004.
(24)       Consists of $2,272 in health and life insurance premiums.

Special Note Regarding Stock Bonuses Paid in 2004
-------------------------------------------------

           In late 2003 and early 2004, our Board or Directors reviewed and assessed our then existing management structure, which included the resignation of then CEO, Lyle Pearson, and the hiring of current CEO, President and Chairman of the Board, Thomas Wittenschlaeger in March 2004. In order to retain the services of a CEO with the necessary qualifications, and given our Board of Directors' assessment that our start-up company budget would prevent us from being able to pay the market-rate salary for a qualified CEO in light of our unfavorable financial situation, our Board of Directors determined that it was necessary to offer Mr. Wittenschlaeger 3,000,000 shares of our common stock as a hiring bonus as part of his initial compensation for joining our management team. Similarly, in order to retain the services of our CFO, Bob van Leyen, who our Board of Directors deemed to be a vital component of our management structure through the period of CEO transition from Mr. Pearson to Mr. Wittenschlaeger, our Board of Directors deemed it appropriate to grant to Mr. van Leyen 400,000 shares of our common stock in April 2004 as a retention incentive bonus.

           The 3,000,000 shares of common stock granted to Mr. Wittenschlaeger and the 400,000 shares of common stock granted to Mr. van Leyen (the "2004 Bonus Stock") were issued in private transactions without registration under the Securities Act of 1933, as amended (the "Securities Act"), and bear an appropriate restrictive legend. As of the dates of grant, the fair market value of the 2004 Bonus Stock was determined by our Board of Directors to be $1.58 per share, based on the then current OTC Bulletin Board trading price of our common stock and the restricted status of the shares. On March 21, 2006, the average bid and ask price of the Company's common stock as reported by Pink Sheets, LLC, was $0.72 per share.

           Mr. Wittenschlaeger and Mr. van Leyen are contractually prohibited from selling any shares held by them, including the 2004 Bonus Stock, pursuant to an agreement with Brookstreet Securities Corporation until 180 days after the effective date of a registration statement covering the securities issued in our 2005 Private Placement described under the "Liquidity and Capital Resources" caption under Item 6 above. A registration statement covering the securities issued in our 2005 Private Placement has been filed with the SEC, but has not yet been declared effective. As of March 21, 2006, none of the 2004 Bonus Stock had been sold or transferred by either Mr. Wittenschlaeger or Mr. van Leyen. Any sales or transfers of the 2004 Bonus Stock would need to be made pursuant to registration under the Securities Act or an appropriate exemption from registration. We have no plans to register for resale any of the 2004 Bonus Stock under the Securities Act.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2005

           The following table summarizes options to purchase shares of our common stock granted by us during the fiscal year ended December 31, 2005, to each of the Named Executive Officers.

                                                                    PERCENT OF TOTAL OPTIONS     EXERCISE OF
                                         NUMBER OF SECURITIES        GRANTED TO EMPLOYEES IN     BASE PRICE
               NAME                       UNDERLYING OPTIONS              FISCAL YEAR              ($/SH)          EXPIRATION DATE
------------------------------           --------------------       ------------------------     ------------      ---------------
Thomas Wittenschlaeger(1)                        350,000                       14.1%                  $1.00           7/15/2012
Bob van Leyen(2)                                 300,000                       12.1%                  $1.00           9/29/2011
Edwin Hoffman(3)                                       0                       --                     --                  --
Ananda Perera(4)                                       0                       --                     --                  --

__________________________

(1) On July 15, 2004, Mr. Wittenschlaeger was granted a non-plan stock option to purchase 350,000 shares of our common stock at an exercise price of $1.75 per share, which vests at the rate of 33-1/3% on each of July 15, 2005, 2006 and 2007, and expires on July 15, 2012. On January 5, 2005, our Board of Directors unilaterally repriced the exercise price of all outstanding stock options held by our employees and directors that had an exercise price greater than $1.00 per share to have a new exercise price equal to $1.00 per share. As a result, on January 5, 2005, the exercise price of Mr. Wittenschlaeger's July 15, 2004 stock option was repriced to $1.00 per share. The other terms of Mr. Wittenschlaeger's July 15, 2004 stock option, including the number of shares covered by the option, the rate of vesting and the expiration date, were not changed. The repricing is deemed to have resulted in a cancellation and regrant of Mr. Wittenschlaeger's July 15, 2004 stock option as of January 5, 2005 and, hence, is reported as an option grant in 2005.
(2) On September 29, 2003, Mr. van Leyen was granted a non-plan stock option to purchase 300,000 shares of our common stock at an exercise price of $1.50 per share, which vests at the rate of 33-1/3% on each of September 29, 2004, 2005 and 2006, and expires on September 29, 2011. On January 5, 2005, our Board of Directors unilaterally repriced the exercise price of all outstanding stock options held by our employees and directors that had an exercise price greater than $1.00 per share to have a new exercise price equal to $1.00 per share. As a result, on January 5, 2005, the exercise price of Mr. van Leyen's September 29, 2003 stock option was repriced to $1.00 per share. The other terms of Mr. van Leyen's September 29, 2003 stock option, including the number of shares covered by the option, the rate of vesting and the expiration date, were not changed. The repricing is deemed to have resulted in a cancellation and regrant of Mr. van Leyen's September 29, 2003 stock option as of January 5, 2005 and, hence, is reported as an option grant in 2005.
(3) Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Edwin Hoffman no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
(4) Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Ananda Perera no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

           The following table summarizes exercises of stock options during the fiscal year ended December 31, 2005 by each of the Named Executive Officers and the year-end value of unexercised options for the Named Executive Officers.


                                                                            NUMBER OF
                                                                     UNEXERCISED SECURITIES           VALUE OF UNEXERCISED
                                    SHARES            VALUE            UNDERLYING OPTIONS             IN-THE-MONEY OPTIONS
                                   ACQUIRED          REALIZED          AT FISCAL YEAR END               AT FISCAL YEAR END
                NAME              ON EXERCISE          ($)          EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-------------------------------   -----------        --------       -------------------------       -------------------------
Thomas Wittenschlaeger                 0               N/A                 116,667/233,333                    N/A(1)
Bob van Leyen                          0               N/A                 200,000/100,000                    N/A(1)
Edwin Hoffman(2)                       0               N/A                       0/0                          N/A
Ananda Perera(3)                       0               N/A                       0/0                          N/A

__________________________

(1) As of December 31, 2005, none of the options held by the Named Executive Officers were in-the-money.
(2) Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Edwin Hoffman no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
(3) Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Ananda Perera no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.

Long-Term Incentive Plan Awards

           In 2005, no awards were given to named executives under long-term incentive plans.

DIRECTOR'S COMPENSATION

           Each of our non-employee directors currently receive cash compensation in the amount of $15,000 per year for service on our board of directors and all of our directors are reimbursed for reasonable expenses in connection with attendance at board meetings. The directors' fees earned in the fiscal year ended December 31, 2005 are as follows:

                                   DIRECTOR'S FEES EARNED IN THE FISCAL YEAR
           DIRECTOR                        ENDING DECEMBER 31, 2005
           ------------------      -----------------------------------------
           Larry Enterline                         $15,000
           Ken Bramlett                            $15,000
           Albert Wong                             $15,000

           Our Board of Directors previously adopted a policy to grant each non-employee director an initial option to purchase shares of our common stock on the date of his/her commencement of service as a director. Pursuant to this policy, non-employee directors were granted options to purchase shares of our common stock in fiscal years 2004 and 2005 as follows: Mr. Wong, 100,000 shares on May 17, 2004, exercisable at $3.50 per share; Mr. Enterline, 75,000 shares on October 18, 2004 and 25,000 shares on January 20, 2005, exercisable $1.50 per share and $1.00 per share, respectively; and Mr. Bramlett, 100,000 shares on December 2, 2004, exercisable at $1.00 per share. On January 5, 2005, our Board of Directors unilaterally repriced the exercise price of all outstanding stock options held by our employees and directors that had an exercise price greater than $1.00 per share to have a new exercise price equal to $1.00 per share. As a result, on January 5, 2005, the 100,000 options with an exercise price of $3.50 per share held by Mr. Wong and the 75,000 options with an exercise price of $1.50 per share held by Mr. Enterline were repriced to have an exercise price of $1.00 per share of our common stock. The options granted to Messrs. Wong, Enterline and Bramlett vest in three equal annual installments commencing on the first anniversary of the original date of grant (rather than the January 5, 2005 repricing date for repriced options) and expire on the eight-year anniversary of the original date of grant.

EMPLOYMENT AGREEMENTS

           There are no employment contracts, termination agreements, or change-in-control arrangements between us and any of our Named Executive Officers.

STOCK OPTION PLAN

      GENERAL

           Our 2005 Stock Plan (the "2005 Plan") was approved by our Board of Director's on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders.

           All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan ("Non-Plan Options"). As of March 21, 2006, options to purchase a total of 1,707,500 shares of common stock were outstanding under Non-Plan Options. We anticipate that future stock options will be issued pursuant to our 2005 Stock Plan or other future stock option plans as may be approved by our Board and shareholders in the future. As of March 21, 2006, there were no options to purchase common stock outstanding under our 2005 Stock Plan and 3,000,000 shares were available for issuance under our 2005 Stock Plan, subject to the limitations of authorized common stock. We are in the process of filing registration statements on Form S-8 for our 2005 Stock Plan and outstanding Non-Plan Options.

      SHARES SUBJECT TO THE PLAN

           A total of 3,000,000 shares of common stock are authorized for issuance under the 2005 Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 2005 Plan.

      ADMINISTRATION

           The 2005 Plan is to be administered by our Board of Directors or an appropriate committee of our Board of Directors. It is the intent of the 2005 Plan that it be administered in a manner such that option grants and exercises would be "exempt" under Rule 16b-3 of the Securities Exchange Act of 1934 (the "Exchange Act").

           Our Board of Directors or an appropriate committee is empowered to select those eligible persons to whom options shall be granted under the 2005 Plan, to determine the time or times at which each option or stock purchase right shall be granted, whether options will be incentive stock options ("ISOs") or nonqualified stock options ("NQOs"), and the number of shares to be subject to each option, and to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the 2005 Plan. Our Board of Directors or an appropriate committee has sole discretion to interpret and administer the 2005 Plan, and our decisions regarding the 2005 Plan are final.

           The 2005 Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by our Board of Directors. Neither our Board of Directors nor any committee may materially impair any outstanding options without the express consent of the optionee or increase the number of shares subject to the 2005 Plan, materially increase the benefits to optionees under the 2005 Plan, materially modify the requirements as to eligibility to participate in the 2005 Plan or alter the method of determining the option exercise price without shareholder approval. No option may be granted under the 2005 Plan after April 7, 2015.

      OPTION TERMS

           ISOs granted under the 2005 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of our total voting securities on the date of grant, the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant, and the option period may not exceed five years. NQOs granted under the 2005 Plan must have an exercise price of not less than 85% of the fair market value of the common stock on the date the NQO is granted.

           Options may be exercised during a period of time fixed by our Board of Directors or an appropriate committee, except that no option may be exercised more than ten years after the date of grant. In the discretion of our Board of Directors or an appropriate committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in the manner and for the type of consideration determined by our Board of Directors or an appropriate committee, which may include cash, check, one or more promissory notes, shares of our common stock, consideration received under a cashless exercise program implemented in connection with the 2005 Plan, or any combination of the foregoing.

      FEDERAL INCOME TAX CONSEQUENCES

           Holders of NQOs do not realize income as a result of a grant of the option, but normally realize compensation income upon exercise of an NQO to the extent that the fair market value of the shares of common stock on the date of exercise of the NQO exceeds the exercise price paid. We will be required to withhold taxes on ordinary income realized by an optionee upon the exercise of a NQO. In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

           Holders of ISOs will not be considered to have received taxable income upon either the grant or the exercise of the option. Upon the sale or other taxable disposition of the shares, long-term capital gain will normally be recognized on the full amount of the difference between the amount realized and the option exercise price paid if no disposition of the shares has taken place within either two years from the date of grant of the option or one year from the date of exercise. If the shares are sold or otherwise disposed of before the end of the one-year or two-year periods, the holder of the ISO must include the gain realized as ordinary income to the extent of the lesser of the fair market value of the option stock minus the option price, or the amount realized minus the option price. Any gain in excess of these amounts, presumably, will be treated as capital gain. We will be entitled to a tax deduction in regard to an ISO only to the extent the optionee has ordinary income upon the sale or other disposition of the option shares.

           Upon the exercise of an ISO, the amount by which the fair market value of the purchased shares at the time of exercise exceeds the option price will be an "item of tax preference" for purposes of computing the optionee's alternative minimum tax for the year of exercise. If the shares so acquired are disposed of prior to the expiration of the one-year and two-year periods described above, there should be no "item of tax preference" arising from the option exercise.

           THE TAX DISCUSSION SET FORTH ABOVE IS INCLUDED FOR GENERAL INFORMATION ONLY AND IS BASED UPON PRESENT LAW. EACH HOLDER OF OPTIONS UNDER THE 2005 PLAN SHOULD CONSULT HIS OR HER OWN TAX ADVISOR AS TO THE SPECIFIC TAX CONSEQUENCES OF THE TRANSACTION TO HIM OR HER, INCLUDING APPLICATION AND EFFECT OF FEDERAL, STATE, LOCAL AND OTHER TAX LAWS AND THE POSSIBLE EFFECTS OF CHANGES IN FEDERAL OR OTHER LAWS.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

           Section 7-109-102 of the Colorado Business Corporations Act (the "Colorado Act") authorizes a Colorado corporation to indemnify any director against liability incurred in any proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

           Unless limited by a corporation's articles of incorporation, Section 7-109-105 of the Colorado Act authorizes a director to apply for indemnification to the court conducting the proceeding or another court of competent jurisdiction. Unless limited by the articles of incorporation, Section 7-109-107 of the Colorado Act extends this same right to officers of a corporation as well.

           Unless limited by a corporation's articles of incorporation, Section 7-109-103 of the Colorado Act requires that a Colorado corporation indemnify a director who was wholly successful in defending any proceeding to which he or she was a party against reasonable expenses incurred in connection therewith. Unless limited by the articles of incorporation, Section 7-109-107 of the Colorado Act extends this same protection to officers of a corporation as well.

           Pursuant to Section 7-109-104 of the Colorado Act, a Colorado corporation may advance a director's expenses incurred in defending any action or proceeding upon receipt of an undertaking and a written affirmation of his or her good faith belief that he or she has met the standard of conduct specified in Section 7-109-102 described above. Unless limited by the articles of incorporation, Section 7-109-107 of the Colorado Act extends this same protection to officers of a corporation as well.

           Regardless of whether a director or officer has the right to indemnity, Section 7-109-108 of the Colorado Act allows a Colorado corporation to purchase and maintain insurance on such directors or officers behalf against liability resulting from his or her role as director or officer.

           Our Articles of Incorporation do not limit any of the rights afforded to our directors and officers under the Colorado Act and Article VI of our Bylaws states that any director or officer who is involved in litigation by reason of his or her position with us as a director or officer shall be indemnified and held harmless by us to the fullest extent authorized by law as it now exists or may subsequently be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights). Our directors and officers are also presently covered by an insurance policy indemnifying them against certain liabilities, including certain liabilities arising under the Securities Act, which might be incurred by them in such capacities and against which they may not be indemnified by us. We believe that the indemnification and insurance provided to our directors and officers is necessary to attract and retain qualified persons as directors and officers.

           To the extent indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth, as of March 21, 2006, certain information with respect to the beneficial ownership of our common stock by (i) each of our Named Executive Officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 54,204,367 shares of common stock outstanding as of March 21, 2006.

                                                      NUMBER OF SHARES OF COMMON STOCK         PERCENT OF COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                                  BENEFICIALLY OWNED                    BENEFICIALLY OWNED
---------------------------                                  ------------------                    ------------------
Thomas M. Wittenschlaeger                                             3,116,667(2)                          5.74%

Bob van Leyen                                                           600,000(3)                          1.10%

Edwin Hoffman(4)                                                      1,875,000                             3.46%

Ananda Perera(5)                                                      2,125,000                             3.92%

Tarek Obaid
Fininfor Conseil
11 rue du General-Du-Four
1204 Geneve, Switzerland                                              3,099,919(6)                          5.72%

Albert Wong                                                             450,000(7)                          *

Ken Bramlett                                                             33,333(8)                          *

Larry L. Enterline                                                       33,333(9)                          *

All executive officers and directors as a group
(7 persons)                                                           8,233,333(10)                         15.00%

* Less than 1%.
__________________________

(1) Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705.
(2) Thomas Wittenschlaeger is our President, Chief Executive Officer and Chairman of the Board. Includes 116,667 shares of common stock issuable upon the exercise of options which were exercisable as of March 21, 2006 or exercisable within 60 days after March 21, 2006.
(3) Bob van Leyen is our Chief Financial Officer and Secretary. Includes 200,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 21, 2006 or exercisable within 60 days after March 21, 2006.
(4) Edwin Hoffman is our former Chief Development Officer. Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Mr. Hoffman no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. Mr. Hoffman's new title is "Founder and Chief Solutions Architect."
(5) Ananda Perera is our former Chief Technical Officer. Effective as of July 1, 2005, as a result of the continued evolution of our organizational structure, Mr. Perera no longer meets the criteria of an "officer" as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. Mr. Perera's new title is "Founder and Chief Enterprise Architect."

(6) Includes 683,463 shares of common stock directly owned by Tarek Obaid and an additional 2,416,456 shares of common stock which we are informed and believe are indirectly beneficially owned by Tarek Obaid as follows: 1,072,456 shares owned by Turki bin Abdullah, 672,000 shares owned by Almamlaka, Ltd., and 672,000 shares owned by The Leopard-Alliance.
(7) Albert Wong is one of our directors. Includes 33,333 shares of common stock issuable upon the exercise of options which were exercisable as of March 21, 2006 or exercisable within 60 days after March 21, 2006. Also includes 138,889 shares of common stock, 138,889 shares underlying Series C Warrants and 138,889 shares underlying Series D Warrants held by DMK Investments, LLC, the power to vote or dispose of which is shared by Albert Wong and Lia Wong as Managers of DMK Investments, LLC.
(8) Ken Bramlett is one of our directors. Includes 33,333 shares of common stock issuable upon the exercise of options which were exercisable as of March 21, 2006 or exercisable within 60 days after March 21, 2006.
(9) Larry L. Enterline is one of our directors. Includes 33,333 shares of common stock issuable upon the exercise of options which were exercisable as of March 21, 2006 or exercisable within 60 days after March 21, 2006.
(10) Includes 400,000 shares of common stock and 200,000 shares issuable upon the exercise of options held by Bob van Leyen; 3,000,000 shares of common stock and 116,667 shares issuable upon the exercise of options held by Thomas Wittenschlaeger; 1,875,000 shares of common stock held by Edwin Hoffman; 2,125,000 shares of common stock held by Ananda Perera; 33,333 shares issuable upon the exercise of options held by Albert Wong; 33,333 shares issuable upon the exercise of options held by Ken Bramlett; and 33,333 shares issuable upon the exercise of options held by Larry L. Enterline. Also includes 138,889 shares of common stock, 138,889 shares underlying Series C Warrants and 138,889 shares underlying Series D Warrants held by DMK Investments, LLC, the power to vote or dispose of which is shared by Albert Wong and Lia Wong as Managers of DMK Investments, LLC.

EQUITY COMPENSATION PLAN INFORMATION

           The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005.


                                        Number of Shares to be       Weighted Average       Number of Securities Available
Plan Category                             Issued Upon Exercise         Exercise Price                 for Issuance
----------------------------------      ----------------------       ----------------       ------------------------------
PLANS APPROVED BY STOCKHOLDERS
    2005 Stock Plan(1)                              0                        N/A                        3,000,000

PLANS NOT APPROVED BY STOCKHOLDERS
    Non-Plan Stock Options(2)                   2,020,000                  $1.00                           N/A
    Warrants for Services(3)                   10,008,119                   1.59                           N/A
TOTAL                                          12,028,119                   1.49                        3,000,000

__________________________

(1) Our 2005 Stock Plan (the "2005 Plan") was approved by our Board of Director's on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders. Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted.
(2) Consists of stock options to purchase shares of our common stock granted to our employees, executive officers and directors outside of a formal stock option plan. These stock options vest at the rate of 33-1/3% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant. On January 5, 2005, our Board of Directors unilaterally repriced the exercise price of all outstanding stock options held by our employees and directors that had an exercise price greater than $1.00 per share to have a new exercise price equal to $1.00 per share.
(3) Consists of warrants to purchase shares of our common stock granted in consideration for consulting services, advisory services, placement agent services and similar services rendered to us by third parties.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On November 7, 2003, we entered into an agreement with Express Manufacturing, Inc. ("EMI") to provide us contract manufacturing services. EMI is owned by director Albert Wong's in-laws. Mr. Wong is an advisor to EMI, but has no direct financial interest in the company. EMI manufactures printed board assemblies for us in quantities and prices as set forth in quotations delivered to us for review and acceptance. Under this arrangement, we made no payments to EMI in the fiscal year ended December 31, 2003 and approximately $183,000 and $143,000 in payments during fiscal year ended December 31, 2004 and 2005, respectively. Please refer to the detailed description of our manufacturing arrangement with EMI set forth in Item 1 of this Report under the caption "Manufacturing and Suppliers" for more information regarding our relationship with EMI.

           We previously entered into a consulting agreement with Alchemy Advisors, LLC and Atlantic Communications, Inc., entities under the common control of shareholder Mr. Micro Teta, who as of December 31, 2003, owned, directly or indirectly, 17.73% of our common stock. This shareholder subsequently informed our Chief Financial Officer that he had reduced his shareholdings to one million shares (or 3.2% of shares outstanding) as of December 31, 2004, although we are unable to verify the amount of such holdings. The consulting agreement was for a two-year period beginning July 1, 2003 and included payment of $180,000 and the issuance of 3,136,100 shares of our common stock (valued at $1,568,050 at the time of issuance). The consulting agreement was terminated by mutual consent of the parties as of December 31, 2004, prior to its scheduled expiration. We are informed and believe that Mr. Teta passed away in 2005 and we are unaware of how his estate has distributed any shares of our common stock held by him.

           Director Albert Wong is Manager and controlling shareholder of DMK Investments, LLC ("DMK"). In June 2004, DMK purchased 138,889 shares of our common stock, 138,889 Series C Warrants and 138,889 Series D Warrants. DMK purchased the common stock and warrants at the same price ($1.80 per unit, each unit consisting of one share of common stock, one Series C Warrant and one Series D Warrant) and on the same terms and conditions as all other investors in our June 2004 financing. The Series C Warrants expire 60 days after the effective date of a registration statement covering the common stock, Series C Warrants and Series D Warrants issued in our June 2004 financing. A registration statement covering these securities has been filed with the SEC, but has not yet been declared effective. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, we amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. On December 12, 2005, we entered into an amendment with the holders of our Series D Warrants, including DMK, to reduce the exercise price of the Series D Warrants to $0.50 per share. The amendments to reduce the exercise price of both the Series C Warrants and the Series D Warrants were in each case unanimously approved by our Board of Directors.

ITEM 13.     EXHIBITS

    EXHIBIT
    NUMBER                                DESCRIPTION
    ------                                -----------

      2.1 Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on October 22, 2003)
      2.2 Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed with the SEC on October 22, 2003)
      3.1 Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      3.2 Articles of Amendment to Articles of Incorporation increasing Company's authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 15, 2005)
      3.3 Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
      3.4 Amendment to Bylaws - Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)

    EXHIBIT
    NUMBER                                DESCRIPTION
    ------                                -----------

      10.1 Full Service Lease dated May 3, 2004 between PS Business Parks, L.P., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005).
      10.2x Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks Technology, Inc.
      10.3 Form of Security Purchase Agreement in conjunction with April 2004 equity funding (incorporated herein by reference to Exhibit 10.1 to the Company's 10-KSB for fiscal year ended December 31, 2003, filed with the SEC on April 14, 2004)
      10.4 Form of Registration Rights Agreement in conjunction with April 2004 equity funding (incorporated herein by reference to Exhibit 10.2 to the Company's 10-KSB for fiscal year ended December 31, 2003, filed with the SEC on April 14, 2004)
      10.5  Form of Series A Warrant (incorporated herein by reference to
            Exhibit 10.4 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.6  Form of Series B Warrant (incorporated herein by reference to
            Exhibit 10.5 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.7 Form of Convertible Loan Letter Agreement (8% interest) issued in conjunction with bridge loan financing between December 2003 and April 2004 (incorporated herein by reference to Exhibit 10.10 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.8 Securities Purchase Agreement by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. in conjunction with June 2004 private placement of common stock and warrants (incorporated herein by reference to Exhibit 10.14 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.9 Registration Rights Agreement by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. in conjunction with June 2004 private placement of common stock and warrants (incorporated herein by reference to Exhibit 10.15 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.10 Amendment No. 1 to Registration Rights Agreement, effective December 12, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-131184, filed with the SEC on January 20, 2006)
      10.11 Letter Agreement, effective as of September 20, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the SEC on September 26, 2005)
      10.12 Form of Series C Warrant (incorporated herein by reference to
            Exhibit 10.6 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.13 Form of Letter Amendment to Series C Warrant reducing exercise price to $1.25 per share (incorporated herein by reference to Exhibit 10.7 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
      10.14 Amendment No. 1 to Series C Warrant, effective December 12, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form SB-2, Registration No. 333-131184, filed with the SEC on January 20, 2006)
      10.15 Form of Series D Warrant (incorporated herein by reference to
            Exhibit 10.8 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)

    EXHIBIT
    NUMBER                                DESCRIPTION
    ------                                -----------

      10.16 Amendment No. 1 to Series D Warrant, effective December 12, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2, Registration No. 333-131184, filed with the SEC on January 20, 2006)

      10.17 Managing Dealer Agreement dated March 22, 2005 between Brookstreet
            Securities Corporation and Raptor Networks Technology, Inc., entered into in conjunction with our 2005 Private Placement of "units"
            (incorporated herein by reference to Exhibit 10.16 to the Company's
            10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
     10.18x 2005 Stock Plan effective June 9, 2005 **
     10.19x Form of 2005 Stock Plan Stock Option Agreement **
      21x   Subsidiaries of the Registrant
      31.1x Certification of the Chief Executive Officer Required by Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2x Certification of the Chief Financial Officer Required by Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32x   Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002


x          Filed herewith.
** This exhibit is a management contract or a compensatory plan or arrangement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2005 and December 31, 2004 by our auditors, Comiskey & Company, P.C. ("Comiskey & Company").

                                              FISCAL 2005         FISCAL 2004
                                              -----------         -----------

          Audit Fees(1)                    $       19,023        $     18,431

          Audit-Related Fees(2)            $          364        $          0

          Tax Fees(3)                      $        3,000        $      3,000

          All Other Fees(4)                $            0        $          0
-------------------

(1) AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Comiskey & Company in connection with statutory and regulatory filings or engagements.

(2) AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3) TAX FEES consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4) ALL OTHER FEES consist of fees for products and services other than the services reported above.

           Our Audit Committee is responsible for approving all Audit, Audit-Related, Tax and Other Services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by our company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006                       RAPTOR NETWORKS TECHNOLOGY, INC.


                                            By:  /s/ Thomas M. Wittenschlaeger
                                                 -------------------------------
                                                 Thomas M. Wittenschlaeger,
                                                 Chief Executive Officer


Dated: March 31, 2006                       RAPTOR NETWORKS TECHNOLOGY, INC.


                                            By:  /s/ Bob van Leyen
                                                 -------------------------------
                                                 Bob van Leyen,
                                                 Chief Financial Officer

           Pursuant to requirements of the Securities Exchange Act of 1934, an amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                         Capacity               Date
           ---------                         --------               ----

/s/ Thomas M. Wittenschlaeger                Director         March 31, 2006
------------------------------------
    Thomas M. Wittenschlaeger


/s/ Ken Bramlett                             Director         March 31, 2006
------------------------------------
    Ken Bramlett


/s/ Larry L. Enterline                       Director         March 31, 2006
------------------------------------
    Larry L. Enterline


/s/ Albert Wong                              Director         March 31, 2006
------------------------------------
    Albert Wong

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm ....................F-2

Financial Statements

      Consolidated Balance Sheets...........................................F-3

      Consolidated Statements of Operations.................................F-4

      Consolidated Statements of Stockholders' Equity (Deficit).............F-5

      Consolidated Statements of Cash Flows.................................F-6

      Notes to Consolidated Financial Statements............................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Raptor Networks Technology, Inc.


We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Networks Technology, Inc. as of December 31, 2004 and 2005, and the consolidated results of its operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has sustained accumulated losses from operations totaling more than $37,500,000 at December 31, 2005. This condition, and the fact that the Company has had no significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
March 15, 2006

                                                          /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                               December 31,    December 31,
                                                                                  2005            2004
                                                                               ------------    ------------
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $  1,442,130    $     39,213
   Inventory, net                                                                  1,132,322       1,212,290
   Prepaid expenses                                                                  199,246         260,297
   License fees                                                                      305,320         259,480
   Other current assets                                                              199,899           9,633
                                                                                ------------    ------------
      Total current assets                                                         3,278,917       1,780,913

PROPERTY AND EQUIPMENT, NET                                                          587,659         770,446

OTHER ASSETS
   Debt issue cost                                                                    12,838          25,676
   Deposits                                                                          102,362         104,333
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $  3,981,776    $  2,681,368
                                                                                ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                             $    155,412    $    418,320
   Deferred revenue                                                                       --          44,000
   Accrued liabilities                                                               144,239       1,097,686
   Short-term debt                                                                        --          87,817
   Short-term convertible debt                                                            --       1,000,000
   Accrued interest payable                                                           52,464          51,719
                                                                                ------------    ------------
      Total current liabilities                                                      352,115       2,699,542

Long-term convertible debt                                                         1,214,290       1,214,290

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 5,000,000 shares authorized                             --              --
   Common stock, $.001 par; 75,000,000 and 50,000,000 shares
      authorized 54,204,367 and 30,845,942 shares issued and outstanding              54,204          30,846
   Additional paid-in capital                                                     43,971,664      26,956,247
   Accumulated deficit                                                           (41,610,497)    (28,219,557)
                                                                                ------------    ------------
      Total stockholders' equity (deficit)                                         2,415,371      (1,232,464)
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $  3,981,776    $  2,681,368
                                                                                ============    ============

              The accompanying notes are an integral part of these consolidated financial statements






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  December 31,     December 31,
                                                      2005             2004
                                                  ------------     ------------

REVENUE, NET                                      $    289,236     $     54,040
COST OF SALES                                          120,300           27,330
                                                  ------------     ------------

GROSS PROFIT                                           168,936           26,710
                                                  ------------     ------------

OPERATING EXPENSES
   Consulting                                               --          714,935
   Finder's Fees                                     1,064,405          985,857
   Cost of warrants granted                          3,432,994          120,000
   Stock for services                                       --       11,208,856
   Salary expense and salary related costs           2,630,429        3,032,400
   Marketing expense                                   349,310          189,843
   Research & Development                              403,057        1,167,068
   Selling, general and administrative               2,766,716        3,075,302
                                                  ------------     ------------

    Total operating expenses                        10,646,911       20,494,261
                                                  ------------     ------------

Loss from operations                               (10,477,975)     (20,467,551)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
   Interest income                                       2,779            7,681
   Cost associated with convertible debt            (2,652,000)              --
   Interest expense                                   (263,744)        (115,114)
                                                  ------------     ------------

Total other income (loss)                           (2,912,965)        (107,433)
                                                  ------------     ------------

Loss before income taxes                           (13,390,940)     (20,574,984)
                                                  ------------     ------------

Income tax benefit                                          --               --

NET LOSS                                          $(13,390,940)    $(20,574,984)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.33)    $      (0.73)
                                                  ============     ============

Basic and diluted weighted average number
  of shares outstanding                             40,001,954       28,364,188
                                                  ============     ============


        The accompanying notes are an integral part of these consolidated financial statements






                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                 Common Stock                     Additional                               Total
                                    ---------------------------------  Additional  Paid-in                             stockholders'
                                      Number of                         Paid-in    Capital-    Deferred    Accumulated    equity
                                       shares    Amount    Subscribed   Capital    Warrants  Compensation    Deficit     (deficit)
                                    ------------ --------- ---------- ----------- ---------- ------------- ----------- ------------

Balance, December 31, 2003           20,556,719   20,557      (500)    9,831,677          --  (1,543,996)  (7,644,573)     663,165

Common stock issued for services,
March 17, 2004 $1.58 per share        5,920,600    5,921        --     9,348,627          --          --           --    9,354,548

Common stock issued for cash,
April 2, 2004 $1.75 per share         3,200,000    3,200        --     5,596,800          --          --           --    5,600,000

Common stock issued for cash,
April-June $1.80 per share              972,223      973        --     1,749,029          --          --           --    1,750,002

Common stock issued for services,
April-June 2004 $1.58 per share         200,000      200        --       315,800          --          --           --      316,000

Write-off of common stock
subscribed, May 2004                         --       --       500            --          --          --           --          500

Common stock retired                     (3,600)      (5)       --        (5,686)         --          --           --       (5,691)

Valuation conversion related to
issuance of warrants                         --       --        --            --     120,000          --           --      120,000

Net loss for the year ended
December 31, 2004                            --       --        --            --          --   1,543,996  (20,574,984) (19,030,988)
                                    ----------- --------   -------   -----------  ----------  ----------  -----------  -----------

Balance, December 31, 2004           30,845,942   30,846        --    26,836,247     120,000          --  (28,219,557)  (1,232,464)
                                    ----------- --------   -------   -----------  ----------  ----------  -----------  -----------
Common stock issued for legal
settlement, January 12, 2005
$0.40 per share                         975,000      975        --       388,538          --          --           --      389,513

Common stock issued for legal
settlement, January 12, 2005
$0.578 per share                        262,500      262        --       151,463          --          --           --      151,725

Common stock and warrants issued
for Cash, April - June 2005 $0.50
per share                             4,262,000    4,262        --     2,126,738          --          --           --    2,131,000

Common stock and warrants issued
for Cash, July - September 2005
$0.50 per share                       6,355,000    6,355        --     3,171,145          --          --           --    3,177,500

Common stock issued in bridge loan
conversion $0.40 per share            1,540,244    1,540        --       614,557          --          --           --      616,097

Common stock issued in bridge loan
conversion $0.50 per share            6,023,931    6,024        --     2,503,947          --          --           --    2,509,971

Common stock issued for services
issued for Note                         300,000      300        --       157,800          --          --           --      158,100

Beneficial conversion
Feature of convertible notes                 --       --        --            --   2,271,400          --           --    2,271,400

Detachable common stock purchase
warrants                                     --       --        --            --     380,600          --           --      380,600

Warrants issued as a financing
incentive                                    --       --        --            --   3,432,994          --           --    3,432,994

Common stock and warrants issued
for Cash, Oct - December 2005
$0.50 per share                       3,639,750    3,640        --     1,816,235          --          --           --    1,819,875

Net loss for the year ended December
31, 2005                                     --       --        --            --          --          --  (13,390,940) (13,390,940)
                                    ----------- --------   -------   -----------  ----------  ----------  -----------  -----------

Balance, December 31, 2005           54,204,367   54,204        --    37,766,670   6,204,994          --  (41,610,497)   2,415,371
                                    ----------- --------   -------   -----------  ----------  ----------  -----------  -----------

                         The accompanying notes are an integral part of the consolidated financial statements.




                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    December 31, 2005   December 31, 2004
                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                        $(13,390,940)        $(20,574,984)
      Adjustments to reconcile net loss
      to net cash flows from operating
      activities:
           Depreciation                                                    316,388              180,387
           Amortization                                                     12,838            1,556,834
           Common stock issued for services/settlements                    699,338            9,670,548
           Interest expense related to debt conversion                   2,652,000                   --
           Common stock issued for interest payable related to
           debt conversion                                                 166,068                   --
           Warrants issued                                               3,432,994              120,000
           Forgiveness of Stock receivable                                      --                  500
      Gain on disposal of property and equipment                                --               (1,271)
      Changes in operating assets
           and liabilities:
            Other current assets                                          (190,266)              28,472
            Note receivable                                                     --               60,000
            Deposits                                                         1,971              (79,413)
            Prepaid assets                                                  61,051              123,109
            License fees                                                   (45,840)            (173,480)
            Inventories                                                     79,968             (983,216)
            Accounts payable                                              (262,908)             (26,644)
            Interest payable                                                   745               51,719
            Other accrued liabilities                                     (953,447)           1,063,632
            Deferred Revenue                                               (44,000)              44,000
            Accrued payroll and payroll taxes                                   --             (129,024)
                                                                      ------------         ------------
      Net cash flows from operating
       activities                                                       (7,464,040)          (9,068,831)
                                                                      ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of property and equipment                         --                2,410
           Property and equipment purchases                               (133,601)            (569,714)
                                                                      ------------         ------------
      Net cash flows from investing
       activities                                                         (133,601)            (567,304)
                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of Common Stock                                      7,128,375            7,350,002
           Retirement of shares                                                 --               (5,691)
           Payments on short-term debt                                     (87,817)                  --
           Proceeds from convertible Debt                                1,960,000            2,014,290
                                                                      ------------         ------------
      Net cash flows from investing
       activities                                                        9,000,558            9,358,601
                                                                      ------------         ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                    1,402,917             (277,534)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            39,213              316,747
                                                                      ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  1,442,130         $     39,213
                                                                      ============         ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY

Property and equipment acquired by short term note                               -               87,817
Interest paid                                                               80,922               50,543
Taxes paid                                                                      22                2,400


                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

DESCRIPTION
-----------
The Company is a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications. The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony, and technology refresh. The Company is currently focusing on the United States market. In 2003, the Company was in the development stage. Principal operations have commenced, although minimal revenues have been recognized to date.

The Company was incorporated under the laws of the state of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. ("Pacific"). The principal office of the corporation is 1241 E. Dyer Rd., Suite 150, Santa Ana, California 92705.

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

Pursuant to terms of the acquisition agreement, all of the issued and outstanding common stock of Raptor, 19,161,256 shares, was acquired by Pacific, share-for-share, in exchange for its authorized but previously unissued common stock. Upon completion of the acquisition, Raptor became a wholly owned subsidiary of Pacific and the Raptor shareholders became shareholders of Pacific. Unless otherwise indicated, all references in these financial statements to "the Company" include Pacific and its wholly owned subsidiary, Raptor. All intercompany transactions have been eliminated. On December 3, 2003, Pacific changed its name to Raptor Networks Technology, Inc.

The acquisition transaction has been treated as a reverse merger, with Raptor considered the accounting acquirer. The Company's reporting year end was subsequently changed from August 31 to December 31.

REVENUE RECOGNITION
-------------------
The Company records revenues when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss have passed to the customer. Revenue is deferred in all instances where the earnings process is incomplete. The Company recognizes revenue from distribution sales when all contingencies are satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios have been developed.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

PREPAID EXPENSES
----------------
Prepaid expenses represent amounts paid in advance for contracts extending past the period end date.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           ------------------------------------------------------

INVENTORY
---------
Inventory is recorded at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2005 consists of raw materials and finished goods.

LICENSE FEES
------------
The Company capitalizes software license fees from third party software which is included in its systems. These costs will be amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software. For the years ended December 31, 2004 and 2005, the amount of capitalized license fees totaled $260,000 and $310,000, respectively. Amortization of these license fees included in cost of sales for the years ended December 31, 2004 and 2005 totaled $520 and $4,160 respectively.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows: computer equipment, furniture and fixtures and testing equipment are depreciated over three years, office equipment is depreciated over seven years and leasehold improvements are depreciated over the term of the lease.

REPAIRS AND MAINTENANCE
-----------------------
Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

MARKETING COSTS
---------------
Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2005, advertising costs were $189,843 and $349,310 respectively.

RESEARCH AND DEVELOPMENT COSTS
------------------------------
Research and development costs, which are expensed as incurred, are comprised of the following costs incurred in performing R&D activities: product design cost including rental of design tools, consumables, and costs of prototypes.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
-------------------------------------------
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for the years ended December 31, 2004 and 2005.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


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

STOCK-BASED COMPENSATION
------------------------
The Financial Accounting Standards Board has issued "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock-based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under APB Opinion No. 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied.

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. The following table illustrates the effect on net loss and net loss per share had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments.

                                                                             December 31, 2005           December 31,2004
                                                                             -----------------           ----------------
Net Income (loss)
    As reported.......................................................          $  (13,390,940)             $ (20,574,984)
    Stock-based employee compensation expense determined under
       the fair value method..........................................                (167,392)                  (619,995)

    Pro forma.........................................................          $  (13,558,332)             $ (21,194,979)
                                                                                ===============             ==============
Basic net loss per share
    As reported.......................................................          $        (0.33)             $       (0.73)

    Pro forma.........................................................          $        (0.34)             $       (0.75)

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           ------------------------------------------------------

STOCK-BASED COMPENSATION (CONTINUED)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                       December 31, 2005     December 31,2004
                                       -----------------     ----------------
    Average Fair Value................   $0.44 - $0.92         $0.48 -$3.55
    Dividend Yield....................         -                    -
    Risk Free Interest Rate...........       6.0%                  6.0%
    Expected Life.....................      3 Years              3 Years
    Expected Volatility...............    612 - 630%            131 - 531%


Effective in the first quarter of 2006, the Company will be required to adopt the provisions of SFAS No. 123(R) - SHARE-BASED PAYMENT. The Company expects to record periodic compensation cost over the remaining vesting period of existing options under the modified prospective method of adoption. New equity awards will be recorded at fair value over the period that services are rendered, as adjusted for anticipated forfeitures of equity instruments.

CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS
-------------------------------------------------
The Financial Accounting Standards Board has issued "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2004 and the year ended December 31, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

CONCENTRATION OF RISK
---------------------
From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2005 was approximately $1,380,000.

LOSS PER SHARE
--------------
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

STOCK BASIS
-----------
Shares of common stock issued for services in 2004 were valued on the same level as shares sold for cash through a private placement during the second quarter of 2004 minus a discount of 10% for anticipated stock price movements in the open market.

COMPENSATED ABSENCES
--------------------
During the current year the Company implemented a personal time off policy. Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days. For the years ended December 31, 2004 and 2005 the balance owed for compensated absences was $73,470 and $82,821 respectively.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact SFAS No. 155 will have on our consolidated financial statements, if any.

PRESENTATION AS A GOING CONCERN
-------------------------------
The Company has had only a limited operating history with minimal sales, and has sustained operating losses of $20,574,984 in 2004 and $13,390,940 in 2005. Although at December 31, 2005, the Company had a working capital position of $2,926,802 and a stockholders' equity of $2,415,371, these results came primarily from additional debt financing and the conversion of debt to equity. Future operations may not sustain these positive positions. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is looking to address these conditions by raising additional capital to fund continuing operations. However, the Company currently has no commitments for any additional financing and there can be no assurance that the Company will be able to obtain requisite financing on acceptable terms, if at all. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


2.         PROPERTY & EQUIPMENT
           --------------------

Property and equipment consisted of the following:
                                           December 31, 2005   December 31, 2004
                                           -----------------   -----------------

Furniture and Office equipment               $   188,481         $   136,350
Computer equipment                               193,701             167,048
Testing equipment                                606,738             537,314
Leasehold Improvements                           113,317             127,924
                                             -----------         -----------
                                               1,102,237             968,636
Less: Accumulated depreciation                  (514,578)           (198,190)
                                             -----------         -----------

                                             $   587,659         $   770,446
                                             ===========         ===========

3.         INVENTORY
           ---------

Inventory consisted of the following:
                                           December 31, 2005  December 31, 2004
                                           -----------------  -----------------

Raw Materials                                $   962,483         $ 1,006,385
Finished Goods                                   169,839             205,905
                                             -----------         -----------

                                             $ 1,132,322         $ 1,212,290
                                             ===========         ===========


4.         CONVERTIBLE DEBT
           ----------------

                                   8%, 3 YEAR NOTES   10% BRIDGE NOTES     8% BRIDGE NOTES
                                   ----------------   ----------------     ---------------
Balance at December 31, 2004            $ 1,214,000        $ 1,000,000         $        --

   Issuance of Notes                             --          1,360,000             600,000
   Conversion on August 25, 2005                 --         (2,360,000)                 --
   Conversion on July 15, 2005                   --                 --            (600,000)
                                        -----------        -----------         -----------
Balance at December 31, 2005            $ 1,214,000        $        --         $        --
                                        ===========        ===========         ===========

8%, 3 Year Notes
----------------

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


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

The 10% Convertible Notes were issued along with 1,416,000 Series E Common Stock Purchase Warrants to purchase Common shares at $0.60 per share for a term of five years from issuance. The net proceeds from the issuance of convertible debt and warrants was first allocated to the convertible debt and the warrants in the ratio of their respective fair values, resulting in a discount from the debt related to the Series E Warrants (of which $120,000 was recognized in 2004). Since the 10% Convertible Notes were due on demand, the entire discount of $1,743,300 on the convertible debt and $380,600 for the Series E Warrants was charged to operations in the year incurred. Upon resolution of the Qualified Financing contingency, the value assigned to the beneficial conversion feature was recorded as additional debt discount in the amount of $2,124,000 and charged to operations in 2005.

The Series E Warrants have an exercise price of $0.60 per share and shall expire five years from the date of issuance. Management believes that it is reasonable to assume that the 1,416,000 Series E Warrants will be settled in shares. With respect to the valuation of the 1,416,000 Series E Warrants, issued between November 2004 and February 2005, a volatility of 88%, a strike price of $0.60, an option value of $0.27 - $0.72 and using the Black-Scholes model, an additional expense of financing of $395,190 has been recognized during the year 2005.

As of the August 25, 2005 closing of the Company's most recent "2005 Private Placement" of units consisting of common stock and warrants, the Company had raised total gross proceeds of $3,558,500 through such 2005 Private Placement. In addition, between February 2005 and April 2005 (and as described in more detail below), the Company secured additional private debt financing from various private-party non-affiliates in the original aggregate principal amount of $600,000 through the issuance of 8% Convertible Bridge Notes. After adding this $600,000 in convertible debt financing to the gross proceeds of the 2005 Private Placement, the aggregate gross proceeds to the Company were $4,158,500. As a result, the Company achieved a 10% Note Qualified Financing and, accordingly, the $4,000,000 automatic conversion event of the 10% Notes was triggered upon the August 25, 2005 closing of the 2005 Private Placement.

As of August 25, 2005, the total principal and accrued interest under the 10% Notes was $2,509,971. After taking into account the provision of the 10% Notes which provided that the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes, the holders of the 10% Notes were deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of the Company's 2005 Private Placement, the holders were entitled to an aggregate of 6,023,932 shares of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement) and 1,505,989 Series G-BH Warrants to purchase the Company's common stock. The Series G-BH Warrants have an exercise price of $2.50 per share of common stock, expire five years from the date of issuance, and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 1,505,989 Series G-BH Warrants, issued between November 2004 and February 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.17 - $0.51 and using the Black-Scholes model, an additional expense of financing of $552,126 has been recognized during the year 2005.

8% Convertible Bridge Notes
---------------------------

Between February 2005 and April 2005, the Company secured private debt financing from various private-party non-affiliates in the original aggregate principal amount of Six Hundred Thousand Dollars ($600,000). The net proceeds to the

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


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

As of the July 15, 2005 closing of the Company's 2005 Private Placement, the Company had raised total gross proceeds of $2,416,000 through such 2005 Private Placement. After adding the $600,000 in 8% Notes to these gross proceeds as required by the conversion provisions of the 8% Notes, the aggregate gross proceeds from the 2005 Private Placement and 8% Notes was $3,016,000. As a result, the Company achieved an 8% Note Qualified Financing and, accordingly, the $3,000,000 automatic conversion event of the 8% Notes was triggered upon the July 15, 2005 closing of the 2005 Private Placement.

As of July 15, 2005, the total principal and accrued interest under the 8% Notes was $616,097. Pursuant to the 20% discount in conversion price discussed above, the conversion price of the 8% Notes was $0.40 per share of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement). Based on this $0.40 per share conversion price, the holders of the 8% Notes were entitled to an aggregate of 1,540,244 shares of the Company's common stock. The conversion of the 8% Notes did not entitle the holder's thereof to any warrants to purchase common stock.

Since the conversion of the 8% Notes was contingent on the fact that an equity based financing of at least $3,000,000 be obtained, the total charge was measured as per the date of issuance of the notes in the first and second quarter of 2005 and this charge was recognized during the third quarter of 2005 as prescribed under paragraph 13 of EITF 98-5 upon obtaining the 8% Note Qualified Financing of $3,000,000. For the valuation of the conversion feature of the note, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds ranging from $0.55 - $0.76 and a volatility of 88%, the total amount charged to operations during the year 2005 is $528,000.

The total interest expenses for all of the notes referenced in this Note 4 amounted to $102,172 and $2,586,678 for the years ended December 31, 2004 and 2005 respectively.

5.    STOCKHOLDERS' EQUITY
      --------------------

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

During 2003 the Company's former corporate lawyer was granted 50,000 shares at $0.01. Based on this grant a stock subscription receivable of $500 was booked. In connection with the non-renewal of the contract with the Company's former corporate lawyer, the Company considered it appropriate to write off the subscription receivable in 2004.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


During 2005, the Company issued 975,000 shares and 262,500 shares, respectively, in connection with the settlement of two lawsuits as more fully described in the Company's Current Reports on Form 8-K filed with the SEC on January 24, 2005 and February 22, 2005, respectively. The Company also issued 300,000 shares for services. In connection with the Company's 2005 Private Placement and the conversion of convertible debt, the Company issued 14,256,750 shares at $0.50 per share for total proceeds of $7,128,375, 1,540,243 shares at $0.40 per share for total proceeds of $616,097 (as a result of the conversion of the 8% Notes discussed in Note 4 above) and 6,023,932 shares at $0.42 per share for total proceeds of $2,509,971 (as a result of the conversion of the 10% Notes discussed in Note 4 above).

The Company's authorized capital consists of 50,000,000 and 75,000,000 shares of common stock, par value $0.001 per share at December 31, 2004 and December 31, 2005, respectively, and 5,000,000 shares of preferred stock, no par value per share.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


6.         STOCK OPTIONS AND WARRANTS
           --------------------------

On July 15, 2004, the Company's Board of Directors approved a formal stock option plan subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. As of December 31, 2005, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. During the period between January 2005 and December 2005, 5,070,177 warrants were granted with an exercise price of $2.50 per share, 231,036 warrants were granted with an exercise price of $0.40 per share, 2,740,906 warrants were granted with an exercise price of $0.50 per share, 1,016,000 warrants were granted with an exercise price of $0.60 per share and 770,000 options were granted subject to board approval with an exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. Options and warrants are summarized as follows:

                                                         Weighted Average
                                           Shares         Exercise Price

Outstanding at December 31, 2003          1,405,000         $   1.50

Granted                                  12,609,468             2.29
Cancelled                                (4,875,000)            1.32
Exercised                                        --               --
                                        -----------         --------
Outstanding at December 31, 2004          9,139,468         $   2.67

Granted                                   9,828,119             1.58
Cancelled                                  (692,500)            1.00
Exercised                                        --               --
                                        -----------         --------
Outstanding at December 31, 2005         18,275,087         $   1.09
                                        ===========         ========

The following table summarizes options and warrants outstanding at December 31, 2005:

      Range        Number     Wtd. Ave. Life   Wtd. Ave. Price    Exercisable
      -----        ------     --------------   ---------------    -----------

    .50-3.50     18,275,087     1.18 years          $1.09         16,808,419

As further consideration for securing the 8% Notes (as described in Note 4 above), the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares issued upon conversion of the 8% Notes. Based on the 1,540,243 shares of common stock issuable as a result of the conversion of the 8% Notes on July 15, 2005, the placement agent and its designees were issued an aggregate of 231,036 Series F Warrants. Fair value is calculated at the conversion date. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire on the earlier of April 23, 2010 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 231,036 Series F Warrants will be settled in shares. With respect to the valuation of the 231,036 Series F Warrants, issued between February and April 2005, a volatility of 88%, a strike price of $0.40, an option value of $0.42 - $0.76 and using the Black-Scholes model, an additional expense of financing of $146,349 has been recognized during the year 2005.

On July 12, 2005, the Company issued a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants have an exercise price of $0.60 per share of

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


the Company's common stock and expire on February 11, 2010. Compensation costs of $86,000 were recorded for these warrants in 2005.

As further consideration to the placement agent that secured the 10% Note financing (as described in Note 4 above), upon the August 25, 2005 conversion of the 10% Notes, the Company became obligated to issue to the placement agent 602,393 Series J Warrants to purchase common stock. The Series J Warrants have an exercise price of $0.50 per share of common stock and expire on August 25, 2010. Management believes that it is reasonable to assume that the 602,393 Series J Warrants will be settled in shares. With respect to the valuation of the 602,393 Series J Warrants, issued on August 25, 2005, a volatility of 88%, a strike price of $0.50, an option value of $0.40 and using the Black-Scholes model, an additional expense of financing of $240,957 has been recognized during the year 2005.

On September 20, 2005, the Company amended the terms of its 972,223 previously issued Series D Warrants to reduce the original exercise price of $3.50 per share to an amended exercise price of $0.50 per share.

During the period between April 2005 and November 2005, the Company raised $7,128,375 in gross proceeds from its 2005 Private Placement. Pursuant to the terms of the 2005 Private Placement, the Company issued 3,564,188 Series G Warrants to investors in conjunction with the $7,128,375 in gross proceeds. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from issuance date and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 3,564,188 Series G Warrants, issued between April 2005 and November 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.23 - $0.30 and using the Black-Scholes model, an additional expense of financing of $1,106,349 has been recognized during the year 2005.

In addition, as further consideration for securing the $7,128,375 in gross proceed through the Company's 2005 Private Placement, the placement agent was entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares of common stock issued in the 2005 Private Placement. Based upon the issuance of 14,256,750 shares of common stock as of the final closing of the 2005 Private Placement on November 22, 2005, the Company issued 2,138,513 Series H Warrants to the placement agent and its designees. The Series H Warrants have an exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 2,138,513 Series H Warrants will be settled in shares. With respect to the valuation of the 2,138,513 Series H Warrants, issued in November 2005, a volatility of 88%, a strike price of $0.50, an option value of $0.37 - $0.47 and using the Black-Scholes model, an additional expense of financing of $906,023 has been recognized during the year 2005.

Following is a summary of expenses incurred in connection with the cost of warrants granted for our financing activities in 2004 and 2005 and the cost associated with convertible debt. For complete details related to these tables see Note 4 and Note 6.

                                 COST OF WARRANTS GRANTED
                     WARRANTS                    2005               2004
                     --------                    ----               ----
                     Series E                 $  395,190         $ 120,000

                     Series F                    146,349                 -

                     Series G                  1,106,349                 -

                     Series G-BH                 552,126                 -

                     Series H                    906,023                 -

                     Series I                     86,000                 -

                     Series J                    240,957                 -
                                              -----------        ----------
                     Total cost of warrants
                     granted                   $3,432,994         $ 120,000
                                              -----------        ----------

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


                           COST ASSOCIATED WITH CONVERTIBLE DEBT
                                                 2005                2004
                                                 ----                ----
                    10% Convertible Notes     $ 2,124,000                -
                    8% convertible notes          528,000                -
                                                                         -
                                              ------------       ----------
                    Total cost associated
                    with convertible debt     $ 2,652,000                -
                                              ------------       ----------


7.         COMMITMENTS AND LEASES
           ----------------------

As of December 31, 2005, the Company leases for its use office space and workstations under a non-cancelable operating lease expiring in 2007. In addition, the Company leases a copier through 2008 and has agreements related to inventory purchase commitments requiring future payments through 2006.

Future minimum payments for commitments over the next three years are as follows:

                          For the year ended
                             December 31,                 Amount
                             ------------                 ------

                                2006                   $  252,748
                                2007                       96,548
                                2008                        6,340
                                                       ----------
                                Total                  $  355,636
                                                       ==========

Rent expense for the years ended December 31, 2004 and 2005 was $207,892 and $205,062, respectively.

In addition, at December 31, 2005, the Company has $241,861 in purchase order commitments. Also, we have entered into a $300,000 software license agreement related to the implementation of a second software platform. At December 31, 2005, we have capitalized an advance payment of $50,000 towards this agreement. The payment of the remaining balance of $250,000 has been postponed due to commercial delays in the release of a third-party chip set.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


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

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

                                            December 31, 2005  December 31, 2004
                                            -----------------  -----------------
Deferred tax assets
      Deferred compensation costs             $         --       $         --
      Non-benefited  tax losses and credits     12,926,000         8,778,,000
                                              ------------       ------------
               Total deferred tax assets        12,926,000         8,778,,000
Deferred tax liabilities
     Net book value of assets                       44,000            132,000
                                              ------------       ------------

              Total deferred tax liabilities        44,000            132,000
                                              ------------       ------------
              Total net deferred tax assets     12,882,000          8,646,000
     Valuation allowance                       (12,882,000)        (8,646,000)
                                              ------------       ------------
              Net deferred tax assets         $         --       $         --
                                              ============       ============

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $41,000,000 expiring between 2023 and 2025.

9.         RELATED PARTY TRANSACTIONS
           --------------------------

On November 7, 2003, we entered into an agreement with Express Manufacturing, Inc. ("Express Manufacturing") to provide us contract manufacturing services. Express Manufacturing is owned by director Albert Wong's in-laws. Mr. Wong is an advisor to Express Manufacturing, but has no direct financial interest in the company. Express Manufacturing manufactures printed board assemblies for us in quantities and prices as set forth in quotations delivered to us for review and acceptance. Under this arrangement, we paid to Express Manufacturing approximately $183,000 and $143,000 in payments during fiscal years ended December 31, 2004 and 2005, respectively.

Director Albert Wong is Manager and controlling shareholder of DMK Investments, LLC ("DMK"). In June 2004, DMK purchased 138,889 shares of our common stock, 138,889 Series C Warrants and 138,889 Series D Warrants. DMK purchased the common stock and warrants at the same price ($1.80 per unit, each unit consisting of one share of common stock, one Series C Warrant and one Series D Warrant) and on the same terms and conditions as all other investors in our June 2004 financing. The Series C Warrants expire 60 days after the effective date of a registration statement covering the common stock, Series C Warrants and Series D Warrants issued in our June 2004 financing. A registration statement covering these securities has been filed with the SEC, but has not yet been declared effective. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, we amended the terms of the Series C Warrants to have an exercise price of $1.25 per share. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. On December 12, 2005, we entered into an amendment with the holders of our Series D Warrants, including DMK, to reduce the exercise price of the Series D Warrants to $0.50 per share.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


10.        SUBSEQUENT EVENTS
           -----------------

OPTIONS ISSUED
--------------
Subsequent to December 31, 2005, the Company awarded a total of 12,500 common stock purchase options, subject to final Board approval, to certain employees which vest at the rate of 33-1/3% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant, and have an exercise price of $1.00 per share of the Company's common stock. Also, subsequent to December 31, 2005, the Company cancelled 325,000 options granted in 2005.

                    INDEX TO EXHIBITS FILED WITH THIS REPORT
    EXHIBIT
    NUMBER                          DESCRIPTION
    ------                          -----------

       10.2   Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks
              Technology, Inc.
       10.18  2005 Stock Plan effective June 9, 2005 **
       10.19  Form of 2005 Stock Plan Stock Option Agreement **
       21     Subsidiaries of the Registrant
       31.1   Certification of the Chief Executive Officer Required by Rule
              13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification of the Chief Financial Officer Required by Rule
              13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32     Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

** This exhibit is a management contract or a compensatory plan or arrangement.

                                                                    EXHIBIT 10.2

                    TURNKEY MANUFACTURING SERVICES AGREEMENT

1.       AGREEMENT:

1.1 This Agreement is entered into between Express Manufacturing Incorporated, a California corporation whose principal place of business is located at 3519 W. Warner Avenue, Santa Ana, California 92704 (hereafter referred to as "EMI") and Raptor Networks Technology (hereafter referred to as "CUSTOMER") whose principal place of business is located at 65 Enterprise, Aliso Viejo, California for the purchase of various assembled and tested printed circuit boards (Products) in accordance with the terms and conditions set forth below.

2.       TERM:

2.1 This Agreement shall commence upon execution and continue in full force and effect for a period of one (1) year. This Agreement shall automatically renew from year to year, for subsequent one-year terms unless terminated pursuant to the provisions of this Agreement.

3.       ORDER QUANTITY AND PRICING:

3.1 CUSTOMER hereby orders and agrees to purchase from EMI and EMI hereby agrees to sell and deliver to CUSTOMER, all printed circuit board assemblies (Products) in the quantities specified and at the prices stated in the Quotation.

3.2 Prices are firm for the quantities specified. Notwithstanding the foregoing, if a supplier increases EMI's cost of any electronic component or part, EMI may increase its price(s) of any undelivered product upon prior notice to CUSTOMER.

4.       PURCHASE ORDERS/FORECASTS: 4.1 PURCHASE ORDERS:

4.1.1    CUSTOMER will provide to EMI firm purchase orders a minimum of ninety
         (90) days in advance of delivery ("Firm Order Period"). Purchase orders must be in writing and submitted via hard copy, facsimile, electronic mail, or other electronics means as the parties may agree from time to time. Such purchase orders issued shall contain the following information:

4.1.1.1 CUSTOMER's part number, description and revision level of product to be shipped.

4.1.1.2  The unit price and the delivery schedule.

4.1.1.3 Purchase orders shall allow sufficient lead-time per EMI's sales quotation.

4.1.1.4 CUSTOMER's specifications including workmanship standards and test specifications.

4.1.1.5 All purchase orders whether made before or after this Agreement shall be bound by the terms of this Agreement and all are incorporated herein by reference.

4.2      FORECASTS:

4.2.1 CUSTOMER shall schedule and maintain firm order requirements with EMI for at least ninety (90) days periods. On a monthly basis, CUSTOMER shall provide EMI with a non-binding "rolling" forecast of CUSTOMER's order requirements for ninety (90) day periods beyond the Firm Order Period. CUSTOMER shall ensure that at all times, EMI is in possession of a minimum six (6) month's projection of planned product requirements.

4.3      RESCHEDULES:

4.3.1 Request for reschedules must be made in writing, and may be submitted via hard copy, facsimile or electronic mail. CUSTOMER agrees that any order scheduled to ship within thirty (30) days cannot be rescheduled.

4.3.2 A delivery may be rescheduled (whether in whole or in part) from its original agreed delivery date provided that EMI is given notice of such rescheduling no less than forty-five (45) days before the original shipment date.

4.3.3 CUSTOMER will be responsible for costs associated with carrying incurred by EMI to accommodate any reschedule. CUSTOMER will be charged a carrying fee at the rate of two percent (2%) per month of the value of components actually purchased by EMI for the reschedule delivery. EMI shall use its best efforts to return to its suppliers any component parts affected by such reschedules in order to minimize any and all carrying charges to CUSTOMER under this section. Carrying charges will begin to accumulate fifteen (15) days after the original delivery date and will be billable monthly.

4.3.4 If such reschedule represents an acceleration or increase, EMI will make best effort to meet the request, subject to material and capacity availability.

4.3.5 EMI may invoice CUSTOMER for NCNR and CUSTOMER specific component inventories that are held in its possession for longer than sixty (60) days, when CUSTOMER demands are rescheduled causing EMI's component inventory to be in excess of that required to meet the production plan as defined by the original delivery date commitments. Any such invoices will be due and payable in accordance with the payment terms set forth in this Agreement. Upon payment in full, all component inventory shall then become consigned inventory, owned by CUSTOMER.

4.3.6 CUSTOMER reserves the right to reschedule deliveries on orders that are due forty-five (45) days or more from the date such change notice is given to EMI. EMI will have the right to invoice for full material cost incurred by EMI as a result of delays (longer than 5 days) caused by ECO implementation or shortages of customer-supplied components.

4.4      CANCELLATIONS:

4.4.1 Orders scheduled to be shipped within thirty (30) days may not be cancelled under any circumstances. An order that is not scheduled to be shipped before thirty (30) days may only be cancelled in writing by CUSTOMER, in which writing must be received by EMI no later than forty-five (45) days prior to the scheduled shipment. Notwithstanding the cancellation of any order, CUSTOMER is responsible for all cancellation charges as described in 4.4.2 and will be due and payable in accordance with the payment terms set forth in this Agreement.

4.4.2 Upon cancellation of a Purchase Order in the Firm Order Period, CUSTOMER shall be liable as follows:

         a. Finished Products are products that are ready to be shipped, shipped and/or in transit. In the event that CUSTOMER wishes to terminate any/all Products specified in the Purchase Order and such termination exceeds EMI's cancellation period. CUSTOMER shall be liable for the amount of cancelled Finished Products.

         b. Materials/Parts: In the event that CUSTOMER wishes to terminate any/all Products specified in the Forecast or Purchase Orders and such termination exceeds EMI's cancellation period, CUSTOMER shall be liable for Materials or Parts procured pursuant to section 13 herein, to support the Forecasts or Purchase Orders. EMI, however, agrees to make commercially reasonable attempts to minimize CUSTOMER's liability by reallocating standard Materials to customer's other products, EMI shall have no responsibility to attempt to reallocate any Unique Material that was procured solely to support CUSTOMER's order.

         c. Processing Fee: Without limiting any of the foregoing, CUSTOMER shall also pay a processing fee in the amount of five hundred dollars ($500.00), for each sales order.

         d. Notwithstanding the cancellation of any order, CUSTOMER is also responsible for all cancellation charges, including the purchase order price of all finished goods and WPI, component inventories on and, component inventories on purchase orders from EMI, and supplier cancellation and other costs charges to EMI (including restocking fees). Such cancellation charges will be submitted by EMI to CUSTOMER within ten (10) days of the request for cancellation, and will be due and payable in accordance with the payment terms set forth in this Agreement.

4.5      UPSIDE AND DOWNSIDE FLEXIBILITY:

4.5.1 Products scheduled for delivery forty-five (45) to sixty (60) days of written notice of change may be increased or decreased by up to 50%.

4.5.2 Products scheduled for delivery beyond sixty (60) clays of written notice of change may be increased or decreased up to 100%.

4.6      ORDERING ADDITIONAL PRODUCTS:

4.6.1 Whenever CUSTOMER wishes to purchase products not currently quoted, the following procedures are to be followed:

4.6.1.1 CUSTOMER shall provide EMI with a request for quote (RFQ) which incorporates CUSTOMER's specifications for the additional products.

4.6.1.2 EMI shall provide CUSTOMER with a written quotation for the additional products in response to the RFQ) (noting exceptions where necessary).

4.6.1.3 If CUSTOMER elects to purchase such products, it shall issue EMI a written Purchase Order for such goods that shall reference EMI's quotation and include the specifications for the products.

4.6.1.4 Such additional products shall be covered under this Agreement with the issuance of said CUSTOMER Purchase Order and attached Quote.

5.       ENGINEERING CHANGE ORDERS (ECO):

5.1 CUSTOMER may, from time to time, request that EMI implement ECOs. The following procedures shall be followed to effect such ECOs in a timely and cost-effective manner.

5.1.1 CUSTOMER shall notify EMI of a proposed ECO in writing. This notification should include the appropriate documentation to support EMI's determination of the impact of this request.

5.1.2 Upon notice of an ECO, EMI will make best effort to review all costs and other impacts within one (1) week. All cost impacts and material availability issues will be mutually reviewed and agreed to with CUSTOMER prior to implementation.

5.1.3 Emergency ECOs will be implemented immediately at CUSTOMER's request-CUSTOMER will be liable for costs associated with emergency ECO implementation, particularly as pertain to any required interruption of the production process.

6.       CHANGES IN SPECIFICATIONS:

6.1 CUSTOMER may request, in writing, changes to any order, including changes to the relevant specifications or Product by a written ECN (Engineering Change Notice). EMI shall notify CUSTOMER in writing as to the impact of each such change on the price, delivery schedule end any other terms. Such changes shall become effective only upon the signing by both parties of such documentation which incorporates the agreed upon price and terms of the change.

7.       DELIVERY/SHIPMENT:

7.1 Delivery of finished goods and terms are FOB Origin (Shipping Point). EMI transfers title and risk of loss to the Products upon delivery to the carrier at the EMI dock even if EMI has arranged for transportation.

7.2 CUSTOMER will arrange transportation and insurance and specify carriers and transportation instructions. If CUSTOMER has not done so, EMI shall arrange for transportation and insurance on CUSTOMER's behalf and add these costs to the shipment invoice.

7.3 EMI will use its reasonable efforts to deliver Products no more than three (3) days before and zero (0) days after the agreed delivery date, but if shipments are delayed by causes beyond EMI's control, EMI will immediately notify CUSTOMER and may ship partial shipments. If EMI continues to be unable to meet the agreed delivery date due to supply constraints, a report of existing supply constraints and actions to minimize impact of these constraints will be provided to CUSTOMER. EMI will bear the cost of any reasonable additional freight charges incurred as a result of being persistently late.

7.4 If the CUSTOMER does not provide EMI sufficient lead-time coverage by its purchase orders and requires EMI to meet deliveries inside of the accepted lead-time, EMI may use labor overtime, material expedite charges and other means in attempts to pull in deliveries that are inside of lead-time. EMI will quote and CUSTOMER will be invoiced for all such expediting fees and costs.

7.5 All Products will be packed by EMI in secure packaging considered appropriate by EMI or as otherwise may be agreed. All CUSTOMER required packaging standards shall be specified in Request for Quote and may not be changed except as mutually agreed in writing.

7.6      CUSTOMER is responsible for obtaining or payment of:

7.6.1 Any necessary export and import licensing relating to Products and complying with all applicable export control laws and regulations.

7.6.2 Any government or regulatory approvals relating to the marketing, sale or use of Products and maintaining compliance with all applicable laws and regulations in any jurisdiction to or from which Products are shipped or in from which the Products are marketed, distributed or sold.

7.6.3 Any taxes, fees or duties imposed by any jurisdiction or entity once Product has left EMI's FOB Origin shipping point.

8.       QUALITY CONFORMANCE:

8.1 Products sold under this Agreement will conform to those specifications referenced in the Quotation and as may be modified from time to time by mutual written agreement. All other standards or CUSTOMER's specifications will be reviewed and are subject to acceptance by EMI in writing. CUSTOMER shall specify and divulge any special requirements as a part of its purchase order. If CUSTOMER has no workmanship standard of its own, then EMI shall conform to IPC-A-610 Class 2 (or most recent revision thereof) as a minimum or as otherwise noted.

9.       ACCEPTANCE:

9.1      INSPECTION/ACCEPTANCE:

9.1.1 CUSTOMER shaft inspect all products delivered under this Agreement promptly upon receipt at the receiving destination and may reject any product that fail to meet the specifications described in the EMI's sales quotation and CUSTOMER's purchase order. Products not rejected by written notification to EMI within fourteen (14) days of receipt at CUSTOMER's facility shall be deemed to have been accepted.

9.2      SOURCE INSPECTION:

9.2.1 CUSTOMER may, at its option, elect to inspect and accept assemblies at EMI's facility. EMI will provide sufficient workspace for such inspection activities. Should CUSTOMER elect to inspect at EMI's facility, EMI will not be obligated to hold completed assemblies for CUSTOMER's inspection beyond seven (7) clays from the scheduled delivery date.

9.3      RETURN MATERIAL AUTHORIZATIONS (RMA):

9.3.1 In the event that products manufactured under this Agreement are found to be defective, CUSTOMER must request a Return Material Authorization
         (RMA) from EMI prior to exercising any return of products to EMI. An RMA number will be issued promptly (within three (3) working days) provided that CUSTOMER provides a written statement detailing the failure. The RMA number must appear on all return documents and packaging sent to EMI. Returns shall be shipped freight prepaid to EMI's manufacturing facility. EMI will, at its option and expense, repair or replace said rejected products within fourteen (14) business days. EMI will prepay transportation charges back to CUSTOMER.

9.4      CUSTOMER SUPPLIED COMPONENTS:

9.4.1 Should CUSTOMER elect to supply any components to EMI, and EMI agrees to such action, such components in acceptable quantities and usable packaging format, including provision for attrition and failure parts, will be delivered to EMI not later than two (2) weeks prior to each scheduled delivery date. Failure to comply with this provision may result in schedule delays and/or premium charges.

10.      PAYMENT:

10.1 EMI shall invoice CUSTOMER upon shipment of finished goods to CUSTOMER-designated location. Payment for all such products shall be net thirty (30) days from date of invoice, subject to the approval and continuation of such approval of credit by EMI. CUSTOMER agrees to submit such financial information from time to time as may be reasonably requested by EMI for the establishment and/or continuation of credit terms.

10.2 EMI reserves the right to require partial payment prior to completion of tooling for some forms of custom tooling or NRE as defined in any Quotes, including payments prior to initiation of work.

10.3 CUSTOMER will pay all invoices in full and will not offset any amounts EMI may owe or be deemed to be owed to CUSTOMER without the approval of EMI.

10.4 Payments are due thirty (30) days from date of invoice. If payments are more than twenty (20) days late or CUSTOMER's financial condition deteriorates. EMI may put shipments on credit hold and/or require payments in advance, require a letter of credit, or require other assurances acceptable to EMI. Furthermore, EMI may, in addition to its other rights and remedies, charge a late payment charge of one and one-half percent (1.5%) per month, together with any additional costs, charges and expenses incurred by EMI in collecting the overdue payment. Should this 1.5% rate exceed the maximum rate that is lawful under the circumstances, then the maximum rate that is allowed shall apply.

10.5 Where prices are related to volume and CUSTOMER does not purchase the anticipated volume of Product, EMI reserves the right to adjust prices to reflect the actual quantities of Products shipped to CUSTOMER and invoice CUSTOMER for the difference between the price paid and the adjusted price.

10.6 EMI reserves the right to place a lien on all of the Products it sells to CUSTOMER on net thirty (30) credit terms. In furtherance of this right, EMI may from time to time, file such U.C.C. financing statements covering Products as it determines are necessary. For such purpose, CUSTOMER shall execute and deliver to EMI the UCC-1 financing statement provided by the California Secretary of State and such further statements as EMI shall from time to time request. CUSTOMER hereby irrevocably appoints EMI as its attorney-in-fact to execute such U.C.C. financing statements on CUSTOMER's behalf, as EMI shall require if

         CUSTOMER shall fail to execute the same promptly after demand. CUSTOMER acknowledges that such appointment is coupled with an interest and is therefore irrevocable for so long as any consigned or unpaid Products are in the possession of CUSTOMER. EMI will remove the UCC lien on each order after payment has been received.

11.      COLLECTION OF ACCOUNTS:

11.1 In the event that an account becomes past due and EMI submits the account for collection or legal action, CUSTOMER shall pay all costs of collection, court costs, and reasonable attorney fees.

12.      TAXES:

12.1 CUSTOMER shall bear all applicable federal, state, municipal and other governmental taxes (such as sales, customs duty, use, etc.); and all personal property taxes assessable to the Products after delivery to the carrier. EMI is obligated to charge CUSTOMER sales or use tax on all amounts due under this agreement unless Customer provides EMI a valid exemption certificate.

13.      MATERIAL REQUIREMENTS:

13.1 In the event that EMI uses a supplier per CUSTOMER's (AVL) Approved Vendor List and for either reasons of quality, cost or market conditions, the costs exceed that which EMI and CUSTOMER previously agreed upon, the parties shall seek to reach agreement on cost adjustment to the CUSTOMER (PPV) Price Purchase Variance. Until EMI and CUSTOMER reach an agreement, EMI shall not proceed pursuant to the involved purchase order until such an agreement is reached in writing. In the event that the parties cannot reach agreement promptly on such net adjustment, the CUSTOMER shall be free to pursue alternative sources for (PPV) items.

13.2 EMI will purchase reeled components in the minimum quantity of standard full reel sizes necessary to satisfy CUSTOMER's orders. CUSTOMER we pay for any reasonably excess quantity of these reeled components and for all other reasonably excess material purchased on CUSTOMER's behalf, and with CUSTOMER's preapproval, that cannot be used for CUSTOMER's benefit or returned to the supplier due to minimum lot sizes, partial reels, or Noncancelable/Nonreturnable (NCNR) conditions. CUSTOMER agrees and accepts NCNR terms as stated in EMI's quotation or NCNR Form as part of this Agreement as reasonably mandated by its AVL suppliers.

13.3 EMI will provide CUSTOMER, in writing, a list of all suppliers and parts in which NCNR approvals are required, prior to placing orders. Once approved by CUSTOMER, EMI shall place such orders for NCNR materials. CUSTOMER will be fully responsible for the liability of such material in the event CUSTOMER no longer needs such part(s).

13.4 If the Purchase Order lead time does not provide EMI with enough lead time for the purchase of identified long lead parts, then the CUSTOMER and EMI must agree to execute a "Forecast Ordering Agreement" allowing EMI to place orders for identified long lead parts with CUSTOMER approval. All parts purchased or placed on order under this Agreement become the responsibility of the CUSTOMER.

14.      WARRANTY:

14.1 EMI warrants that the Products sold hereunder will comply with all applicable CUSTOMER specifications and shall be free from defects in material and workmanship and shall successfully satisfy the acceptance criteria as outlined in Section 9.2 of this Agreement. This warranty shall be effective for a period of one (1) year from the date of EMI's Date Code.

14.2 The foregoing warranty shall not apply to completed assemblies which are defective as a result of engineering or design problems, customer misuse, accident, neglect, alteration, improper testing, error in CUSTOMER's specifications or BOM (bill of materials), improper storage, or damaged components caused by CUSTOMER or its end user. The foregoing warranty shall also not apply if the product or components parts have been subjected to unauthorized repair, rework or installation.

14.3 This warranty does not extend to CUSTOMER-supplied components and/or components purchased from CUSTOMER's designated contract manufacturers.

14.4 Prototypes and pre-production/pilot Products are provided on an "AS IS " basis without warranty of any kind.

14.5 CUSTOMER's sole remedy and EMI's sole obligation shall be to repair or replace (at EMI's option) the nonconforming Product. Any Product returned to EMI which, after inspection and test by EMI, is found to be conforming shall be subject to a NDF (No Defect Found) charge.

14.6 All returns must first be authorized by the issuance of an RMA (return material authorization) from EMI. EMI will provide the RMA number within one (1) business day of receipt of notice. Product returned to EMI without an RMA will be refused and returned to CUSTOMER at the CUSTOMER's expense. The CUSTOMER must place a buy back or replacement purchase order, matching the corresponding RMA part number and quantity, to receive authorization to return Products to EMI. CUSTOMER will forward the nonconforming Product to EMI freight prepaid. EMI will return the repaired or replaced Product, using the same method and priority of shipment as from CUSTOMER, but no later than thirty (30) days from the day EMI received the nonconforming Product.

14.7 If EMI determines the warranted Product is un-repairable or EMI no longer possesses tools and equipment necessary to perform the repairs, EMI shall have the option to refund the purchase price in lieu of repair or replacement. However, if the CUSTOMER provided tools and equipment necessary to perform the repair has been returned to CUSTOMER at its request, and EMI is unable to repair the Product due to lack of this equipment, then EMI will have no responsibility for warranty or non-warranty repairs, or for refund of the purchase price.

14.8 The foregoing warranties are expressly in lieu of any other warranties and EMI makes no other warranty, expressed or implied, with respect to the completed assemblies and in particular, EMI disclaims any warranty with respect to the merchantability of such goods or the fitness of such completed assemblies for the Customer's intended purpose or use. EMI neither assumes nor authorizes CUSTOMER or any other person to assume on behalf of EMI any other liabilities in connection with the sale of goods,

14.9 IN NO EVENT WILL EMI BE LIABLE FOR ANY SPECIAL, INCIDENTAL, OR CONSEQUENTIAL DAMAGES, INCLUDING, BUT NOT LIMITED TO INTERRUPTION OF PRODUCTION, ADMINISTRATIVE EXPENSES OR OVERHEAD, OR LOSS OF PROFITS, EVEN IF ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. EMI'S LIABILITY IN ANY EVENT FOR DIRECT DAMAGES UNDER THIS AGREEMENT SHALL NOT EXCEED ONE MILLION DOLLARS OR THE TOTAL AMOUNT PAID BY CUSTOMER, WHICHEVER IS LESS, AND EMI'S LIABILITY FOR ANY ONE PRODUCT SHALL NOT EXCEED THE PRICE PAID BY CUSTOMER FOR THAT PRODUCT.

14.10 Non-warranty repairs will be returned following the same procedure for warranty repairs. CUSTOMER and EMI will develop a repair price matrix for EMI performing such repairs and this pricing will be included in this Agreement as amendment. EMI shall not have any responsibility for providing parts or services after termination of this Agreement unless otherwise agreed in writing.

15.      LIMITATION OF LIABILITY:

15.1 In no event shall either party be liable for any, indirect, incidental or consequential damages, including without limitation lost profits, arising in connection with any products sold hereunder, whether for breach of contract, breach of warranty, liability in tort (whether strict liability or negligence), or without limitation otherwise, personal property damage, personal injury and third party liabilities, all of which are hereby expressly excluded.

15.2 Circumstances may arise where CUSTOMER is entitled to recover damages from EMI. In each such instance and for any cause of action, EMI is liable for no more than direct damages up to the price paid for the Product(s), which is subject to the claim.

16.      TERMINATION:

16.1     FOR CONVENIENCE:

16.1.1 Either party may terminate this Agreement or convenience upon one-hundred and twenty (120) days' written notice to the other party. If EMI does not have sufficient material to cover material lead-time, EMI's notice to CUSTOMER must be at least as far in advance as the longest lead-time item. Both parties shall fulfill their obligations under any pending open Purchase Orders

16.2     FOR CAUSE:

16.2.1 This Agreement may be terminated by either party at any time upon the occurrence of any one or more of the following Events of Default:

16.2.1.1 The insolvency of the other party, including reorganization through bankruptcy or similar proceedings,

16.2.1.2 The other party shall cease to function as a going concern,

16.2.1.3 Failure of the other party: 1) to perform pursuant to the terms and conditions of this Agreement; and 2) to cure such performance deficiency within sixty (60) days after receiving written notice thereof.

16.3     MATERIALS, WORK IN PROCESS, COMPLETED PRODUCT:

16.3.1 Notwithstanding termination of this Agreement, CUSTOMER shall be liable for any materials acquired plus handling charges pursuant to purchase orders and long lead-time items purchased to forecast work in process and completed assemblies still in EMI's possession. All such materials and products shall be shipped promptly to CUSTOMER upon termination and shall be subject to the then-current pricing schedule and payment terms.

16.3.2 CUSTOMER shall also be liable for any unamortized investment incurred by EMI at time of termination as previously agreed to in writing.

16.3.3 Notwithstanding sections 16.3.1 and 16.3.2, in the event that the agreement is terminated pursuant to section 16.2.1.1, EMI at its option may liquidate all completed assemblies, work in process and all other materials procured under this agreement, in such a case CUSTOMER shall remain liable to EMI for the difference between the liquidated amount received and the amount owing by CUSTOMER under 16.3.1 and 16.3.2.

17.      CONFIDENTIALITY:

17.1 For a period of two years from the date of any CUSTOMER's order, the parties agree to hold in confidence, and not to disclose to any person, firm or corporation without the express prior written authorization of the other party, all confidential and proprietary information which was specifically identified as Confidential or proprietary and is stamped or marked as such. Confidential information may include materials, drawings, bills of materials, specifications "and other technical information concerning CUSTOMER or EMI. The receiving party will use no less care to protect the confidentiality of such information as it uses to protect its own confidential and proprietary information. The obligations set forth in this paragraph shall not apply if;

17.1.1 The information was already known by the party prior to disclosure of such information by the other party or by a third party:

17.1.2 The information is independently developed by the party without use of the information disclosed by the other party or third party;

17.1.3 The information is publicly available at the time of disclosure or thereafter becomes publicly available through no fault of the other party; or

17.1.4 The information is subsequently disclosed to the party by a third party under no obligation to the other party or the customer not to disclose such information.

18.      OBSOLETE END/OR SURPLUS MATERIALS:

         When any material is for any reason at any time tendered obsolete and/or surplus to CUSTOMER's requirements and that material was ordered by EMI against accepted purchase order(s) pursuant to this Agreement, EMI will:

18.1 provide to CUSTOMER as soon as reasonably practical following the date of the event causing the obsolescence/surplus (the "Obsolescence Date") a notice of the potential cost of such obsolescence or surplus including relevant handling charges; and

18.2 for a period of three (3) weeks from the Obsolescence Date, use its reasonable efforts to:

18.2.1   cancel outstanding orders for such material; or

18.2.2 attempt to return such material back to the original supplier; and/or EMI will return and invoice such material back to the customer at the cost of the material plus the original sale margin,

18.2.3 use excess/uncancellable materials for the manufacture of other products.

18.3     After such 3-week period:

18.3.1 EMI will at CUSTOMER's risk and expense, be entitled to deliver to CUSTOMER (or, if CUSTOMER so requests, otherwise dispose of ) all obsolete and/or surplus materials then held by EMI; and

18.3.2 EMI shall invoice CUSTOMER for the full cost thereof together with the costs of all other materials for which EMI remains liable and any price variance incurred by EMI in connection with the resale of such materials and EMI's reasonable handling charges in respect of all obsolete and/or surplus materials originally made obsolete anchor surplus. CUSTOMER shall pay such invoice without offset of deduction within (14) fourteen days of the invoice date

19.      GENERAL: 19.1 ENTIRE AGREEMENT:

19.1.1 This Agreement constitutes the entire understanding of the parties with respect to the subject matter hereof and supersedes all prior agreements relating thereto, written or oral, between the parties. This Agreement may be modified only in writing and duly signed by authorized representatives of both parties.

19.2     SEVERABILITY:

19.2.1 In the event that one or more of the provisions, or parts thereof, contained in the Agreement shall for any reason be held to be invalid, illegal, or unenforceable by a court of competent jurisdiction, the same shall not invalidate or otherwise affect any other provision in the Agreement, and the Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained therein.

19.3     USE OF STANDARD PURCHASE ORDERS:

19.3.1 Although CUSTOMER may use its standard purchase order form to give any order or other notice provided for hereunder, said order or notice will be governed by the terms and conditions of this Agreement, and any term or condition set forth in any such standard form which is inconsistent with or in addition to the terms and conditions of this Agreement shall have no force or legal effect and will not become part of this Agreement.

19.4     INDEMNIFICATION:

19.4.1 Each party agrees to indemnify the other against, and hold the other harmless from any and all claims, demands, damages and liabilities, including attorneys fees and costs, for personal injury or property damage due to such parties' negligence related to the services provided under this Agreement. Both parties shall carry and maintain liability insurance coverage to satisfactorily cover its obligations under this

         Agreement. In addition, CUSTOMER shall indemnify and hold EMI and subcontractors harmless against any claim alleging that the products supplied pursuant to this Agreement and in accordance with CUSTOMER's specifications, infringes any patent, copyright, mask work right or other property right of a third party; and CUSTOMER shall defend, at its expense, any suit or proceeding against EMI or subcontractor based upon such a claim and shall pay all costs and damages awarded therein.

19.5     ASSIGNMENT:

19.5.1 This Agreement may not be assigned in whole or in part or transferred by either party without the prior written consent of the other.

19.6     FORCE MAJEURE:

19.6.1 In the event that performance by either party of its obligations under this Agreement is prevented due to any Act of God, fire, casualty, flood, earthquake, war, strike, lockout, epidemic, destruction of production facilities, riot, insurrection, material unavailability, or any other cause beyond the reasonable control of the party invoking this section, and if such party shall give prompt written notice to the other party, its performance shall be excused, and the time for the performance shall be extended for the period of delay or inability to perform due to such occurrences.

19.7     NOTICES:

19.7.1 All notices and other communications permitted or required by the provisions of this Agreement shall be in writing and shall be mailed, faxed, e-mailed or delivered to the other party at the address set forth in this Agreement and shall be deemed effective upon receipt by the other party. Mail delivery shall be deemed effective three (3) days after deposit in the U.S. Mail.

19.8     GOVERNING LAW:

19.8.1 This Agreement shall be construed and interpreted in accordance with the laws of the State of California.

19.9     ADVERTISEMENT:

19.9.1 CUSTOMER consents to EMI advertising the fact that EMI is providing Product to CUSTOMER on EWI's Web site, in marketing materials, and otherwise, so long as such advertising does not disclose any specific terms of the relationship.

19.10    APPROVED MANUFACTURERS:

19.10.1 EMI will only purchase components specified and approved by CUSTOMER as defined in CUSTOMER's AVL (Approved Vendor List). Any changes are subject to CUSTOMER's written consent. If CUSTOMER refuses to give such consent or fails to respond within ten (10) days of EMI's request and EMI has used reasonable efforts to purchase from the approved manufacturers and shortages or allocations exist, EMI shall not be liable for falling to deliver the affected Product.

19.10.2 If CUSTOMER provides consigned components to EMI, these item must be from the CUSTOMER's AVL.

19.11    ATTORNEY'S FEES; ARBITRATION:

19.11.1 If any legal action is necessary to enforce the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees and court costs in addition to any other relief the prevailing party may be entitled to. Any controversy or dispute arising out of this Agreement, including the interpretation of any of the provisions hereof, shall be submitted to arbitration in Orange County, California, under the commercial arbitration rules then in effect of the American Arbitration Association. Any award or decision obtained from any such arbitration proceeding shall be final and binding on the parties, and judgment upon any award thus obtained may be entered in any court having jurisdiction thereof. No action at law or in equity based upon any claim arising out of or rotated to this Agreement shall be instituted in any court by any party hereto except (a) an action to compel arbitration pursuant to this Paragraph, or (b) an action to enforce an award obtained in an arbitration proceeding in accordance with this paragraph.

19.12    AMENDMENTS:

         No addition to, deletion from or modification of any of the provisions of this Agreement shall be binding upon the Parties unless made in writing and signed by a duly authorized representative of both parties.

20.      MISCELLANEOUS:

20.1 A facsimile copy of a signature to this agreement should be deemed an original.

20.2 All remedies available to either party for breach of this Agreement are cumulative and may be exercised concurrently or separately and the exercise of any one remedy shall not be deemed an election of such remedy to the exclusion of other remedies.

20.3 Titles and heading sections of this Agreement are for convenience of reference only and shall not affect the construction of any provision of this Agreement.

20.4 The Waiver by any party of the breach of the other party of any provision of this Agreement shall not be construed as a continuing waiver of the breach of the same or other provisions of the Agreement.

20.5 The parties agree to cooperate fully and to execute any and all supplementary documents and to take any and all additional acts that may be necessary or appropriate to give full force and effect to the terms, provisions and intentions of the Agreement.

20.6 Customer furnished materials including Documentation, Programmable Files (check-sum), Gerber Data, Cad Data, Fabrication Drawings, Fabrication Specifications, etc. are to be provided with Revision Controlled. EMI will deliver and fabricate according to the furnished materials without any alterations. Therefore, the customer holds liabilities for products that are produced resulting in inaccuracy of its contents.

21.      NON-SOLICITATION:

21.1 During the term of this agreement and for a period of two years after the expiration or termination of this agreement, the parties agree not to solicit or induce the other parties' employees to leave their employment in a management level position or otherwise considered a key employee; provided, however, that neither party shall be prohibited from employing any person who (a) contacts the party on his or her own initiative, or (b) responds to general advertisement or general recruiting efforts.

21.2 In the event of breach of this provision, the parties agree that the nonbreaching party shall be entitled to the following remedies:
         a. Temporary and Permanent injunctive relief, restraining further breach of this covenant;
         b. An amount equal to two times the solicited employee's annual salary;
         c.       Any other damages available at law or equity.

22.      APPROVALS:

In witness whereof, the parties hereto have caused this Agreement to be duly and properly executed by the duly author zed representatives as of the day and year written below.

On behalf of:                         On behalf of:  Express Manufacturing, Inc.

   /S/ John Moore                         /S/ CP Chin
-------------------------------       ------------------------------------------
Signature                             Signature

John Moore                                CP Chin
-------------------------------       ------------------------------------------
Name                                  Name

Operations Management                     President
-------------------------------       ------------------------------------------
Title                                 Title

Date:  11/4/2003                      Date: 11/7/03

                                                                   EXHIBIT 10.18

                        RAPTOR TECHNOLOGY NETWORKS, INC.


                                 2005 STOCK PLAN

         1. PURPOSES OF THE PLAN; LEGAL COMPLIANCE. The purposes of this Stock Plan (the "PLAN") are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company's business. Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights may also be granted under the Plan. It is the intent of the Plan that it conform in all respects with the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission under the Exchange Act. To the extent that any aspect of the Plan or its administration is at any time viewed as inconsistent with the requirements of Rule 16b-3 or, in connection with Incentive Stock Options, the Code, that aspect shall be deemed to be modified, deleted or otherwise changed as necessary to ensure continued compliance with Rule 16b-3 and the Code. Any Option shall contain any other terms that the Administrator deems necessary to comply with Applicable Laws.

         2. DEFINITIONS. As used herein, the following definitions shall apply:

                  (a) "ADMINISTRATOR" means the Board or any of its Committees as shall be administering the Plan in accordance with SECTION 4 hereof.

                  (b) "APPLICABLE LAWS" means the requirements relating to the administration of stock option plans under U.S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where Options or Stock Purchase Rights are granted under the Plan.

                  (c) "BOARD" means the Board of Directors of the Company.

                  (d) "CODE" means the Internal Revenue Code of 1986, as amended.

                  (e) "COMMITTEE" means a committee of Directors appointed by the Board in accordance with SECTION 4 hereof.

                  (f) "COMMON STOCK" means the Common Stock of the Company.

                  (g) "COMPANY" means Raptor Technology Networks, Inc. ("Raptor"), a Colorado corporation.

                  (h) "CONSULTANT" means any person who is engaged by the Company or any Parent or Subsidiary to render consulting or advisory services to such entity.

                  (i) "DIRECTOR" means a member of the Board of Directors of the Company.

                  (j) "DISABILITY" means total and permanent disability as defined in Section 22(e)(3) of the Code.

                  (k) "EMPLOYEE" means any person, including Officers and Directors, employed by the Company or any Parent or Subsidiary of the Company. A Service Provider shall not cease to be an Employee in the case of (i) any leave of absence approved by the Company or (ii) transfers between locations of the Company or between the Company, its Parent, any Subsidiary, or any successor. For purposes of Incentive Stock Options, no such leave may exceed 90 days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by the Company is not so guaranteed, on the 181st day of such leave any Incentive Stock Option held by the Optionee shall cease to be treated as an Incentive Stock Option and shall be treated for tax purposes as a Nonstatutory Stock Option. Neither service as a Director nor payment of a director's fee by the Company shall be sufficient to constitute "employment" by the Company.

                  (l) "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

                  (m) "FAIR MARKET VALUE" means, as of any date, the value of Common Stock determined as follows:

                           (i) If the Common Stock is listed on any established
                  stock exchange or a national market system, including without limitation the Nasdaq National Market or The Nasdaq SmallCap Market of The Nasdaq Stock Market, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination, as reported in THE WALL STREET JOURNAL or such other source as the Administrator deems reliable;

                           (ii) If the Common Stock is regularly quoted by a
                  recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the day of determination; or

                           (iii) In the absence of an established market for the
                  Common Stock, the Fair Market Value thereof shall be determined in good faith by the Administrator.

                  (n) "INCENTIVE STOCK OPTION" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

                  (o) "NONSTATUTORY STOCK OPTION" means an Option not intended to qualify as an Incentive Stock Option.

                  (p) "OFFICER" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

                  (q) "OPTION" means a stock option granted pursuant to the Plan.

                  (r) "OPTION AGREEMENT" means a written or electronic agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. The Option Agreement is subject to the terms and conditions of the Plan.

                  (s) "OPTION EXCHANGE PROGRAM" means a program whereby outstanding Options are exchanged for Options with a lower exercise price.

                  (t) "OPTIONED STOCK" means the Common Stock subject to an Option or a Stock Purchase Right.

                  (u) "OPTIONEE" means the holder of an outstanding Option or Stock Purchase Right granted under the Plan.

                  (v) "PARENT" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

                  (w) "PLAN" means this 2005 Stock Plan.

                  (x) "RESTRICTED STOCK" means shares of Common Stock acquired pursuant to a grant of a Stock Purchase Right under SECTION 11 below.

                  (y) "SECTION 16(b)" means Section 16(b) of the Securities Exchange Act of 1934, as amended.

                  (z) "SERVICE PROVIDER" means an Employee, Director or Consultant.

                  (aa) "SHARE" means a share of the Common Stock, as adjusted in accordance with SECTION 12 below.

                  (bb) "STOCK PURCHASE RIGHT" means a right to purchase Common Stock pursuant to SECTION 11 below.

                  (cc) "SUBSIDIARY" means a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(o) of the Code.

         3. STOCK SUBJECT TO THE PLAN. Subject to the provisions of SECTION 12 of the Plan, Shares which may be subject to Options and issued under the Plan is 3,000,000 Shares.

         If an Option or Stock Purchase Right expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an Option Exchange Program, the Shares of Optioned Stock which were subject thereto shall become available for future grant or sale under the Plan (unless the Plan has terminated). However, Shares that have actually been issued under the Plan, upon exercise of either an Option or Stock Purchase Right, shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if Shares of Restricted Stock are repurchased by the Company at their original purchase price, such Shares shall become available for future grant under the Plan.

         4. ADMINISTRATION OF THE PLAN.

                  (a) ADMINISTRATOR. The Plan shall be administered by the Board or a Committee appointed by the Board, which Committee shall be constituted to comply with Applicable Laws.

                  (b) POWERS OF THE ADMINISTRATOR. Subject to the provisions of the Plan and, in the case of a Committee, the specific duties delegated by the Board to such Committee, and subject to the approval of any relevant authorities, the Administrator shall have the authority in its discretion:

                           (i) to determine the Fair Market Value;

                           (ii) to select the Service Providers to whom Options
                  and Stock Purchase Rights may from time to time be granted hereunder;

                           (iii) to determine the number of Shares of Optioned
                  Stock to be covered by each such award granted hereunder;

                           (iv) to approve forms of agreement for use under the
                  Plan;

                           (v) to determine the terms and conditions of any
                  Option or Stock Purchase Right granted hereunder. Such terms and conditions include, but are not limited to, the exercise price, the time or times when Options or Stock Purchase Rights may be exercised (which may be based on performance criteria), any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any Option or Stock Purchase Right or the Common Stock relating thereto, based in each case on such factors as the Administrator, in its sole discretion, shall determine;


                           (vi) to determine whether and under what
                  circumstances an Option may be settled in cash under SUBSECTION 9(e) instead of Common Stock;

                           (vii) to reduce the exercise price of any Option to
                  the then current Fair Market Value if the Fair Market Value of the Common Stock covered by such Option has declined since the date the Option was granted;

                           (viii) to initiate an Option Exchange Program;

                           (ix) to prescribe, amend and rescind rules and
                  regulations relating to the Plan, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

                           (x) to allow Optionees to satisfy withholding tax
                  obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Option or Stock Purchase Right that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by Optionees to have Shares withheld for this purpose shall be made in such form and under such conditions as the Administrator may deem necessary or advisable; and

                           (xi) to construe and interpret the terms of the Plan
                  and awards granted pursuant to the Plan.

                  (c) EFFECT OF ADMINISTRATOR'S DECISION. All decisions, determinations and interpretations of the Administrator shall be final and binding on all Optionees.

         5. ELIGIBILITY.

                  (a) Nonstatutory Stock Options and Stock Purchase Rights may be granted to Service Providers. Incentive Stock Options may be granted only to Employees.

                  (b) Each Option shall be designated in the Option Agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. All Options that are not designated as Incentive Stock Options are intended to be Nonstatutory Stock Options. Notwithstanding designation as Incentive Stock Options, to the extent that the aggregate Fair Market Value of the Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee (including as a result of acceleration of exercisability under the Plan) during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds the $100,000 rule of Code Section 422(d), such Options shall be treated as Nonstatutory Stock Options. For purposes of this SECTION 5(B), Incentive Stock Options shall be taken into account in the order in which they were granted. The Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

                  (c) Neither the Plan nor any Option or Stock Purchase Right shall confer upon any Optionee any right with respect to continuing the Optionee's relationship as a Service Provider with the Company, nor shall it interfere in any way with his or her right or the Company's right to terminate such relationship at any time, with or without cause.

         6. TERM OF PLAN. The Plan shall become effective upon its adoption by the Board. It shall continue in effect for a term of ten years unless sooner terminated under SECTION 14 of the Plan.

         7. TERM OF OPTION. The term of each Option shall be stated in the Option Agreement; provided, however, that the term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall be five years from the date of grant or such shorter term as may be provided in the Option Agreement.

         8. OPTION EXERCISE PRICE AND CONSIDERATION.

                  (a) The per share exercise price for the Shares to be issued upon exercise of an Option shall be such price as is determined by the Administrator, but shall be subject to the following:

                           (i) In the case of an Incentive Stock Option:

                                    (A) granted to an Employee who, at the time
                           of grant of such Option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

                                    (B) granted to any other Employee, the per
                           Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

                           (ii) In the case of a Nonstatutory Stock Option:

                                    (A) granted to a Service Provider who, at
                           the time of grant of such Option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

                                    (B) granted to any other Service Provider,
                           the per Share exercise price shall be no less than 85% of the Fair Market Value per Share on the date of grant.

                           (iii) Notwithstanding the foregoing, Options may be
                  granted with a per Share exercise price other than as required above pursuant to a merger or other corporate transaction.

                  (b) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Administrator (and, in the case of an Incentive Stock Option, shall be determined at the time of grant). Such consideration may consist of (i) cash, (ii) check, (iii) promissory note, (iv) other Shares which (x) in the case of Shares acquired upon exercise of an Option, have been owned by the Optionee for more than six months on the date of surrender, and (y) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which such Option shall be exercised, (v) consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan, or (vi) any combination of the foregoing methods of payment. In making its determination as to the type of consideration to accept, the Administrator shall consider if acceptance of such consideration may be reasonably expected to benefit the Company.

         9. EXERCISE OF OPTION.

                  (a) PROCEDURE FOR EXERCISE; RIGHTS AS A SHAREHOLDER. Any Option granted under the Plan shall be exercisable according to the terms of the Plan at such times and under such conditions as determined by the Administrator and set forth in the Option Agreement. Except in the case of Options granted to Officers, Directors and Consultants, Options shall become exercisable at a rate of no less than 20% per year over five years from the date the Options are granted. Unless the Administrator provides otherwise, vesting of Options granted hereunder shall be tolled during any unpaid leave of absence. An Option may not be exercised for a fraction of a Share.

         An Option shall be deemed exercised when the Company receives: (i) written or electronic notice of exercise (in accordance with the Option Agreement) from the person entitled to exercise the Option, and (ii) full payment for the Shares with respect to which the Option is exercised. Full payment may consist of any consideration and method of payment authorized by the Administrator and permitted by the Option Agreement and the Plan. Shares issued upon exercise of an Option shall be issued in the name of the Optionee or, if requested by the Optionee, in the name of the Optionee and his or her spouse. Until the Shares are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Shares, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such Shares promptly after the Option is exercised. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Shares are issued, except as provided in SECTION 12 of the Plan.

         Exercise of an Option in any manner shall result in a decrease in the number of Shares thereafter available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

                  (b) TERMINATION OF RELATIONSHIP AS A SERVICE PROVIDER. If an Optionee ceases to be a Service Provider, such Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement (of at least 30 days) to the extent that the Option is vested on the date of termination (but in no event later than the expiration of the term of the Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for three months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan. Notwithstanding the foregoing, if the Company terminates its relationship with the Optionee for "cause" or such relationship is terminated by the Optionee in violation of any agreement by the Optionee to remain a Service Provider, the Option shall terminate immediately upon termination of such relationship and the Option shall be deemed to have been forfeited by the Service Provider. For purposes of the Plan, "cause" may include, without limitation, any illegal or improper conduct that (i) injures or impairs the reputation, goodwill or business of the Company, (ii) involves the misappropriation of funds of the Company, or the misuse of data, information or documents acquired in connection with the Optionee's relationship with the Company as a Service Provider, (iii) is considered a felony under applicable state law, (iv) involves the repeated nonprescription use of any controlled substance (including alcohol) which the Company, after consultation with a physician who has examined the Optionee, determines has rendered the Optionee unfit to serve in the capacity of a Service Provider to the Company, or (v) violates any other directive or policy promulgated by the Company. A termination for "cause" may also include any resignation in anticipation of discharge for "cause" or resignation accepted by the Company in lieu of a formal discharge for "cause."

         Neither the creation of the Plan nor the granting of Option(s) under the Plan shall be deemed to create a right in an Employee Optionee to continued employment with the Company. Each Employee Optionee shall be and shall remain subject to discharge by the Company as though the Plan had never come into existence. Except as specifically provided by the Administrator in any particular case, the loss of existing or potential profit in options granted under the Plan shall not constitute an element of damages in the event of termination of the employment of an Employee even if the termination is in violation of an obligation of the Company to the Employee by contract or otherwise.

                  (c) DISABILITY OF OPTIONEE. If an Optionee ceases to be a Service Provider as a result of the Optionee's Disability, the Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement (of at least six months) to the extent the Option is vested on the date of termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for 12 months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

                  (d) DEATH OF OPTIONEE. If an Optionee dies while a Service Provider, the Option may be exercised within such period of time as is specified in the Option Agreement (of at least six months) to the extent that the Option is vested on the date of death (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement) by the Optionee's estate or by a person who acquires the right to exercise the Option by bequest or inheritance. In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for 12 months following the Optionee's termination. If, at the time of death, the Optionee is not vested as to the entire Option, the Shares covered by the unvested portion of the Option shall immediately revert to the Plan. If the Option is not so exercised within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

                  (e) REPURCHASE OPTION. Unless the Administrator determines otherwise, the Option Agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the

         Optionee's service with the Company for any reason. The purchase price for Shares repurchased pursuant to the Option Agreement shall be the Fair Market Value of the Shares as of the date of termination.

         10. NON-TRANSFERABILITY OF OPTIONS AND STOCK PURCHASE RIGHTS. The Option Agreements and Restricted Stock purchase agreements shall provide that the Options and Stock Purchase Rights may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

         11. STOCK PURCHASE RIGHTS.

                  (a) RIGHTS TO PURCHASE. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. After the Administrator determines that it will offer Stock Purchase Rights under the Plan, it shall advise the offeree in writing or electronically of the terms, conditions and restrictions related to the offer, including the number of Shares that such person shall be entitled to purchase, the price to be paid, and the time within which such person must accept such offer. The terms of the offer shall comply in all respects with
         Section 260.140.42 of Title 10 of the California Code of Regulations. The offer shall be accepted by execution of a Restricted Stock purchase agreement in the form determined by the Administrator.

                  (b) REPURCHASE OPTION. Unless the Administrator determines otherwise, the Restricted Stock purchase agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with the Company for any reason. The purchase price for Shares repurchased pursuant to the Restricted Stock purchase agreement shall be, in the case of unvested shares, the original price paid by the purchaser, and in the case of vested shares, the Fair Market Value of the vested shares as of the date of termination of employment. The purchase price may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall lapse at such rate as the Administrator may determine. Except with respect to Shares purchased by Officers, Directors and Consultants, the repurchase option shall in no case lapse at a rate of less than 20% per year over five years from the date of purchase.

                  (c) OTHER PROVISIONS. The Restricted Stock purchase agreement shall contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Administrator in its sole discretion.

                  (d) RIGHTS AS A SHAREHOLDER. Once the Stock Purchase Right is exercised, the purchaser shall have rights equivalent to those of a shareholder and shall be a shareholder when his or her purchase is entered upon the records of the Company or a duly authorized transfer agent of the Company. No adjustment shall be made for a dividend or other right for which the record date is prior to the date the Stock Purchase Right is exercised, except as provided in SECTION 12 of the Plan.

         12. ADJUSTMENTS UPON CHANGES IN CAPITALIZATION, MERGER OR ASSET SALE.

                  (a) CHANGES IN CAPITALIZATION. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option or Stock Purchase Right, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options or Stock Purchase Rights have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option or Stock Purchase Right, as well as the price per share of Common Stock covered by each such outstanding Option or Stock Purchase Right, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company. The conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of Shares of Common Stock subject to an Option or Stock Purchase Right.

                  (b) DISSOLUTION OR LIQUIDATION. In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each Optionee as soon as practicable prior to the effective date of such proposed transaction. The Administrator in its discretion may provide for an Optionee to have the right to exercise his or her Option or Stock Purchase Right until 15 days prior to such transaction as to all of the Optioned Stock covered thereby, including Shares as to which the Option or Stock Purchase Right would not otherwise be exercisable. In addition, the Administrator may provide that any Company repurchase option applicable to any Shares purchased upon exercise of an Option or Stock Purchase Right shall lapse as to all such Shares, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised, an Option or Stock Purchase Right will terminate immediately prior to the consummation of such proposed action.

                  (c) MERGER OR ASSET SALE. In the event of a consolidation of the Company with or the merger of the Company into another corporation (or other business entity), or the sale of substantially all of the assets of the Company, each outstanding Option and Stock Purchase Right shall fully vest and the Optionee shall have the immediate right to exercise the Option or Stock Purchase Right as to all of the Optioned Stock, including Shares as to which it would not otherwise be vested or exercisable, unless the Administrator determines otherwise with respect to any Optionee. If an Option or Stock Purchase Right becomes fully vested and exercisable, the Administrator shall notify the Optionee in writing or electronically that the Option or Stock Purchase Right shall be fully exercisable for a period of 15 days from the date of such notice, and the Option or Stock Purchase Right shall terminate upon the expiration of such period.

         13. TIME OF GRANTING OPTIONS AND STOCK PURCHASE RIGHTS. The date of grant of an Option or Stock Purchase Right shall, for all purposes, be the date on which the Administrator makes the determination granting such Option or Stock Purchase Right, or such other date as is determined by the Administrator. Notice of the determination shall be given to each Employee to whom an Option or Stock Purchase Right is so granted within a reasonable time after the date of such grant.

         14. AMENDMENT AND TERMINATION OF THE PLAN.

                  (a) AMENDMENT AND TERMINATION. The Board may at any time amend, alter, suspend or terminate the Plan.

                  (b) SHAREHOLDER APPROVAL. The Board shall obtain shareholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Laws.

                  (c) EFFECT OF AMENDMENT OR TERMINATION. No amendment, alteration, suspension or termination of the Plan shall impair the rights of any Optionee, unless mutually agreed otherwise between the Optionee and the Administrator, which agreement must be in writing and signed by the Optionee and the Company. Termination of the Plan shall not affect the Administrator's ability to exercise the powers granted to it hereunder with respect to Options granted under the Plan prior to the date of such termination.

         15. CONDITIONS UPON ISSUANCE OF SHARES.

                  (a) LEGAL COMPLIANCE. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares shall comply with Applicable Laws and shall be further subject to the approval of counsel for the Company with respect to such compliance.

                  (b) INVESTMENT REPRESENTATIONS. As a condition to the exercise of an Option, the Administrator may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required.

         16. INABILITY TO OBTAIN AUTHORITY. The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

         17. RESERVATION OF SHARES. The Company, during the term of this Plan, shall at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

         18. SHAREHOLDER APPROVAL. The Plan shall be subject to approval by the shareholders of the Company within 12 months after the date the Plan is adopted. Such shareholder approval shall be obtained in the degree and manner required under Applicable Laws.

         19. INFORMATION TO OPTIONEES AND PURCHASERS. The Company shall provide to each Optionee and to each individual who acquires Shares pursuant to the Plan, not less frequently than annually during the period such Optionee or purchaser has one or more Options or Stock Purchase Rights outstanding, and, in the case of an individual who acquires Shares pursuant to the Plan, during the period such individual owns such Shares, copies of annual financial statements. The Company shall not be required to provide such statements to key employees whose duties in connection with the Company assure their access to equivalent information.

                                                                   EXHIBIT 10.19

                        RAPTOR TECHNOLOGY NETWORKS, INC.

                                 2005 STOCK PLAN

                             STOCK OPTION AGREEMENT

         Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Stock Option Agreement.

I.       NOTICE OF STOCK OPTION GRANT

(Optionee's Name and Address)





         The undersigned Optionee has been granted an Option to purchase Common Stock of the Company, subject to the terms and conditions of the Plan and this Option Agreement, as follows:

Grant Number                        __________________________

Date of Grant                       __________________________

Vesting Commencement Date           __________________________

Exercise Price Per Share            __________________________

Total Number of Shares Granted      __________________________

Total Exercise Price                __________________________

Type of Option:                     _____    Incentive Stock Option

                                    _____    Nonstatutory Stock Option

Term/Expiration Date:               __________________________

         VESTING SCHEDULE: This Option shall be exercisable, in whole or in part, according to the following vesting schedule:

         ______________ percent of the Shares subject to the Option shall vest twelve months after the Vesting Commencement Date, and __% of the Shares subject to the Option shall vest each 12 months thereafter, subject to Optionee's continuing to be a Service Provider on such dates.

II.      AGREEMENT

         1. GRANT OF OPTION. The Plan Administrator of the Company hereby grants to the Optionee (the "OPTIONEE") named in the Notice of Stock Option Grant (the "NOTICE OF GRANT") an option (the "OPTION") to purchase the number of Shares set forth in the Notice of Grant, at the exercise price per Share set forth in the Notice of Grant (the "EXERCISE PRICE"), and subject to the terms and conditions of the Plan, which is incorporated herein by reference. Subject to Section 14(c) of the Plan, in the event of a conflict between the terms and conditions of the Plan and this Option Agreement, the terms and conditions of the Plan shall prevail.

         If designated in the Notice of Grant as an Incentive Stock Option ("ISO"), this Option is intended to qualify as an Incentive Stock Option as defined in Section 422 of the Code. Nevertheless, to the extent that it exceeds the $100,000 rule of Code Section 422(d), this Option shall be treated as a Nonstatutory Stock Option ("NSO").

         2.       EXERCISE OF OPTION.

                  (a) RIGHT TO EXERCISE. This Option shall be exercisable during its term in accordance with the Vesting Schedule set out in the Notice of Grant and with the applicable provisions of the Plan and this Option Agreement.

                  (b) METHOD OF EXERCISE. This Option shall be exercisable by delivery of an exercise notice in the form attached as EXHIBIT A (the "EXERCISE NOTICE") which shall state the election to exercise the Option, the number of Shares with respect to which the Option is being exercised (the "EXERCISED SHARES"), and such other representations and agreements as may be required by the Company. The Exercise Notice shall be accompanied by payment of the aggregate Exercise Price as to all Exercised Shares. This Option shall be deemed to be exercised upon receipt by the Company of such fully executed Exercise Notice accompanied by the aggregate Exercise Price.

         No Shares shall be issued pursuant to the exercise of an Option unless such issuance and such exercise complies with Applicable Laws. Assuming such compliance, for income tax purposes the Shares shall be considered transferred to the Optionee on the date on which the Option is exercised with respect to such Shares.

         3. OPTIONEE'S REPRESENTATIONS. If the Shares have not been registered under the Securities Act of 1933, as amended (the "SECURITIES ACT"), at the time this Option is exercised, the Optionee shall, if required by the Company, concurrently with the exercise of all or any portion of this Option, deliver to the Company his or her Investment Representation Statement in the form attached hereto as EXHIBIT B.

         4. LOCKUP PERIOD. The Optionee hereby agrees that, if so requested by the Company or any representative of the underwriters (the "MANAGING UNDERWRITER") in connection with any registration of the offering of any securities of the Company under the Securities Act, the Optionee shall not sell or otherwise transfer any Shares or other securities of the Company during the 180-day period (or such other period as may be requested in writing by the Managing Underwriter and agreed to in writing by the Company) (the "MARKET

STANDOFF PERIOD") following the effective date of a registration statement of the Company filed under the Securities Act. Such restriction shall apply only to the first registration statement of the Company to become effective under the Securities Act that includes securities to be sold on behalf of the Company to the public in an underwritten public offering under the Securities Act. The Company may impose stop-transfer instructions with respect to securities subject to the foregoing restrictions until the end of such Market Standoff Period.

5. METHOD OF PAYMENT. Payment of the aggregate Exercise Price shall be by any of the following, or a combination thereof, at the election of the Optionee:

                  (a) cash or check;

                  (b) consideration received by the Company under a formal cashless exercise program adopted by the Company in connection with the Plan; or

                  (c) surrender of other Shares which, (i) in the case of Shares acquired upon exercise of an option, have been owned by the Optionee for more than six months on the date of surrender, and (ii) have a Fair Market Value on the date of surrender equal to the aggregate Exercise Price of the Exercised Shares.

         6. RESTRICTIONS ON EXERCISE. This Option may not be exercised until such time as the Plan has been approved by the shareholders of the Company, or if the issuance of such Shares upon such exercise or the method of payment of consideration for such shares would constitute a violation of any Applicable Law.

         7. NON-TRANSFERABILITY OF OPTION AND UNDERLYING SHARES. This Option may not be transferred in any manner otherwise than by will or by the laws of descent or distribution and may be exercised during the lifetime of the Optionee only by the Optionee. The terms of the Plan and this Option Agreement shall be binding upon the executors, administrators, heirs, successors and assigns of the Optionee. The Company may require that the Optionee, prior to the issuance of any such shares issuable pursuant to the exercise of the Option, sign and deliver to the Company a written statement ("Investment Letter") stating (a) that the Optionee is purchasing the shares for investment and not with a view to the sale or distribution thereof; (b) that the Optionee will not sell any shares received upon exercise of the Option or any other shares of the Company that the Optionee may then own or thereafter acquire except either (i) through a broker on a national securities exchange or (ii) with the prior written approval of the Company after providing to the Company the right, upon 30 days prior written notice to purchase such shares at their fair market value (as determined in good faith by the board of directors of the Company) as of the date of such notice; and (c) containing such other terms and conditions as counsel for the Company may reasonably require to assure compliance with the Securities Act of 1933 or other applicable federal or state securities laws and regulations. Such Investment Letter shall be in form and content acceptable to the Company in its sole discretion.

         8. TAX CONSEQUENCES. Set forth below is a brief summary of some of the federal tax consequences of exercise of this Option and disposition of the Shares. THIS SUMMARY IS NECESSARILY INCOMPLETE, AND THE TAX LAWS AND REGULATIONS ARE SUBJECT TO CHANGE. THE OPTIONEE SHOULD CONSULT A TAX ADVISER BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

                  (a) EXERCISE OF ISO. If this Option qualifies as an ISO, there will be no regular federal income tax liability upon the exercise of the Option, although the excess, if any, of the Fair Market Value of the Shares on the date of exercise over the Exercise Price will be treated as an adjustment to the alternative minimum tax for federal tax purposes and may subject the Optionee to the alternative minimum tax in the year of exercise.

                  (b) EXERCISE OF NSO. There may be a regular federal income tax liability upon the exercise of an NSO. The Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the Fair Market Value of the Shares on the date of exercise over the Exercise Price. If the Optionee is an Employee or a former Employee, the Company will be required to withhold from the Optionee's compensation or collect from Optionee and pay to the applicable taxing authorities an amount in cash equal to a percentage of this compensation income at the time of exercise, and may refuse to honor the exercise and refuse to deliver Shares if such withholding amounts are not delivered at the time of exercise.

                  (c) DISPOSITION OF SHARES. In the case of an NSO, if Shares are held for at least one year, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes. In the case of an ISO, if Shares transferred pursuant to the Option are held for at least one year after exercise and for at least two years after the Date of Grant, any gain realized on disposition of the Shares will also be treated as long-term capital gain for federal income tax purposes. If Shares purchased under an ISO are disposed of within one year after exercise or two years after the Date of Grant, any gain realized on such disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the difference between the Exercise Price and the lesser of (1) the Fair Market Value of the Shares on the date of exercise, or (2) the sale price of the Shares. Any additional gain will be taxed as capital gain, short-term or long-term depending on the period that the ISO Shares were held.

                  (d) NOTICE OF DISQUALIFYING DISPOSITION OF ISO SHARES. If the Option granted to the Optionee herein is an ISO, and if the Optionee sells or otherwise disposes of any of the Shares acquired pursuant to the ISO on or before the later of (1) the date two years after the Date of Grant, or (2) the date one year after the date of exercise, the Optionee shall immediately notify the Company in writing of such disposition. The Optionee agrees that the Optionee may be subject to income tax withholding by the Company on the compensation income recognized by the Optionee.

         9. ENTIRE AGREEMENT; GOVERNING LAW. The Plan is incorporated herein by reference. The Plan and this Option Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Optionee with respect to the subject matter hereof, and may not be modified adversely to the Optionee's interest except by means of a writing signed by the Company and Optionee. This Option Agreement shall be governed by, and construed in accordance with the laws of the State of California without resort to that State's conflict of law rules.

         10. NO GUARANTEE OF CONTINUED SERVICE. THE OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES PURSUANT TO THE VESTING SCHEDULE HEREOF IS EARNED ONLY BY CONTINUING AS A SERVICE PROVIDER AT THE WILL OF THE COMPANY (NOT THROUGH THE ACT OF BEING HIRED, BEING GRANTED THIS OPTION OR ACQUIRING SHARES HEREUNDER). THE OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT THIS AGREEMENT, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS A SERVICE PROVIDER FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL, AND SHALL NOT INTERFERE IN ANY WAY WITH OPTIONEE'S RIGHT OR THE COMPANY'S RIGHT TO TERMINATE THE OPTIONEE'S RELATIONSHIP AS A SERVICE PROVIDER AT ANY TIME, WITH OR WITHOUT CAUSE EXCEPT AS MAY OTHERWISE BE SET FORTH IN ANY WRITTEN EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND OPTIONEE.

         The Optionee acknowledges receipt of a copy of the Plan and represents that he or she is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all of the terms and provisions thereof. The Optionee has reviewed the Plan and this Option in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Option and fully understands all provisions of the Option. The Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Administrator upon any questions arising under the Plan or this Option. The Optionee further agrees to notify the Company upon any change in the residence address indicated below.


OPTIONEE:                            RAPTOR TECHNOLOGY NETWORKS, INC.



_______________________________      ___________________________________
Signature                            By



_______________________________      ___________________________________
Print Name                           Title


_______________________________
_______________________________
Residence Address

                                    EXHIBIT A

                         2005 STOCK PLAN EXERCISE NOTICE


Raptor Technology Networks, Inc.
_____________________________
_____________________________
Attention:  President

         1. EXERCISE OF OPTION. Effective as of today, _____________, _____, the undersigned ("OPTIONEE") hereby elects to exercise Optionee's option ("OPTION") to purchase __________ shares of the Common Stock (the "SHARES") of Raptor Technology Networks, Inc. (the "COMPANY") under and pursuant to the 2005 Stock Plan (the "PLAN") and the Stock Option Agreement dated ___________, ____ (the "OPTION AGREEMENT").

         2. DELIVERY OF PAYMENT. Purchaser herewith delivers to the Company the full purchase price of the Shares, as set forth in the Option Agreement.

         3. REPRESENTATIONS OF OPTIONEE. Optionee acknowledges that Optionee has received, read and understood the Plan and the Option Agreement and agrees to abide by and be bound by their terms and conditions.

         4. RIGHTS AS SHAREHOLDER. Until the issuance of the Shares (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Shares shall be issued to the Optionee as soon as practicable after the Option is exercised. No adjustment shall be made for a dividend or other right for which the record date is prior to the date of issuance except as provided in Section 12 of the Plan.

         5. REPURCHASE OPTION ON TERMINATION OF EMPLOYMENT. If the Optionee's employment with the Company terminates for any reason whatsoever (a "TERMINATION") prior to either (i) the initial underwritten public offering of the Company's Common Stock or (ii) the acquisition (whether by merger, sale of stock or sale of assets) of the Company by parties other than existing shareholders of the Company, the Company shall have the option, as determined by the Administrator, to repurchase any Shares issued upon exercise of the Option for a period of 90 days following such termination of employment (the "REPURCHASE OPTION").

         The price of the Shares to be purchased upon the exercise of the Repurchase Option shall be the Fair Market Value of the Shares as of the date of the Termination as determined by the Administrator in the exercise of its sole discretion. The Company shall notify the Optionee of the price so determined at the time it exercises its Repurchase Option. If the Optionee disputes the price as set by the Administrator, it shall do so by delivery of written notice to the Company within ten days after being informed of the price. Within 30 days following receipt of such notice, the Administrator shall designate an independent third party appraiser to determine the Fair Market Value of the Shares, which determination shall be made as promptly as practicable and shall be conclusive and binding upon the parties. If the Administrator is not notified of any such dispute within such ten day period, the determination of the Administrator as to the purchase price shall be final. Any time required to resolve a dispute shall be added to the 90 day period in which the Company may exercise its Repurchase Option.

         6. TAX CONSULTATION. Optionee understands that Optionee may suffer adverse tax consequences as a result of Optionee's purchase or disposition of the Shares. Optionee represents that Optionee has consulted with any tax consultants Optionee deems advisable in connection with the purchase or disposition of the Shares and that Optionee is not relying on the Company for any tax advice.

         7. RESTRICTIVE LEGENDS AND STOP-TRANSFER ORDERS.

                  (a) LEGENDS. Optionee understands and agrees that the Company shall cause the legends set forth below or legends substantially equivalent thereto, to be placed upon any certificate(s) evidencing ownership of the Shares together with any other legends that may be required by the Company or by state or federal securities laws:

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR, IN THE OPINION OF COUNSEL SATISFACTORY TO THE ISSUER OF THESE SECURITIES, SUCH OFFER, SALE, TRANSFER, PLEDGE OR HYPOTHECATION IS IN COMPLIANCE THEREWITH.

THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN RESTRICTIONS ON TRANSFER AND A RIGHT OF REPURCHASE HELD BY THE ISSUER OR ITS ASSIGNEE(S) AS SET FORTH IN THE EXERCISE NOTICE BETWEEN THE ISSUER AND THE ORIGINAL HOLDER OF THESE SHARES, A COPY OF WHICH MAY BE OBTAINED AT THE PRINCIPAL OFFICE OF THE ISSUER. SUCH TRANSFER RESTRICTIONS AND RIGHT OF REPURCHASE ARE BINDING ON TRANSFEREES OF THESE SHARES.

                  (b) REFUSAL TO TRANSFER. The Company shall not be required (i) to transfer on its books any Shares that have been sold or otherwise transferred in violation of any of the provisions of this Agreement or
         (ii) to treat as owner of such Shares or to accord the right to vote or pay dividends to any purchaser or other transferee to whom such Shares shall have been so transferred.

         8. SUCCESSORS AND ASSIGNS. The Company may assign any of its rights under this Agreement to single or multiple assignees, and this Agreement shall inure to the benefit of the successors and assigns of the Company. Subject to the restrictions on transfer herein set forth, this Agreement shall be binding upon Optionee and his or her heirs, executors, administrators, successors and assigns.

         9. INTERPRETATION. Any dispute regarding the interpretation of this Agreement shall be submitted by Optionee or by the Company forthwith to the Administrator which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Administrator shall be final and binding on all parties.

         10. GOVERNING LAW: SEVERABILITY. This Agreement is governed by the internal substantive laws but not the choice of law rules, of California.

         11. ENTIRE AGREEMENT. The Plan and Option Agreement are incorporated herein by reference. This Agreement, the Plan, the Option Agreement and the Investment Representation Statement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Optionee with respect to the subject matter hereof, and may not be modified adversely to the Optionee's interest except by means of a writing signed by the Company and Optionee.

Submitted by:                           Accepted by:

OPTIONEE:                               RAPTOR TECHNOLOGY NETWORKS, INC.


_______________________________         By:_________________________________
Signature
                                              Its:__________________________
_______________________________
Print Name                              ADDRESS:
                                        --------
                                        ____________________________________
ADDRESS:                                ____________________________________
--------
_______________________________
_______________________________         ____________________________________
                                        Date Received

                                    EXHIBIT B

                       INVESTMENT REPRESENTATION STATEMENT

OPTIONEE:

COMPANY:          RAPTOR TECHNOLOGY NETWORKS, INC.

SECURITY:         COMMON STOCK

AMOUNT:

DATE:

         In connection with the purchase of the above-referenced securities (the "SECURITIES"), the undersigned Optionee makes the following representations to the Company:

         (a) Optionee is aware of the Company's business affairs and financial condition and has acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the Securities. Optionee is acquiring the Securities for investment for Optionee's own account only and not with a view to, or for resale in connection with, any "distribution" thereof within the meaning of the Securities Act of 1933, as amended (the "SECURITIES ACT").

         (b) Optionee acknowledges and understands that the Securities constitute "restricted securities" under the Securities Act and have not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of Optionee's investment intent as expressed herein. In this connection, Optionee understands that, in the view of the Securities and Exchange Commission, the statutory basis for such exemption may be unavailable if Optionee's representation was predicated solely upon a present intention to hold these Securities for the minimum capital gains period specified under tax statutes, for a deferred sale, for or until an increase or decrease in the market price of the Securities, or for a period of one year or any other fixed period in the future. Optionee further understands that the Securities must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available. Optionee further acknowledges and understands that the Company is under no obligation to register the Securities. Optionee understands that the certificate evidencing the Securities will be imprinted with a legend which prohibits the transfer of the Securities unless they are registered or such registration is not required in the opinion of counsel satisfactory to the Company and any other legend required under applicable state securities laws.

         (c) Optionee is familiar with the provisions of Rule 701 and Rule 144, each promulgated under the Securities Act, which, in substance, permit limited public resale of "restricted securities" acquired, directly or indirectly from the issuer thereof, in a nonpublic offering subject to the satisfaction of certain conditions. Rule 701 provides that if the issuer qualifies under Rule 701 at the time of the grant of the Option to the Optionee, the exercise will be exempt from registration under the Securities Act. If the Company becomes subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), 90 days thereafter (or such longer period as any market standoff agreement may require) the Securities exempt under Rule 701 may be resold, subject to the satisfaction of certain of the conditions specified by Rule 144, including: (1) the resale being made through a broker in an unsolicited "broker's transaction" or in transactions directly with a market maker (as said term is defined under the Exchange Act); and, in the case of an affiliate, (2) the availability of certain public information about the Company, (3) the amount of Securities being sold during any three-month period not exceeding the limitations specified in Rule 144(e), and (4) the timely filing of a Form 144, if applicable.

         If the Company does not qualify under Rule 701 at the time of grant of the Option, then the Securities may be resold in certain limited circumstances subject to the provisions of Rule 144, which requires the resale to occur not less than one year after the later of the date the Securities were sold by the Company or the date the Securities were sold by an affiliate of the Company, within the meaning of Rule 144; and, in the case of acquisition of the Securities by an affiliate, or by a nonaffiliate who subsequently holds the Securities less than two years, the satisfaction of the conditions set forth in SECTIONS (1), (2), (3) AND (4) of the paragraph immediately above.

         (d) Optionee further understands that if all of the applicable requirements of Rule 701 or 144 are not satisfied, registration under the Securities Act, compliance with Regulation A, or some other registration exemption will be required; and that, notwithstanding the fact that Rules 144 and 701 are not exclusive, the Staff of the Securities and Exchange Commission has expressed its opinion that persons proposing to sell private placement securities other than in a registered offering and otherwise than pursuant to Rules 144 or 701 will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and their respective brokers who participate in such transactions do so at their own risk. Optionee understands that no assurances can be given that any such other registration exemption will be available in such event.

                                             Signature of Optionee:


                                             _________________________________

                                             Date: ___________________________