Form 10QSB/A
period 2005-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-04-28
CIK 1163300

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO __________

                        Commission File Number: 333-74846

                        ---------------------------------


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

                        ---------------------------------

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

     As of April 28, 2006, there were 54,204,367 shares of the issuer's common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes | | No |X|

                                EXPLANATORY NOTE

         Raptor Networks Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended March 31, 2005 to reflect the restatement of its consolidated financial statements for the three months ended March 31, 2005. The restatement arises from an error identified in the Company's calculation of the non-cash impact of the cost of convertible debt and warrants to purchase common stock issued in conjunction with several private placements conducted by the Company during the three months ended March 31, 2005 to raise capital to support the Company's ongoing operations. Emerging Issues Task Force publications 96-13 and 98-5 require that the expense recognized upon the issuance of convertible debt or warrants be based on the fair value of the convertible debt or warrants at the time of issuance. Since there is no public market for the convertible debt or warrants issued by the Company during the three months ended March 31, 2005, the Black-Scholes model was used by the Company to determine a fair value based on (i) the conversion price (in the case of convertible debt) or the exercise price (in the case of warrants), (ii) the life of the convertible debt or warrants, (iii) the interest rate (only in the case of convertible debt), and (iv) a volatility regarding the future price of the Company's common stock as determined by the Company's management.

         As originally reported in the Company's financial statements for the three months ended March 31, 2005, the expense for convertible debt and warrants was calculated as (i) the amount of convertible debt or warrants issued, multiplied by (ii) the difference between (a) the fair value (as calculated by the Black-Scholes model) and (b) the conversion price (in the case of convertible debt) or the exercise price (in the case of warrants). However, since the conversion price of convertible debt and the exercise price of warrants are already accounted for in the Black-Scholes calculation of fair value, it has been determined by the Company's management, the Audit Committee of the Company's Board of Directors and Comiskey & Company, P.C., the Company's independent registered public accounting firm, that the conversion price of convertible debt and the exercise price of warrants should not have been subtracted from the fair value for purposes of calculating the expense of convertible debt and warrants issued by the Company.

         The correction of this error as reported in this Amendment No. 1 to Form 10-QSB resulted in an increase in both the Company's expenses and its paid in capital for the three months ended March 31, 2005 of $1,067,825 as compared to the amounts disclosed in the original filing of the Form 10-QSB. The Company's Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to the restatement described above and have determined that the errors did not result from, or require a finding of, a material weakness in the Company's internal disclosure controls and procedures. This conclusion was discussed with, and approved by, both the Audit Committee and Comiskey & Company.

         The information in this Amendment No. 1 to Form 10-QSB has not been updated from the original filing of the Form 10-QSB except as required to reflect the effects of the restatement. The restatement includes changes to Part I, Items 1 and 2. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Amendment No. 1 to Form 10-QSB does not purport to provide an update or a discussion of any other developments of the Company subsequent to the original filing.

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of March 31, 2005 (unaudited)
              and December 31, 2004 (audited)..............................  F-1

         Consolidated Statements of Operations for the Three Months
              Ended March 31, 2005 (unaudited) and 2004 (unaudited)........  F-2

         Consolidated Statement of Stockholders' Equity for the Three
              Months Ended March 31, 2005 (unaudited)......................  F-3

         Consolidated Statement of Cash Flows for the Three Months Ended
              March 31, 2005 (unaudited) and 2004 (unaudited)..............  F-4

         Notes to Consolidated Financial Statements (unaudited)............  F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.........    1


                           PART II - OTHER INFORMATION

Item 6.  Exhibits..........................................................    9

Signatures.................................................................   10

Exhibits Filed with this Amendment No. 1 to Form 10-QSB....................   11

ITEM 1.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             Unaudited        Audited
                                                             March 31,      December 31,
                                                                2005            2004
                                                            ------------    ------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                              $     88,486    $     39,213
     Inventory, net                                            1,394,369       1,212,290
     Prepaid expenses                                            218,257         260,297
     License Fees                                                458,960         259,480
     Other current assets                                          7,172           9,633
                                                            ------------    ------------

     Total current assets                                      2,167,244       1,780,913

PROPERTY AND EQUIPMENT, NET                                      730,531         770,446

OTHER ASSETS
     Debt issue cost                                              22,467          25,676
     Deposits                                                    104,333         104,333
                                                            ------------    ------------

     TOTAL ASSETS                                           $  3,024,575    $  2,681,368
                                                            ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                       $    789,823    $    418,320
     Deferred Revenue                                             44,000          44,000
     Accrued liabilities                                         373,490       1,097,686
     Short-term debt                                                  --          87,817
     Short-term convertible debt                               2,360,000       1,000,000
     Accrued interest payable                                     99,333          51,719
                                                            ------------    ------------

     Total current liabilities                                 3,666,646       2,699,542

     Long-term convertible debt                                1,685,290       1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                      --              --
     Common stock, $0.001 par value; 50,000,000 shares
      authorized; 32,083,442 and 30,845,942 shares
      issued and outstanding                                      32,083          30,846
     Additional paid-in capital                               28,667,891      26,956,247
     Accumulated deficit                                     (31,027,335)    (28,219,557)
                                                            ------------    ------------

     Total Stockholders' Equity (deficit)                     (2,327,361)     (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  3,024,575    $  2,681,368
                                                            ============    ============


  The accompanying notes are an integral part of the consolidated financial statements.






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                  March 31, 2005  March 31, 2004
                                                   ------------    ------------
REVENUE, NET                                       $     15,000    $         --
COST OF SALES                                            13,599              --
                                                   ------------    ------------

     GROSS PROFIT                                         1,401              --
                                                   ------------    ------------

OPERATING EXPENSES
     Consulting                                              --         147,540
     Finder's Fees                                      198,520              --
     Cost of warrants granted                         1,171,644              --
     Stock for services                                      --       9,644,388
     Salary expense and salary related costs            682,652         796,875
     Marketing expense                                  118,349           5,012
     Research & Development                             120,568          59,345
     Selling, general and administrative                446,348         204,780
                                                   ------------    ------------

         Total operating expenses                     2,738,081      10,857,940
                                                   ------------    ------------

     Loss from operations                            (2,736,680)    (10,857,940)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                         --              --
     Interest expense                                   (71,098)        (17,005)
                                                   ------------    ------------

         Total other income (loss)                      (71,098)        (17,005)
                                                   ------------    ------------

Loss before income taxes                             (2,807,778)    (10,874,945)
                                                   ------------    ------------

Income tax benefit                                           --              --

NET LOSS                                           $ (2,807,778)   $(10,874,945)
                                                   ============    ============

BASIC AND DILUTED NET
 LOSS PER SHARE                                    $      (0.09)   $      (0.51)
                                                   ============    ============

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         31,151,742      21,467,581
                                                   ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.





                                        RAPTOR NETWORKS TECHNOLOGY, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     COMMON STOCK
                                                                            ADDITIONAL
                                                             ADDITIONAL       PAID-IN                           TOTAL
                                NUMBER OF                     PAID-IN        CAPITAL -      ACCUMULATED     STOCKHOLDERS'
                                 SHARES           AMOUNT      CAPITAL        WARRANTS         DEFICIT          EQUITY

Balance, December 31, 2004      30,845,942        30,846    26,836,247       120,000       (28,219,557)    (1,232,464)

  Common stock issued for
    legal settlement January
    12, 2005, $.40 per share       975,000           975       388,537            --                --        389,512
  Common stock issued for
    legal settlement March
    4, 2005, $.578 per share       262,500           262       151,463                                        151,725
  Warrants issued as a                                                     1,171,644                        1,171,644
    financing incentive
  Net loss for the period               --            --            --            --        (2,807,778)    (2,807,778)
    ended March 31, 2005

Balance, March 31, 2005         32,083,442        32,083    27,376,247     1,291,644       (31,027,335)    (2,327,361)


                 The accompanying notes are an integral part of the consolidated financial statements.




                        RAPTOR NETWORKS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  March 31, 2005  March 31, 2004
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $ (2,807,778)   $(10,874,945)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
         Depreciation                                    72,438          26,873
         Amortization                                     3,210         293,050
         Common stock issued for services                    --       9,354,548
         Warrants issued                              1,171,644              --
     Changes in operating assets and liabilities:
          Other current assets                            2,461           4,101
          Deposits                                           --           1,200
          Prepaid assets                                 42,040         (28,523)
          License fees                                 (199,480)             --
          Inventories                                  (182,079)        (88,248)
          Accounts payable                              371,502          16,104
          Interest payable                               47,614          13,901
          Other accrued liabilities                    (812,013)        (26,519)
          Accrued payroll and payroll taxes                  --          79,303
                                                   ------------    ------------
     Net cash used in operating activities           (2,290,441)     (1,229,155)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment             (32,523)        (10,389)
                                                   ------------    ------------
         Net cash provided by (used in)
           investing activities                         (32,523)        (10,389)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                       541,237              --
         Proceeds from short term debt                1,831,000         969,113
                                                   ------------    ------------
     Net cash provided by (used in)
      investing activities                            2,372,237         969,113
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    49,273        (270,431)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           39,213         316,747
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $     88,486    $     46,316
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

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by $35,814($0.00 per share) and $51,415 ($0.00 per share) for the periods ended March 31, 2005 and March 31, 2004, respectively. This pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the period ended March 31, 2005 and March 31, 2004 was $0.44 to $0.92 and $0.1451 to $3.55, respectively.

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                            March 31, 2005       March 31,2004
                                             -------------       --------------
      Net Income (loss)
         As reported.......................  $  (2,807,778)      $  (10,874,945)
                                             =============       ==============
          Pro forma........................  $  (2,843,593)      $  (10,926,360)
                                             =============       ==============

      Basic net loss per share
         As reported.......................  $       (0.09)      $        (0.51)
                                             =============       ==============
         Pro forma.........................  $       (0.09)      $        (0.51)
                                             =============       ==============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                              March 31, 2005    March 31, 2004
                                              --------------    --------------

      Dividend Yield.........................       0%                 0%
      Risk-Free Interest Rate................      6.0%               6.0%
      Expected Life..........................    3 years            3 years
      Expected Volatility....................   433-621%           79.53-531%


2. PROPERTY AND EQUIPMENT
   ----------------------

Property and equipment consisted of the following:

                                                    March 31,       December 31,
                                                      2005             2004
                                                   -----------      -----------

         Furniture and Office equipment            $   136,350      $   136,350
         Computer equipment                            167,048          167,048
         Testing equipment                             584,444          537,314
         Leasehold Improvements                        113,317          127,924
                                                   -----------      -----------

                                                     1,001,159          968,636
         Less: Accumulated depreciation               (270,628)        (198,190)
                                                   -----------      -----------
                                                   $   730,531      $   770,446
                                                   ===========      ===========

3. CONVERTIBLE DEBT
   ----------------


                                    8%, 3 YEAR NOTES  10% BRIDGE NOTES   8% BRIDGE NOTES
                                      ------------      ------------      ------------
  Balance at December 31, 2004        $  1,214,290      $  1,000,000      $         --

     Issuance of Notes                          --         1,360,000           471,000
                                      ------------      ------------      ------------

  Balance at March 31, 2005           $  1,214,290      $  2,360,000      $    471,000
                                      ============      ============      ============

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

The 10% Convertible Notes were issued along with 1,416,000 Series E Common Stock Purchase Warrants. The Series E Warrants have an exercise price of $0.60 per share and shall expire five years from the date of issuance. Management believes that it is reasonable to assume that the 1,416,000 Series E Warrants will be settled in shares. With respect to the valuation of the 1,416,000 Series E Warrants, issued between November 2004 and February 2005, a volatility of 88%, a strike price of $0.60, an option value of $0.27 - $0.72 and using the Black-Scholes model, an additional expense of financing of $395,190 has been recognized during the first quarter of 2005.

The net proceeds from the issuance of convertible debt and warrants was first allocated to the convertible debt and the warrants in the ratio of their respective fair values, resulting in a discount from the debt related to the Series E Warrants (of which $120,000 was recognized in 2004). Since the 10% Convertible Notes are due on demand, the entire discount of $1,743,400 on the convertible debt and $380,600 for the Series E Warrants will be charged to operations. Since the conversion of the note is contingent on the fact that an equity based financing of at least $4,000,000 is obtained, the total charge was measured as per the date of issuance of the note; however, this charge amounting to $2,124,000 will not be recognized until the "contingency" of a minimum raise of $4,000,000 has been removed as allowed under paragraph 13 of EITF 98-5.

At March 31, 2005, the total amount of principal and interest calculated per the estimated conversion date under the 10% Notes was $2,509,971. After taking into account the provision of the 10% Notes which provides that the holders will be deemed to have tendered 120% of the outstanding balance of the 10% Notes, it is estimated that the holders of the 10% Notes will be deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of the Company's current private placement of "units" (the "2005 Private Placement"), the holders will be entitled to an aggregate of 6,023,932 shares of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement) and 1,505,989 Series G-BH Warrants to purchase the Company's common stock. The Series G-BH Warrants will have an exercise price of $2.50 per share of common stock, expire five years from the date of issuance, and be callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 1,505,989 Series G-BH Warrants expected to be issued upon the conversion of 10% Notes issued between November 2004 and February 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.17 - $0.51 and using the Black-Scholes model, an additional expense of financing of $552,126 has been recognized.


8% Convertible Bridge Notes

Between February 2005 and March 2005, the Company secured private debt financing from various private-party non-affiliates in the original aggregate principal amount of Four Hundred Seventy-One Thousand Dollars ($471,000). The net proceeds to the Company were Four Hundred Fourteen Thousand Four Hundred Eighty Dollars ($414,480) after the payment of a 12% placement fee to the placement agent. The debt is evidenced by Convertible Bridge Notes (the "8% Notes"), which bear interest at a rate of 8% per annum. The 8% Notes contain a conversion provision whereby the entire principal and accrued interest of the 8% Notes will automatically convert into shares of the Company's common stock if the Company raises at least Three Million Dollars ($3,000,000) in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price will reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $471,000 in 8% Notes will be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggers the automatic conversion.

Since the conversion of the 8% Notes is contingent on the fact that an equity based financing of at least $3,000,000 be obtained, the total charge was measured as per the date of issuance of the notes in the first quarter of 2005 and this charge will be recognized at the time that the contingency is removed as prescribed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the 8% Notes, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50 per share of common stock included within the units offered to investors in the 2005 Private Placement); using the fair market values on the dates of receipt of proceeds ranging from $0.55 - $0.76 and a volatility of 88%, the total amount charged to operations will be $414,480.

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

On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. For details, see the comments below under "Equity Offering."

5. STOCK OPTIONS AND WARRANTS
   --------------------------

On July 15, 2004 the Company's Board of Directors approved a formal stock option plan, subject to shareholder approval which, on April 7, 2005, was superceded by a Board approved 2005 Stock Plan. Until the 2005 Stock Plan has been approved by the shareholders, all stock options have been issued outside of the 2005 Stock Plan. During the fourth quarter of 2004 132,500 options were issued with an exercise price of $0.50 per share. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options with exercise prices ranging from $1.50-$1.75 per share to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. Options and warrants are summarized as follows:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                 -----------      ----------
Outstanding at December 31, 2004                   9,139,468      $    2.67
   Granted                                         1,567,625            .67
   Cancelled                                        (265,000)          1.00
   Exercised                                              --             --
                                                 -----------      ----------
Outstanding at March 31, 2005                     10,442,093      $    2.19
                                                 ===========      ==========

The following table summarizes options and warrants outstanding at March 31, 2005:

           Range        Number    Wtd. Ave. Life   Wtd. Ave. Price   Exercisable
           -----        ------    --------------   ---------------   -----------

         $.50-$3.50   10,442,093    1.77 years        $2.19           8,389,593

As further consideration for securing the 8% Notes (as described in Note 3 above), the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares issued upon conversion of the 8% Notes. Based on the estimated 1,412,942 shares of common stock issuable upon conversion of the 8% Notes, it is estimated that the placement agent or its designees will be issued an aggregate of 211,941 Series F Warrants. Fair value is calculated at the conversion date. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire on the earlier of five years from their date of issuance or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 211,941 Series F Warrants will be settled in shares. With respect to the valuation of the 211,941 Series F Warrants, a volatility of 88%, a strike price of $0.40, an option value of $0.56 - $0.76 and using the Black-Scholes model, an additional expense of financing of $138,328 has been recognized.

On February 11, 2005, the Company became obligated to issue a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants will have an exercise price of $0.60 per share of the Company's common stock and expire on February 11, 2010. Compensation costs of $86,000 were recorded for these warrants in 2005.

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

OPTIONS ISSUED
--------------
Subsequent to March 31, 2005, the Company, subject to board approval committed to issue a total of 115,000 common stock purchase options to certain employees which are exercisable during a three year period, following the option grant dates and ending during the first quarter of 2008, at an option exercise to be determined at the date of board approval. There were no options cancelled subsequent to March 31, 2005.

EQUITY OFFERING
---------------
On March 22, 2005, the Company signed an agreement with a private placement agent for the private placement of common stock and warrants to purchase common stock, on a "best efforts" basis. The common stock and warrants will be sold as "units," with each unit consisting of four shares of common stock and one warrant. The price per unit is $2.00. Pursuant to the terms of the agreement, the minimum amount to be raised in the private placement is $500,000 and the maximum is $6,500,000 (with an option to increase the offering size by up to twenty percent). The warrants offered in this private placement have an exercise price of $2.50 per share of common stock and expire on the fifth anniversary of the date of issuance. In connection with this private placement the Company received gross proceeds of $507,500 on April 29, 2005.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

EFFECTS OF RESTATEMENT

This Management's Discussion and Analysis or Plan of Operation discussion has been revised solely to the extent necessary to reflect the effects of the restatement described in the Explanatory Note on page i of this Amendment No. 1 to Form 10-QSB and in Note 3 and Note 5 to the accompanying consolidated financial statements. This Management's Discussion and Analysis or Plan of Operation discussion does not purport to provide an update or a discussion of any other developments of the Company subsequent to the original filing of the Form 10-QSB.

COMPANY OVERVIEW

Raptor Networks Technology, Inc. (the "Registrant," "Company," "us," "we," or "our") was organized under the laws of the State of Colorado on January 22, 2001. The principal office of the corporation is 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705.

Except for the historical information contained in this Amendment No. 1 to Form 10-QSB, the matters discussed herein may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase product sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in the "Risk Factors" included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission (the "SEC").

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

On October 17, 2003, the Company completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation ("Raptor"). The Company acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became a wholly-owned subsidiary of the Company. With completion of the acquisition transaction, the Company terminated its previous operations and, by and through Raptor, became engaged in the data network switching industry including the design, production, sales and service of standards-based and proprietary high speed switching technology applied to sophisticated inter-networking systems, operating in a large variety of new and existing government and private sector network systems.

The Company's principal headquarters are located at 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705 and its phone number is 949-623-9300. The Company's Internet address is www.raptor-networks.com. The Company's Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter, and Compensation Committee Charter may be found on its website at the Internet address set forth above. The Company's filings with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.

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

The Company recently completed a build of evaluation units of its launch product, the Ether Raptor 1010 (ER-1010), and has placed these units at high potential launch customers and integrators. In order to ensure a strong focus on the ER-1010, development of other products was postponed. The Company believes that selling cycles for its new technology will be longer than originally anticipated.

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

GOING CONCERN QUALIFICATION

The Company has had only a limited operating history with minimal sales, and has sustained operating losses of $23,532,391 through March 31, 2005 and $20,574,984 at December 31, 2004. At March 31, 2005, the Company had a deficit in working capital of $1,499,402 and a stockholders' deficit of $2,327,361. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is addressing these conditions by raising capital for expansion using a combination of convertible debt, options and warrants, sales of stock for cash, and the use of shares to compensate for services performed. During the first quarter of 2005, the Company raised $1,831,000 through the issuance of convertible bridge loans. In addition, a private placement of common stock at $0.50 per share is in process, and is expected to raise a minimum of $500,000 and a maximum of $6,500,000. On April 29, 2005 the Company received gross proceeds of $507,500 under the terms of the private placement. However, there can be no assurance that the Company will be able to continue to use these same financing strategies in the future, or that it will be successful in raising sufficient equity in its private placement to sustain its business plan until it achieves profitability. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue as a going concern.

RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 have not materially changed and are incorporated into this Amendment No. 1 to Form 10-QSB.

CRITICAL ACCOUNTING POLICIES

GENERAL

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in this Amendment No. 1 to Form 10-QSB are based upon our unaudited financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgments and estimates including those related to product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

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

                                                March 31, 2005    March 31, 2004
                                                 ------------      ------------
       Net Sales                                 $     15,000      $         --
       Cost of Sales                                   13,599                --
                                                 ------------      ------------

       Gross Profit                                     1,401                --

       Operating expenses
          Consulting Fees                                  --           147,540
          Finder's Fees                               198,520                --
          Cost of warrants granted                  1,321,273                --
          Stock for services (non cash)                    --         9,644,388
          Salary and salary related costs             682,652           796,875
          Marketing expense                           118,349             5,012
          Research and Development Costs              120,568            59,345
          Selling, general and administrative         446,348           204,780
                                                 ------------      ------------
       Total operating expenses                     2,887,710        10,857,940

         Net Other Income (loss)                      (71,098)          (17,005)
       Loss before Income tax provision
         Income tax provision                              --                --
                                                 ------------      ------------
       Net loss                                  $ (2,957,407)     $(10,874,945)
                                                 ============      ============


NET SALES

For the period from inception of the operating company, on July 24, 2003 through March 31, 2005 the Company realized only minimal revenues. During the first quarter of 2004, there were no revenues whereas during the first quarter of 2005 there was one sale for an amount of $15,000. Product development for the ER-1010 has been completed. Efforts during the first quarter of 2005 were focused on getting the ER-1010 to market and the Company believes that the sales funnel shows an increasing number of potential deals.

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

OPERATING EXPENSES

During the first quarter of 2004 the Company's main focus was to finalize the design of the ER-1010 as contrasted to the first quarter of 2005 where the main focus was to bring the ER-1010 to market. The expense structure for the first quarter 2004 and 2005 reflects this change in focus. An expense analysis for such periods follows:

CONSULTING FEES

The Company incurred charges of $147,540 in the first quarter of 2004 related to consulting fees for investment relations and treasury support services. We did not incur any investment relations or treasury support services during the first quarter of 2005.

FINDER'S FEES

During the first quarter of 2005, the Company incurred finder's fees in the amount of $198,520, which consists solely of placement agent fees paid on $1,831,000 of gross proceeds raised through private placements the Company has engaged in to support its ongoing operations during the first quarter of 2005. We did not incur similar fees during the first quarter of 2004.

COST OF WARRANTS GRANTED

During the first quarter of 2005, the Company issued warrants to purchase shares of its common stock to investors and placement agents in connection with its current private placement. The total charge for these warrants calculated as required by accounting rule EITF 96-13 amounted to $1,321,273. For more details on this charge refer to Note 3 of the consolidated financial statements.

STOCK FOR SERVICES

There were no shares of the Company's common stock issued for service in the first quarter of 2005. All consulting agreements and other stock for services agreements were terminated on or before December 31, 2004. The amount of stock for services charged to the Company in the first quarter of 2004 related primarily to the issuance of incentive shares to the Company's then newly appointed President and Chief Executive Officer, it's Chief Financial Officer, one other key employee and various third-party service providers. For more details on the 2004 charges, please see the discussion in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 under the heading "Stock for Services."

SALARY EXPENSES

The decrease of salary expenses is primary attributable to the temporary decrease of executive compensation by approximately 25%. This decrease applies to all members of the executive team and was implemented in November 2004. It is the Company's intention to begin restoring executive compensation to competitive levels once the Company achieves its internal revenue goals.

MARKETING EXPENSES

During the first quarter of 2005, the Company spent $90,000 on a general national advertising campaign. In the first quarter of 2004, marketing expenses were very limited since the Company's primary product was still in the development stage.

RESEARCH AND DEVELOPMENT

The increase of research and development expenses from $59,345 in the first quarter of 2004 to $120,568 in the first quarter of 2005 is primarily attributable to the additional expenses incurred for rework performed in connection with the replacement of a chip and a processor in our entire finished product inventory. During the first quarter of 2005, the Company also incurred a charge of $35,000 in conjunction with a customer service contract which will allow the Company to provide Level 1 and 2 support to customers as soon as needed. There was no such charge in the first quarter of 2004.

OTHER SELLING, GENERAL AND ADMINISTRATIVE

Other selling, general and administrative increased from $204,781 in the first quarter of 2004 to $446,348 in the first quarter of 2005. The main reason for these increases follow:

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

         o Depreciation expenses increased from $27,000 in the first quarter of 2004 to $72,000 in the first quarter of 2005 due to purchase of test equipment, leasehold improvements and furniture primarily in the second half of 2004 and first quarter of 2005, resulting in an increased depreciation run rate.

         o Legal expenses increased from $33,000 in the first quarter of 2004 to $135,000 in the first quarter of 2005 due to increased legal fees for litigation and in connection with corporate and securities matters.

OTHER EXPENSE

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

         Exhibits
         --------

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------
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


                                       RAPTOR NETWORKS TECHNOLOGY, INC.


         Date:  April 28, 2006         By: /s/ THOMAS M. WITTENSCHLAEGER
                                           -------------------------------------
                                           Thomas M. Wittenschlaeger,
                                           Chief Executive Officer
                                           (principal executive officer)


         Date:  April 28, 2006         By: /s/ BOB VAN LEYEN
                                           -------------------------------------
                                           Bob van Leyen,
                                           Chief Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer)

             EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-QSB


   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------
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