Form 10QSB/A
period 2005-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-04-28
CIK 1163300

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

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


                        Commission File Number: 333-74846
                                               -----------


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

                                EXPLANATORY NOTE

         Raptor Networks Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 2005 to reflect the restatement of its consolidated financial statements for the three and six months ended June 30, 2005. The restatement arises from an error identified in the Company's calculation of the non-cash impact of the cost of convertible debt and warrants to purchase common stock issued in conjunction with several private placements conducted by the Company during the three and six months ended June 30, 2005 to raise capital to support the Company's ongoing operations. Emerging Issues Task Force publications 96-13 and 98-5 require that the expense recognized upon the issuance of convertible debt or warrants be based on the fair value of the convertible debt or warrants at the time of issuance. Since there is no public market for the convertible debt or warrants issued by the Company during the three and six months ended June 30, 2005, the Black-Scholes model was used by the Company to determine a fair value based on (i) the conversion price (in the case of convertible debt) or the exercise price (in the case of warrants), (ii) the life of the convertible debt or warrants, (iii) the interest rate (only in the case of convertible debt), and (iv) a volatility regarding the future price of the Company's common stock as determined by the Company's management.

         As originally reported in the Company's financial statements for the three and six months ended June 30, 2005, the expense for convertible debt and warrants was calculated as (i) the amount of convertible debt or warrants issued, multiplied by (ii) the difference between (a) the fair value (as calculated by the Black-Scholes model) and (b) the conversion price (in the case of convertible debt) or the exercise price (in the case of warrants). However, since the conversion price of convertible debt and the exercise price of warrants are already accounted for in the Black-Scholes calculation of fair value, it has been determined by the Company's management, the Audit Committee of the Company's Board of Directors and Comiskey & Company, P.C., the Company's independent registered public accounting firm, that the conversion price of convertible debt and the exercise price of warrants should not have been subtracted from the fair value for purposes of calculating the expense of convertible debt and warrants issued by the Company.

         The correction of this error as reported in this Amendment No. 1 to Form 10-QSB resulted in an increase in both the Company's expenses and its paid in capital in the amount of $722,685 for the three months ended June 30, 2006 and $1,790,510 for the six months ended June 30, 2006 as compared to the amounts disclosed in the original filing of the Form 10-QSB. The Company's Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to the restatement described above and have determined that the errors did not result from, or require a finding of, a material weakness in the Company's internal disclosure controls and procedures. This conclusion was discussed with, and approved by, both the Audit Committee and Comiskey & Company.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.                                                                    PAGE
         Consolidated Balance Sheets as of June 30, 2005 (unaudited)
              and December 31, 2004 (audited)................................................     F-1

             Consolidated Statements of Operations for the Three Months and Six
              Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)....................     F-2

         Consolidated Statement of Cash Flows for the Six Months Ended
         June 30, 2005 (unaudited) and 2004 (unaudited)......................................     F-3

         Notes to Consolidated Financial Statements (unaudited)..............................  F-4 to F-10

Item 2.  Management's Discussion and Analysis or Plan of Operation...........................       1


                           PART II - OTHER INFORMATION

Item 6.  Exhibits............................................................................       8

Signatures...................................................................................       9

Exhibits Filed with this Amendment No. 1 to Form 10-QSB......................................      10



ITEM 1.
                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                            Unaudited                  Audited
                                                                          June 30, 2005            December 31, 2004
                                                                          -------------           ------------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $    279,372             $      39,213
     Inventory, net                                                           1,482,736                 1,212,290
     Prepaid expenses                                                           230,641                   260,297
     License Fees                                                               557,660                   259,480
     Other current assets                                                        71,886                     9,633
                                                                           ------------             -------------

     Total current assets                                                     2,622,295                 1,780,913

PROPERTY AND EQUIPMENT, NET                                                     704,720                   770,446

OTHER ASSETS
     Debt issue cost                                                             19,257                    25,676
     Deposits                                                                   104,333                   104,333
                                                                           ------------             -------------
     TOTAL ASSETS                                                          $  3,450,605             $   2,681,368
                                                                           ============             =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                      $    767,370             $     418,320
     Deferred Revenue                                                                 -                    44,000
     Accrued liabilities                                                        303,658                 1,097,686
     Short-term debt                                                             51,064                    87,817
     Short-term convertible debt                                              2,360,000                 1,000,000
     Accrued interest payable                                                   174,003                    51,719
                                                                           ------------             -------------
     Total current liabilities                                                3,656,095                 2,699,542

     Long-term convertible debt                                               1,814,290                 1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                                      -                         -
     Common stock, $0.001 par value; 75,000,000 and
      50,000,000 shares authorized; 36,345,442 and
      30,845,942 shares issued and outstanding                                   36,345                    30,846
     Additional paid-in capital                                              31,517,315                26,956,247
     Accumulated deficit                                                    (33,573,440)              (28,219,557)
                                                                           -------------            -------------

     Total Stockholders' Equity (deficit)                                    (2,019,780)               (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  3,450,605             $   2,681,368
                                                                           ============             =============







                                The accompanying notes are an integral part of the
                                        consolidated financial statements.



                                             RAPTOR NETWORKS TECHNOLOGY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                   2005              2004              2005              2004
                                              ----------------  ----------------  ----------------  ----------------

REVENUE, NET                                  $        96,000   $             -   $       111,000   $             -
COST OF SALES                                          35,563                 -            49,162                 -
                                              ----------------  ----------------  ----------------  ----------------

GROSS PROFIT                                           60,437                 -            61,838                 -
                                              ----------------  ----------------  ----------------  ----------------

OPERATING EXPENSES
   Consulting Fees                                          -           259,523                 -           407,063
   Finder's Fees                                      266,200           885,857           464,720           885,857
   Cost of warrants granted                           722,685                 -         1,894,329                 -
   Stock for services                                       -           706,402                 -        10,350,790
   Salary expense and salary related costs            734,053           793,725         1,416,705         1,590,600
   Marketing expense                                  110,087            28,866           228,436            33,878
   Research & Development                             102,333           205,455           208,492           264,799
   Selling, general and administrative                571,050           653,124         1,031,806           857,905
                                              ----------------  ----------------  ----------------  ----------------

    Total operating expenses                        2,506,408         3,532,952         5,244,488        14,390,892
                                              ----------------  ----------------  ----------------  ----------------

Loss from operations                               (2,445,971)       (3,532,952)       (5,182,650)      (14,390,892)
                                              ----------------  ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE)
   Interest income                                          -                 -                 -                 -
   Interest expense                                  (100,134)          (23,326)         (171,233)          (40,331)
                                              ----------------  ----------------  ----------------  ----------------

Total other income (loss)                            (100,134)          (23,326)         (171,233)          (40,331)
                                              ----------------  ----------------  ----------------  ----------------

Loss before income taxes                           (2,546,105)       (3,556,278)       (5,353,883)      (14,431,223)
                                              ----------------  ----------------  ----------------  ----------------

Income tax benefit                                          -                 -                 -                 -

NET LOSS                                      $    (2,546,105)  $    (3,556,278)  $    (5,353,883)  $   (14,431,223)
                                              ================  ================  ================  ================

Basic and diluted net loss per share          $         (0.08)  $         (0.12)  $         (0.15)  $         (0.56)
                                              ================  ================  ================  ================

Basic and diluted weighted average number
  of shares outstanding                            33,665,639        30,077,000        36,345,442        25,772,000
                                              ================  ================  ================  ================



                                The accompanying notes are an integral part of these
                                         consolidated financial statements



                                                 RAPTOR NETWORKS TECHNOLOGY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                          June 30,           June 30,
                                                                                            2005               2004
                                                                                       ---------------   -----------------

Cash flows from operating activities
     Net income (loss)                                                                 $   (5,353,883)   $    (14,431,000)
     Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation                                                                          149,991              56,000
        Amortization                                                                            6,420             687,000
        Common stock issued for services                                                            -           9,671,000
        Warrants issued                                                                     1,894,329                   -

     Changes in operating assets and liabilities
        Other current assets                                                                  (62,253)             40,000
        Deposits                                                                                    -            (270,000)
        Prepaid assets                                                                         29,657            (169,000)
        License Fees                                                                         (298,180)                  -
        Inventories                                                                          (270,446)           (689,000)
        Accounts payable                                                                      349,050            (140,000)
        Interest Payable                                                                      122,284               8,000
        Other accrued liabilities                                                            (830,781)             35,000
        Deferred Revenue                                                                      (44,000)                  -
        Accrued payroll and payroll taxes                                                           -             (48,000)
                                                                                       ---------------   -----------------
                    Net cash used in operating activities                                  (4,307,812)         (5,250,000)

Cash flows from investing activities
     Purchase of property and equipment                                                       (84,266)            (74,000)
                                                                                       ---------------   -----------------
                    Net cash provided by (used in) investing activities                       (84,266)            (74,000)
                                                                                       ---------------   -----------------

Cash flows from financing activities
     Issuance of Comon stock                                                                2,672,237           7,350,000
     Proceeds from short tem debt                                                           1,960,000           1,014,290
                                                                                       ---------------   -----------------
                    Net cash provided by (used in) financing activities                     4,632,237           8,364,290
                                                                                       ---------------   -----------------

Net increase (decrease) in cash and cash equivalents                                          240,159           3,040,290
Cash and cash equivalents at beginning of year                                                 39,213             316,747
                                                                                       ---------------   -----------------

Cash and cash equivalents at end of year                                               $      279,372    $      3,357,037
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

1. BASIS OF PRESENTATION
------------------------

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

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                               June 30, 2005        June 30,2004
  Net Income (loss)
     As reported.....................          $  (2,546,105)      $ (3,556,278)
                                               ==============      =============


      Pro forma......................          $  (2,590,001)      $ (3,589,325)
                                               ==============      =============



  Basic net loss per share
     As reported.....................          $       (0.08)      $      (0.12)
                                               ==============      =============


     Pro forma.......................          $       (0.08)      $      (0.12)
                                               ==============      =============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                  June 30, 2005          June 30, 2004
                                                                  -------------          -------------
      Dividend Yield.........................................            0%                     0%
      Risk-Free Interest Rate................................           6.0%                   6.0%
      Expected Life..........................................         3 years                3 years
      Expected Volatility....................................         433-630%               79.53-134%

2.       PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consisted of the following:
                                                                June 30, 2005          December 31, 2004
                                                                ---------------        -----------------

         Furniture and Office equipment                        $        165,682        $         136,350
         Computer equipment                                             189,458                  167,048
         Testing equipment                                              584,444                  537,314
         Leasehold Improvements                                         113,317                  127,924
                                                               ----------------        -----------------

                                                                      1,052,901                  968,636
         Less: Accumulated depreciation                                (348,181)                (198,190)
                                                               ----------------        -----------------

                                                               $        704,720        $         770,446
                                                               ================        =================

3.       CONVERTIBLE DEBT
         ----------------

                                                  8%, 3 YEAR NOTE        10% BRIDGE NOTE       8% BRIDGE NOTE
                                                  ---------------        ---------------       --------------
  Balance at December 31, 2004                    $     1,214,290        $     1,000,000       $            -
     Activity
                                                                -              1,360,000              471,000
                                                  ---------------        ---------------       --------------

  Balance at March 30, 2005                             1,214,290              2,360,000              471,000
     Activity
                                                                -                      -              129,000
                                                  ---------------        ---------------       --------------

  Balance at June 30, 2005                              1,214,290              2,360,000              600,000
                                                  ===============        ===============       ==============

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

At March 31, 2005 the total amount of principal and interest calculated per the estimated conversion date under the 10% Notes was $2,509,971. After taking into account the provision of the 10% Notes which provides that the holders will be deemed to have tendered 120% of the outstanding balance of the 10% Notes, it is estimated that the holders of the 10% Notes will be deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of the Company's current private placement of units (the "2005 Private Placement"), the holders will be entitled to an aggregate of 6,023,932 shares of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement) and 1,505,989 Series G-BH Warrants to purchase the Company's common stock. The Series G-BH Warrants will have an exercise price of $2.50 per share of common stock, expire five years from the date of issuance, and be callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 1,505,989 Series G-BH Warrants, expected to be issued upon the conversion of 10% issued between November 2004 and February 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.17 - $0.51 and using the Black-Scholes model, an additional expense of financing of $552,126 has been recognized during the first quarter of 2005.


8% Convertible Bridge Notes
---------------------------

Between February 2005 and April 2005, the Company secured private debt financing from various private-party non-affiliates in the original aggregate principal amount of Six Hundred Thousand Dollars ($600,000). The net proceeds to the Company were five Hundred Twenty-Eight Thousand Dollars ($528,000) after the payment of a 12% placement fee to the placement agent. The debt is evidenced by Convertible Bridge Notes (the "8% Notes"), which bear interest at a rate of 8% per annum. The 8% Notes contained a conversion provision whereby the entire principal and accrued interest of the 8% Notes will automatically convert into shares of the Company's common stock if the Company raises at least Three Million Dollars ($3,000,000) in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price will reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $600,000 in 8% Notes will be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggers the automatic conversion.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


Since the conversion of the 8% Notes is contingent on the fact that an equity based financing of at least $3,000,000 be obtained, the total charge was measured as per the date of issuance of the notes in the first and second quarter of 2005 and this charge will be recognized at the time that the contingency is removed as prescribed under paragraph 13 of EITF 98-5. For the valuation of the conversion feature of the 8% Notes, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50 per share of common stock included within the units offered to investors in the 2005 Private Placement); using the fair market values on the dates of receipt of proceeds ranging from $0.55 - $0.76 and a volatility of 88%, the total amount charged to operations will be $528,000.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


                                                           Weighted Average
                                              Shares        Exercise Price
                                            ----------      --------------

Outstanding at March 31, 2005               10,442,093            $   2.19
   Granted                                   1,908,175                1.65
   Cancelled                                        --                  --
   Exercised                                        --                  --
                                            ----------       -------------
Outstanding at June 30, 2005                12,350,268         $   1.87
                                            ==========     ================

The following table summarizes options and warrants to purchase common stock outstanding at June 30, 2005:


         Range             Number           Wtd. Ave. Life       Wtd. Ave. Price       Exercisable
         -----             ------           --------------       ---------------       -----------
         $.50-$3.50       12,350,268           2.17 years             $1.87             10,331,101



Options granted in the period August 23, 2004 through June 30, 2005 for a total of 837,500 are granted subject to board approval.

As further consideration for securing the 8% Notes (as described in Note 3 above), the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares issued upon conversion of the 8% Notes. Based on the estimated 1,540,243 shares of common stock issuable upon conversion of the 8% Notes, it is estimated that the placement agent or designees will be issued an aggregate of 231,036 Series F Warrants. Fair value is calculated at the conversion date. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire on the earlier of five years fro their date of issuance or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 231,036 Series F Warrants will be settled in shares. With respect to the valuation of the 231,036 Series F Warrants, a volatility of 88%, a strike price of $0.40, an option value of $0.42 - $0.76 and using the Black-Scholes model, an additional expense of financing of $146,349 has been recognized.

On February 11, 2005, the Company became obligated to issue a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants will have an exercise price of $0.60 per share of the Company's common stock and expire on February 11, 2010. Compensation costs of $86,000 were recorded for these warrants in 2005.

During the period between April 2005 and June 2005, the Company raised $2,131,000 in gross proceeds from its 2005 Private Placement. Pursuant to the terms of the 2005 Private Placement, the Company issued 1,065,500 Series G Warrants to investors in conjunction with the $2,131,000 in gross proceeds. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from issuance date and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 1,065,500 Series G Warrants, issued between April 2005 and June 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.23 - $0.30 and using the Black-Scholes model, an additional expense of financing of $439,826 has been recognized during the second quarter of 2005.

In addition, as further consideration for securing the $2,131,000 in gross proceed through the Company's 2005 Private Placement, the placement agent was entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares of common stock issued during the period related to April - June 2005. Based upon the issuance of 4,262,000 shares of common stock as of June 30, 2005, the Company issued 639,300 Series H Warrants to the placement agent and its designees. The Series H Warrants have an

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 639,300 Series H Warrants will be settled in shares. With respect to the valuation of the 639,300 Series H Warrants, issued in the second quarter of 2005, a volatility of 88%, a strike price of $0.50, an option value of $0.40 - $0.47 and using the Black-Scholes model, an additional expense of financing of $274,838 has been recognized in the second quarter of 2005.


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

Except for the historical information contained in this Amendment No.1 to Form 10-QSB, the matters discussed herein may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase product sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in the "Risk Factors" included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission (the "SEC").

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

GOING CONCERN QUALIFICATION

The Company has had only a limited operating history with minimal sales, and has sustained net losses of $33,573,441 through June 30, 2005 and $28,219,557 at December 31, 2004. At June 30, 2005, the Company had a deficit in working capital of $1,033,800 and a stockholders' deficit of $2,019,780. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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



                                                Three Months Ended            Six Months Ended
                                                   (unaudited)                   (unaudited)
                                                   -----------                   -----------

                                         June 30, 2005   June 30, 2004  June 30, 2005   June 30, 2004
                                         ------------    ------------    ------------    ------------

Net Sales                                $     96,000     $        --    $    111,000    $         --
Cost of Sales                                  35,563              --          49,162              --
                                         ------------    ------------    ------------    ------------

Gross Profit                                   60,437              --          61,838              --

Operating expenses
   Consulting Fees                                 --         259,523              --         407,063
   Finder's Fees                              266,200         885,857         464,720         885,857
   Cost of warrants granted                   573,057              --       1,894,330              --
   Stock for services (non cash)                   --         706,402              --      10,350,790
   Salary and salary related costs            734,053         793,725       1,416,705       1,590,600
   Marketing expense                          110,087          28,866         228,436          33,878
   Research and Development Costs             102,333         205,455         208,492         264,799
   Selling, general and administrative        571,050         653,124       1,031,806         857,905
                                         ------------    ------------    ------------    ------------

Total operating expenses                    2,356,780       3,532,952       5,244,489      14,390,892

  Net Other Income (loss)                    (100,134)        (23,326)       (171,233)        (40,331)
                                         ------------    ------------    ------------    ------------

Loss before Income tax provision            2,396,477       3,556,278       5,353,884      14,431,223

  Income tax provision                             --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $  2,396,477    $  3,556,278    $  5,353,884    $ 14,431,223
                                         ============    ============    ============    ============




NET SALES

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

OPERATING EXPENSES

Our main focus in the first half of 2005 was to bring the ER-1010 system to market, whereas in the first half of 2004 we finalized the design of the ER-1010. The expense structure reflects this change in focus with marketing expenses increasing and research and development expenses decreasing. An expense analysis for such periods follows:

     o CONSULTING FEES

The Company incurred charges of $407,063 during the first six months of 2004 related to consulting fees for investment relations and treasury support services. The Company did not incur any investment relations or treasury support services during the first six months of 2005.

     o FINDER'S FEES

Expenses related to finder's fees amounted to $464,720 for the six months ended June 30, 2005 and $885,857 for the comparable period of 2004. During both of these periods our finder's fee expenses consisted entirely of placement agent fees paid in cash in connection with private placements the Company has engaged in to raise capital to support our ongoing operations. The variation in placement agent related expenses between these periods results from differences in both the amount of gross proceeds raised through private placements during the period and the percentage of such proceeds that were paid as fees pursuant to our agreements with the placement agents. For the six months ended June 30, 2005, the Company raised gross proceeds of approximately $4,091,000 through private placements, and in 2004 the Company raised gross proceeds of approximately $8,550,000 through private placements.

     o COST OF WARRANTS GRANTED

During the first six months of 2005, the Company issued warrants to purchase shares of its common stock to investors and placement agents in connection with its current private placements. The total charge for these warrants calculated as required by accounting rule EITF 96-13 amounted to $1,894,330. For more details on this charge refer to Note 3 of the accompanying consolidated financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

         Exhibits
         --------

   EXHIBIT
    NUMBER                         DESCRIPTION
   --------                        -----------

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

             EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-QSB


   EXHIBIT
    NUMBER                         DESCRIPTION
   --------                        -----------

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