Form 10QSB/A
period 2005-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-05-01
CIK 1163300

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

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        Commission File Number: 333-74846

                         ------------------------------

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

     As of May 1, 2006, there were 54,204,367 shares of the issuer's common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes | | No |X|

                                EXPLANATORY NOTE

     Raptor Networks Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 2005 to reflect the restatement of its consolidated financial statements for the three and nine months ended September 30, 2005. The restatement arises from an error identified in the Company's calculation of the non-cash impact of the cost of convertible debt and warrants to purchase common stock issued in conjunction with several private placements conducted by the Company during the three and nine months ended September 30, 2005 to raise capital to support the Company's ongoing operations. Emerging Issues Task Force publications 96-13 and 98-5 require that the expense recognized upon the issuance of convertible debt or warrants be based on the fair value of the convertible debt or warrants at the time of issuance. Since there is no public market for the convertible debt or warrants issued by the Company during the three and nine months ended September 30, 2005, the Black-Scholes model was used by the Company to determine a fair value based on (i) the conversion price (in the case of convertible debt) or the exercise price (in the case of warrants), (ii) the life of the convertible debt or warrants, (iii) the interest rate (only in the case of convertible debt), and
(iv) a volatility regarding the future price of the Company's common stock as determined by the Company's management.

     As originally reported in the Company's financial statements for the three and nine months ended September 30, 2005, the expense for convertible debt and warrants was calculated as (i) the amount of convertible debt or warrants issued, multiplied by (ii) the difference between (a) the fair value (as calculated by the Black-Scholes model) and (b) the conversion price (in the case of convertible debt) or the exercise price (in the case of warrants). However, since the conversion price of convertible debt and the exercise price of warrants are already accounted for in the Black-Scholes calculation of fair value, it has been determined by the Company's management, the Audit Committee of the Company's Board of Directors and Comiskey & Company, P.C., the Company's independent registered public accounting firm, that the conversion price of convertible debt and the exercise price of warrants should not have been subtracted from the fair value for purposes of calculating the expense of convertible debt and warrants issued by the Company.

     The correction of this error as reported in this Amendment No. 1 to Form 10-QSB resulted in an increase in both the Company's expenses and its paid in capital in the amount of $1,349,077 for the three months ended September 30, 2006 and $3,139,587 for the nine months ended September 30, 2006 as compared to the amounts disclosed in the original filing of the Form 10-QSB. The Company's Chief Executive Officer and Chief Financial Officer have considered the errors giving rise to the restatement described above and have determined that the errors did not result from, or require a finding of, a material weakness in the Company's internal disclosure controls and procedures. This conclusion was discussed with, and approved by, both the Audit Committee and Comiskey & Company.

     The information in this Amendment No. 1 to Form 10-QSB has not been updated from the original filing of the Form 10-QSB except as required to reflect the effects of the restatement. The restatement includes changes to Part I Items 1 and 2. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Amendment No. 1 to Form 10-QSB does not purport to provide an update or a discussion of any other developments of the Company subsequent to the original filing.

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 2005
              (unaudited) and December 31, 2004 (audited)................... F-1

         Consolidated Statements of Operations for the Three Months
              and Nine Months Ended September 30, 2005 (unaudited)
              and 2004 (unaudited).......................................... F-2

         Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 2005 (unaudited) and 2004 (unaudited)................ F-3

         Notes to Consolidated Financial Statements (unaudited)............. F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........   1


                           PART II - OTHER INFORMATION

Item 6.  Exhibits...........................................................   9

Signatures..................................................................  10

Exhibits Filed with this Amendment No. 1 to Form 10-QSB.....................  11

ITEM 1.
                                RAPTOR NETWORKS TECHNOLOGY, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                    Unaudited       Audited
                                                                  September 30,   December 31,
                                                                      2005            2004
                                                                  ------------    ------------
                                             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $  1,429,039    $     39,213
     Inventory, net                                                  1,362,730       1,212,290
     Prepaid expenses                                                  136,182         260,297
     License Fees                                                      557,400         259,480
     Other current assets                                               27,434           9,633
                                                                  ------------    ------------
     Total current assets                                            3,512,785       1,780,913

PROPERTY AND EQUIPMENT, NET                                            644,929         770,446

OTHER ASSETS
     Debt issue cost                                                    16,048          25,676
     Deposits                                                          102,362         104,333
                                                                  ------------    ------------
     TOTAL ASSETS                                                 $  4,276,124    $  2,681,368
                                                                  ============    ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                             $    358,215    $    418,320
     Deferred Revenue                                                        -          44,000
     Accrued liabilities                                               114,448       1,097,686
     Short-term debt                                                    26,987          87,817
     Short-term convertible debt                                             -       1,000,000
     Accrued interest payable                                           48,442          51,719
                                                                  ------------    ------------
     Total current liabilities                                         548,092       2,699,542

     Long-term convertible debt                                      1,214,290       1,214,290

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value; 5,000,000 shares
      authorized                                                             -               -
     Common stock, $0.001 par value; 75,000,000 and
      50,000,000 shares authorized; 50,564,616 and
      30,845,942 shares issued and outstanding                          50,564          30,846
     Additional paid-in capital                                     41,671,665      26,956,247
     Accumulated deficit                                           (39,208,487)    (28,219,557)
                                                                  ------------    ------------
     Total Stockholders' Equity (deficit)                            2,513,742      (1,232,464)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $  4,276,124    $  2,681,368
                                                                  ============    ============


     The accompanying notes are an integral part of the consolidated financial statements.


                                              F-1

                                          RAPTOR NETWORKS TECHNOLOGY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ----------------------------    ----------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
REVENUE, NET                                     $     22,436    $      2,341    $    133,436    $      2,341
COST OF SALES                                          18,362           2,064          67,524           2,064
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                            4,074             277          65,912             277
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Consulting Fees                                          -          60,833               -         467,896
   Finder's Fees                                      381,300               -         846,020         885,857
   Cost of warrants granted                         1,054,881               -       2,949,210               -
   Stock for services                                       -         431,877               -      10,782,667
   Salary expense and salary related costs            797,302       1,107,250       2,214,007       2,697,849
   Marketing expense                                   10,153          48,484         238,589          82,362
   Research & Development                             102,197         376,455         267,669         641,254
   Selling, general and administrative                576,633         528,818       1,651,459       1,386,723
                                                 ------------    ------------    ------------    ------------

    Total operating expenses                        2,922,466       2,553,717       8,166,954      16,944,608
                                                 ------------    ------------    ------------    ------------

Loss from operations                               (2,918,392)     (2,553,440)     (8,101,042)    (16,944,331)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                          -               -               -               -
   Cost associated with convertible debt           (2,652,000)              -      (2,652,000)              -
   Interest expense                                   (64,655)        (24,304)       (235,888)        (64,635)
                                                 ------------    ------------    ------------    ------------

Total other income (loss)                          (2,716,655)        (24,304)     (2,887,888)        (64,635)
                                                 ------------    ------------    ------------    ------------

Loss before income taxes                           (5,635,047)     (2,577,744)    (10,988,930)    (17,008,966)
                                                 ------------    ------------    ------------    ------------

Income tax benefit                                          -               -               -               -

NET LOSS                                         $ (5,635,047)   $ (2,577,744)   $(10,988,930)   $(17,008,966)
                                                 ============    ============    ============    ============

Basic and diluted net loss per share             $      (0.13)   $      (0.08)   $      (0.31)   $      (0.62)
                                                 ============    ============    ============    ============

Basic and diluted weighted average number
  of shares outstanding                            41,972,726      30,849,542      35,858,421      27,477,167
                                                 ============    ============    ============    ============


            The accompanying notes are an integral part of these consolidated financial statements


                                                      F-2

                                           RAPTOR NETWORKS TECHNOLOGY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash flows from operating activities
     Net income (loss)                                                            $(10,988,930)   $(17,008,966)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                  230,932         110,132
         Amortization                                                                    9,628       1,121,745
         Common stock issued for services                                              158,100       9,670,548
         Interest expense related to debt conversion                                 2,652,000               -
         Common stock issued for premiums related to debt conversion                   166,088               -
         Warrants issued                                                             2,949,210               -

     Changes in operating assets and liabilities
         Other current assets                                                          (17,801)         17,401
         Note Receivable                                                                     -          60,000
         Deposits                                                                        1,971        (113,762)
         Prepaid assets                                                                124,115        (127,850)
         License Fees                                                                 (297,920)              -
         Inventories                                                                  (150,440)     (1,122,049)
         Accounts payable                                                              (60,105)        173,869
         Note Payable                                                                  (60,830)        117,000
         Interest Payable                                                               (3,277)         12,000
         Other accrued liabilities                                                    (983,238)         23,998
         Deferred Revenue                                                              (44,000)              -
         Accrued payroll and payroll taxes                                                   -         (38,496)
                                                                                  ------------    ------------
                      Net cash used in operating activities                         (6,314,497)     (7,104,430)

Cash flows from investing activities
     Purchase of property and equipment                                               (105,415)       (609,825)
                                                                                  ------------    ------------
                      Net cash provided by (used in) investing activities             (105,415)       (609,825)
                                                                                  ------------    ------------

Cash flows from financing activities
     Issuance of Common stock                                                        5,849,738       7,350,000
     Proceeds from short tem debt                                                    1,960,000       1,014,290
                                                                                  ------------    ------------
                      Net cash provided by (used in) financing activities            7,809,738       8,364,290
                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                            1,389,826         650,035
Cash and cash equivalents at beginning of year                                          39,213         316,747
                                                                                  ------------    ------------

Cash and cash equivalents at end of year                                          $  1,429,039    $    966,782
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

The Company continues to account for employee stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                       September 30,    September 30,
                                           2005             2004
                                      -------------    -------------
        Net Income (loss)
           As reported .............  $  (5,635,047)   $  (2,577,744)
                                      =============    =============

            Pro forma ..............  $  (5,688,480)   $  (2,756,079)
                                      =============    =============


        Basic net loss per share
           As reported .............  $       (0.13)   $       (0.08)
                                      =============    =============

           Pro forma ...............  $       (0.13)   $       (0.09)
                                      =============    =============

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:


                                        September 30, 2005    September 30, 2004
                                        ------------------    ------------------

      Dividend Yield...................          0%                    0%
      Risk-Free Interest Rate..........         6.0%                  6.0%
      Expected Life....................       3 years               3 years
      Expected Volatility..............       433-630%             79.53-363%

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

2.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment consisted of the following:

                                         September 30, 2005    December 31, 2004
                                         ------------------    -----------------

     Furniture and Office equipment         $    184,682         $    136,350
     Computer equipment                          191,607              167,048
     Testing equipment                           584,444              537,314
     Leasehold Improvements                      113,317              127,924
                                            ------------         ------------
                                               1,074,050              968,636
     Less: Accumulated depreciation             (429,121)            (198,190)
                                            ------------         ------------
                                            $    644,929         $    770,446
                                            ============         ============

3.   CONVERTIBLE DEBT
     ----------------

                                8%, 3 YEAR NOTE  10% BRIDGE NOTE  8% BRIDGE NOTE
                                ---------------  ---------------  --------------

Balance at December 31, 2004      $ 1,214,000     $ 1,000,000      $         -
   Activity                                 -       1,360,000          471,000
                                  -----------     -----------      -----------

Balance at March 30, 2005           1,214,000       2,360,000          471,000
   Activity                                 -               -          129,000
                                  -----------     -----------      -----------

Balance at June 30, 2005            1,214,000       2,360,000          600,000
   Conversion on August 25, 2005            -      (2,360,000)               -
   Conversion on July 15, 2005              -               -         (600,000)
                                  -----------     -----------      -----------

Balance at September 30, 2005     $ 1,214,000     $         -      $         -
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

The net proceeds from the issuance of the 10% Notes and Series E Warrants was first allocated to the notes and the warrants in the ratio of their respective fair values, resulting in a discount from the debt related to the Series E Warrants (of which $120,000 was recognized in 2004). Since the 10% Convertible Notes are due on demand, the entire discount of $1,743,400 on the convertible debt and $380,600 for the Series E Warrants will be charged to operations. Upon resolution of the 10% Note Qualified Financing contingency, the value assigned to the beneficial conversion feature was recorded as additional debt discount in the amount of $2,124,000 and charged to operations during the third quarter of 2005.

As of the August 25, 2005 closing of the Company's "2005 Private Placement" of units consisting of common stock and warrants, the Company had raised total gross proceeds of $3,558,500 through such 2005 Private Placement. In addition, between February 2005 and April 2005 (and as described in more detail under the caption "8% Convertible Bridge Notes" below), the Company secured additional private debt financing from various private-party non-affiliates in the original aggregate principal amount of $600,000 through the issuance of 8% Convertible Bridge Notes. After adding this $600,000 in convertible debt financing to the gross proceeds of the 2005 Private Placement, the aggregate gross proceeds to the Company were $4,158,500. As a result, the Company achieved a 10% Note Qualified Financing and, accordingly, the $4,000,000 automatic conversion event of the 10% Notes was triggered upon the August 25, 2005 closing of the 2005 Private Placement.

As of August 25, 2005, the total principal and accrued interest under the 10% Notes is $2,509,971. After taking into account the provision of the 10% Notes which provided that the holders would be deemed to have tendered 120% of the outstanding balance of the 10% Notes, the holders of the 10% Notes were deemed to have tendered $3,011,965 for the purpose of determining the number of shares and warrants to be received by the holders upon such conversion. Based on the offering terms of the Company's 2005 Private Placement, the holders were entitled to an aggregate of 6,023,932 shares of the Company's common stock (based on a $0.50 price per share of common stock included within the units offered to investors in the 2005 Private Placement) and 1,505,989 Series G-BH Warrants to purchase the Company's common stock. The Series G-BH Warrants have an exercise price of $2.50 per share of common stock, expire five years from the date of issuance, and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 1,505,989 Series G-BH Warrants, issued between November 2004 and February 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.17 - $0.51 and using the Black-Scholes model, an additional expense of financing of $552,126 has been recognized during the first quarter of 2005.


8% Convertible Bridge Notes
---------------------------

Between February 2005 and April 2005, the Company secured private debt financing from various private-party non-affiliates in the original aggregate principal amount of Six Hundred Thousand Dollars ($600,000). The net proceeds to the Company were Five Hundred Twenty-Eight Thousand Dollars ($528,000) after the payment of a 12% placement fee to the placement agent. The debt was evidenced by Convertible Bridge Notes (the "8% Notes"), which bore interest at a rate of 8% per annum. The 8% Notes contained a conversion provision whereby the entire principal and accrued interest of the 8% Notes would automatically convert into shares of the Company's common stock if the Company raised at least Three Million Dollars ($3,000,000) in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price would reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $600,000 in 8% Notes was to be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggered the automatic conversion.

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

Since the conversion of the 8% Notes was contingent on the fact that an equity based financing of at least $3,000,000 be obtained, the total charge was measured as per the date of issuance of the notes in the first and second quarter of 2005 and this charge was recognized during the third quarter of 2005 as prescribed under paragraph 13 of EITF 98-5 upon obtaining the 8% Note Qualified Financing of $3,000,000. For the valuation of the conversion feature of the 8% Notes, an effective conversion price was assumed to be $0.40 per share (based on an offering price of $0.50); using the fair market values on the dates of receipt of proceeds ranging from $0.55 - $0.76 and a volatility of 88%, the total amount charged to operations in the third quarter of 2005 amounts to $528,000.

The total interest expenses for all of the notes referenced in this Note 3 amounted to $235,888 for the nine months ended September 30, 2005 and $64,635 for the nine months ended September 30, 2004.


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

During 2005, the Company issued 975,000 shares and 262,500 shares, respectively, in connection with the settlement of two lawsuits as more fully described in the Company's Current Reports on Form 8-K filed with the SEC on January 24, 2005 and February 22, 2005, respectively. The Company also issued 300,000 shares for services in 2005. In connection with the Company's 2005 Private Placement and the conversion of convertible debt, the Company issued 10,617,000 shares at $0.50 per share for total proceeds of $5,308,500, 1,540,243 shares at $0.40 per share for total proceeds of $616,097 (as a result of the conversion of the 8% Notes discussed in Note 3 above) and 6,023,931 shares at $0.42 per share for total proceeds of $2,509,971 (as a result of the conversion of the 10% Notes discussed in Note 3 above).

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

5.   STOCK OPTIONS AND WARRANTS (CON'T)
     ----------------------------------

The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. Options and warrants are summarized as follows:

                                                              Weighted Average
                                                Shares         Exercise Price
                                            ------------      ----------------
Outstanding at June 30, 2005                  12,350,268        $      1.87
   Granted                                     4,881,412               1.79
   Cancelled                                     (20,000)              1.00
   Exercised                                           -                  -
                                            ------------        -----------
Outstanding at September 30, 2005             17,211,680        $      1.18
                                            ============        ===========

The following table summarizes options and warrants to purchase common stock outstanding at September 30, 2005:

      Range       Number     Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
      -----       ------     --------------    ---------------    -----------

   $.50-$3.50   17,211,680     1.39 years           $1.18          15,434,179

As further consideration for securing the 8% Notes (as described in Note 3 above), the placement agent is entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares issued upon conversion of the 8% Notes. Based on the 1,540,243 shares of common stock issuable the placement agent and its designees were issued an aggregate of 231,036 Series F Warrants. Fair value is calculated at the conversion date. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire on the earlier of April 23, 2010 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 231,036 Series F Warrants will be settled in shares. With respect to the valuation of the 231,036 Series F Warrants, issued during for the six months ended June 30, 2005, a volatility of 88%, a strike price of $0.40, an option value of $0.42 - $0.76 and using the Black-Scholes model, an additional expense of financing of $146,349 has been recognized.

On February 11, 2005, the Company became obligated to issue a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants have an exercise price of $0.60 per share of the Company's common stock and expire on February 11, 2010. Compensation costs of $86,000 were recorded for these warrants in 2005.

During the period between April 2005 and September 2005, the Company raised $5,308,500 in gross proceeds from its 2005 Private Placement. Pursuant to the terms of the 2005 Private Placement, the Company issued 2,654,250 Series G Warrants to investors in conjunction with the $5,308,500 in gross proceeds. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from issuance date and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. With respect to the valuation of the 2,654,250 Series G Warrants, issued between April 2005 and September 2005, a volatility of 88%, a strike price of $2.50, an option value of $0.23 - $0.30 and using the Black-Scholes model, an additional expense of financing of $856,790 has been recognized.

In addition, as further consideration for securing the $5,308,500 in gross proceed through the Company's 2005 Private Placement, the placement agent was entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares of common stock issued during the period related to April 2005 - September 2005. Based upon the issuance of 10,617,000 shares of common stock as of September 30, 2005, the Company issued 1,592,550 Series H Warrants to the placement agent and its designees. The Series H Warrants have an exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. Management believes that it is reasonable to assume that the 1,592,550 Series H Warrants will be settled in shares. With respect to the valuation of the 1,592,550 Series H Warrants, issued between April 2005 and September 2005, a volatility of 88%, a strike price of $0.50, an option value of $0.38 - $0.47 and using the Black-Scholes model, an additional expense of financing of $671,798 has been recognized.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

As further consideration to the placement agent that secured the 10% Note financing (as described in Note 3 above), upon the August 25, 2005 conversion of the 10% Notes, the Company became obligated to issue to the placement agent 602,393 Series J Warrants to purchase common stock. The Series J Warrants shall have an exercise price of $0.50 per share of common stock and expire on August 25, 2010. Management believes that it is reasonable to assume that the 602,393 series J Warrants will be settled in shares. With respect to the valuation of the 602,393 Series J Warrants, issued on August 25, 2005, a volatility of 88%, a strike price of $0.50, an option value of $0.40 and using the Black-Scholes model, an additional expense of financing of $240,957 has been recognized.

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

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the period ended September 30, 2005 and the period ended September 30, 2004, respectively. This discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The cautionary statements included herein should be read as being applicable to all forward-looking statements wherever they may appear. The Company's actual future results could differ materially from those discussed herein. The Company's critical accounting policies relate to inventory valuation, license fees, and recoverability of deferred income taxes.

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

GOING CONCERN QUALIFICATION

The Company has had only a limited operating history with minimal sales, and has sustained net losses of $39,208,487 through September 30, 2005 and $28,219,557 at December 31, 2004. At September 30, 2005, the Company had working capital of $2,964,693 and a stockholders' equity of $2,513,742. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                                                  Three Months Ended               Nine Months Ended
                                                     (unaudited)                      (unaudited)
                                             ----------------------------    ----------------------------
                                             September 30,   September 30,   September 30,   September 30,
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------
Net Sales                                    $     22,436    $      2,341    $    133,436    $      2,341
Cost of Sales                                      18,362           2,064          67,524           2,064
                                             ------------    ------------    ------------    ------------

Gross Profit                                        4,074             277          65,912             277

Operating expenses
   Consulting Fees                                      -          60,833               -         467,896
   Finder's Fees                                  381,300               -         846,020         885,857
   Cost of warrants granted                     1,054,881               -       2,949,210               -
   Stock for services (non cash)                        -         431,877               -      10,782,667
   Salary and salary related costs                797,302       1,107,250       2,214,007       2,697,849
   Marketing expense                               10,153          48,484         238,589          82,362
   Research and Development Costs                 102,197         376,455         267,669         641,254
   Selling, general and administrative            576,633         528,818       1,651,459       1,386,723
                                             ------------    ------------    ------------    ------------

Total operating expenses                        2,922,466       2,553,717       8,166,954      16,944,608

  Net Other Income (loss)                      (2,716,655)        (24,304)     (2,887,888)        (64,635)

Loss before Income tax provision                5,635,047       2,577,744      10,988,930      17,008,966

  Income tax provision                                  -               -               -               -
                                             ------------    ------------    ------------    ------------

Net loss                                     $  5,635,047    $  2,577,744    $ 10,988,930    $ 17,008,966
                                             ============    ============    ============    ============

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

OPERATING EXPENSES

Our main focus in the first nine months of 2005 was to bring the ER-1010 system to market, whereas in the first nine months of 2004 we finalized the design of the ER-1010. The expense structure reflects this change in focus, with marketing expenses increasing and research and development expenses decreasing. An expense analysis for such periods follows:

     o    CONSULTING FEES

The Company incurred charges of $467,896 in consulting fees for the first nine months of 2005 to consulting fees for investment relations and treasury support services. The Company did not incur any investment relations or treasury support services during the first nine months of 2005.

     o    FINDER'S FEES

Expenses related to finder's fees amounted to $846,020 for the nine months ended September 30, 2005 and $885,857 for the comparable period of 2004. During both of these periods the Company's finder's fee expenses consisted entirely of placement agent fees paid in cash in connection with private placements the Company has engaged in to raise capital to support its ongoing operations. The variation in placement agent related expenses between these periods results from differences in both the amount of gross proceeds raised through private placements during the period and the percentage of such proceeds that were paid as fees pursuant to our agreements with the placement agents. During the period between January 2005 through September 2005, the Company raised gross proceeds of approximately $7,268,500 through private placements, and during the period between January 2004 and September 2004, the Company raised gross proceeds of approximately $8,550,000 through private placements.

     o    COST OF WARRANTS GRANTED

During the first nine months of 2005, the Company issued warrants to purchase shares of its common stock to investors and placement agents in connection with its current private placements. The total charge for these warrants calculated as required by accounting rule EITF 96-13 amounted to $2,949,210. For more details on this charge refer to Note 3 of the accompanying consolidated financial statements.

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

     o    OTHER EXPENSE

     Other expenses increased substantially to $2,887,888 in 2005 as compared with $64,635 in 2004. The primary reason for this increase is that we incurred a charge of $2,652,000 as prescribed under paragraph 13 of accounting rule EITF 98-5 in connection with the conversion of our 10% Notes and 8% Notes in 2005 (as described below under the caption "Liquidity and Capital Resources". We did not incur a similar expense in 2004 as the terms of the 10% Notes were amended during that year, increasing the number of warrants to be issued in conjunction with the 10% Notes and decreasing the exercise price of such warrants. It was further agreed that the 10% Notes would only convert after the contingency of a $4,000,000 financing was achieved and, therefore, the cost of the conversion of the 10% Notes was charged fully in 2005. In addition, interest expense on our bridge loan debt was $223,338 for the nine months ended September 30, 2005, as compared to $62,453 for the same period of 2004. This $160,885 increase in bridge loan interest expense in 2005 over 2004 reflects our increased outstanding bridge loan debt between those periods.

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


                               RAPTOR NETWORKS TECHNOLOGY, INC.


    Date: May 1, 2006          By:  /s/ THOMAS M. WITTENSCHLAEGER
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


    Date: May 1, 2006          By:  /s/ BOB VAN LEYEN
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

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