Form 10QSB
period 2006-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-05-15
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     As of May 15, 2006, there were 54,204,367 shares of the issuer's common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes | | No |X|

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of March 31, 2006 (unaudited)
             and December 31, 2005 (audited)................................ F-1

         Consolidated Statements of Operations for the Three
             Months Ended March 31, 2006 (unaudited) and
             March 31, 2005 (unaudited)..................................... F-2

         Consolidated Statement of Cash Flows for the Three Months Ended
             March 31, 2006 (unaudited) and March 31, 2005 (unaudited)...... F-3

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

                                      RAPTOR NETWORKS TECHNOLOGY, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                                 Unaudited        Audited
                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2006            2005
                                                                               ------------    ------------
                                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $    459,509    $  1,442,130
   Accounts receivable                                                               91,166         178,640
   Inventory, net                                                                 1,078,399       1,132,322
   Prepaid expenses                                                                  81,347         199,246
   License fees                                                                     303,240         305,320
   Other current assets                                                               5,725          21,259
                                                                               ------------    ------------
      Total current assets                                                        2,019,386       3,278,917

PROPERTY AND EQUIPMENT, NET                                                         506,008         587,659

OTHER ASSETS
   Debt issue cost                                                                    9,629          12,838
   Deposits                                                                         102,362         102,362
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $  2,637,385    $  3,981,776
                                                                               ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $    154,460    $    155,412
   Accrued liabilities                                                              149,354         144,239
   Accrued interest payable                                                          76,440          52,464
                                                                               ------------    ------------
      Total current liabilities                                                     380,254         352,115

Long-term convertible debt                                                        1,214,290       1,214,290

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 5,000,000 shares authorized                             -               -
   Common stock, $.001 par; 75,000,000 and 75,000,000 shares
      authorized 54,204,367 and 54,204,367 shares issued and outstanding             54,204          54,204
   Additional paid-in capital                                                    44,090,409      43,971,664
   Accumulated deficit                                                          (43,101,772)    (41,610,497)
                                                                               ------------    ------------
      Total stockholders' equity                                                  1,042,841       2,415,371
                                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  2,637,385    $  3,981,776
                                                                               ============    ============

           The accompanying notes are an integral part of these consolidated financial statements


                                                    F-1

                           RAPTOR NETWORKS TECHNOLOGY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                  MARCH 31,       MARCH 31,
                                                    2006            2005
                                                ------------    ------------

REVENUE, NET                                    $    182,295    $     15,000
COST OF SALES                                         67,803          13,599
                                                ------------    ------------

GROSS PROFIT                                         114,492           1,401
                                                ------------    ------------

OPERATING EXPENSES
   Finder's Fees                                           -         198,520
   Cost of warrants granted                                -       1,171,644
   Salary expense and salary related costs           787,048         682,652
   Marketing expense                                  36,159         118,349
   Research & Development                            157,431         120,568
   Selling, general and administrative               599,152         446,348
                                                ------------    ------------

    Total operating expenses                       1,579,790       2,738,081
                                                ------------    ------------

Loss from operations                              (1,465,298)     (2,736,680)
                                                ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                         -               -
   Interest expense                                  (25,977)        (71,098)
                                                ------------    ------------

Total other income (loss)                            (25,977)        (71,098)
                                                ------------    ------------

Loss before income taxes                          (1,491,275)     (2,807,778)
                                                ------------    ------------

Income tax benefit                                         -               -

NET LOSS                                        $ (1,491,275)   $ (2,807,778)
                                                ============    ============

Basic and diluted net loss per share            $      (0.03)   $      (0.09)
                                                ============    ============

Basic and diluted weighted average number
  of shares outstanding                           54,204,367      31,151,742
                                                ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                            RAPTOR NETWORKS TECHNOLOGY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                       MARCH 31,       MARCH 31,
                                                                                         2006            2005
                                                                                     ------------    ------------
Cash flows from operating activities
     Net income (loss)                                                               $ (1,491,275)   $ (2,807,778)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                      81,651          72,438
         Amortization                                                                       3,209           3,210
         Stock Based Compensation Expense                                                 118,745               -
         Warrants issued                                                                        -       1,171,644

     Changes in operating assets and liabilities
         Accounts Receivable                                                               87,474               -
         Other current assets                                                              15,534           2,461
         Prepaid assets                                                                   117,899          42,040
         License Fees                                                                       2,080        (199,480)
         Inventories                                                                       53,923        (182,079)
         Accounts payable                                                                    (952)        371,502
         Interest Payable                                                                  23,976          47,614
         Other accrued liabilities                                                          5,115        (812,013)
                                                                                     ------------    ------------
                      Net cash provided by (used) in operating activities                (982,621)     (2,290,441)

Cash flows from investing activities
     Purchase of property and equipment                                                         -         (32,523)
                                                                                     ------------    ------------
                      Net cash provided by (used in) investing activities                       -         (32,523)
                                                                                     ------------    ------------

Cash flows from financing activities
     Issuance of Comon stock                                                                    -         541,237
     Proceeds from short tem debt                                                               -       1,831,000
                                                                                     ------------    ------------
                      Net cash provided by (used in) financing activities                       -       2,372,237
                                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                                     (982,621)         49,273
Cash and cash equivalents at beginning of period                                        1,442,130          39,213
                                                                                     ------------    ------------

Cash and cash equivalents at end of period                                           $    459,509    $     88,486
                                                                                     ============    ============

              The accompanying notes are an integral part of these consolidated financial statements


                                                       F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1.   BASIS OF PRESENTATION
     ---------------------

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations expected for the full year.

2.   STOCK-BASED COMPENSATION
     ------------------------

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), "Shared Based Payment" (SFAS No.123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plan.

The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No.
123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Pursuant to the requirements of SFAS No. 123R, the Company will continue to present the pro forma information for periods prior to the adoption date.

The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. The Company does not intend to grant any stock options under the 2005 Stock Plan until the plan has been registered under applicable federal and state securities laws. The Company is in the process of filing a registration statement of Form S-8 with the Securities and Exchange Commission and comparable California state securities filings. As of March 31, 2006, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized.

The Company has historically and continues to utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not plan to pay any dividends in the future.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

2.   STOCK-BASED COMPENSATION (CON'T)
     --------------------------------

As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $641,536. For the three month period ended March 31, 2006, the Company recognized $118,745 in stock based compensation costs related to the issuance of options to employees. This cost was calculated in accordance with FAS No. 123R and is reflected in operating expenses.

Information with respect to stock option activity is as follows:

                                                          Weighted Average
                                              Shares       Exercise Price
                                            ----------    ----------------
Outstanding at December 31, 2005             2,020,000       $     1.00
   Granted                                      12,500             1.00
   Exercised                                         -                -
   Forfeited or expired                       (367,500)            1.00
                                            ----------       ----------
Outstanding at March 31, 2006                1,665,000       $     1.00
                                            ==========       ==========

Options exercisable at March 31, 2006          530,000

For the three month period ended March 31, 2006, the fair value of each option grant was estimated on the date of grant using the following assumptions:

                                                      For the Three Months
                                                      Ended March 31, 2006
                                                      --------------------

       Dividend Yield...............................           0.0%
       Risk-Free Interest Rate......................           6.0%
       Expected Life................................     1.75 - 3 years
       Expected Volatility..........................       91% - 164%

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company stock option plans for the three month period ended March 31, 2005.:

                                                     For the Three Months
                                                     Ended March 31, 2005
                                                     --------------------
       Net Income (loss)
          As reported...............................    $  (2,807,778)
                                                        =============

           Pro forma................................    $  (2,843,593)
                                                        =============


       Basic net loss per share
          As reported...............................    $       (0.09)
                                                        -------------

          Pro forma.................................    $       (0.09)
                                                        -------------

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

3.   WARRANTS
     --------

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                       Weighted Average
                                           Shares       Exercise Price
                                         ----------    ----------------
Outstanding at December 31, 2005         16,255,087       $     1.10
   Granted                                        -                -
   Cancelled                                      -                -
   Exercised                                      -                -
                                         ----------       ----------
Outstanding at March 31, 2006            16,255,087       $     1.10
                                         ==========       ==========

The following table summarizes options and warrants outstanding at March 31, 2006:

     Range         Number      Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
     -----         ------      --------------    ---------------    -----------

   $.50-$3.50    16,255,087      0.93 years           $1.10          16,255,087


4.   SUBSEQUENT EVENTS
     -----------------

OPTIONS ISSUED
--------------

Subsequent to March 31, 2006, the Company cancelled 37,500 common stock purchase options held by certain employees which were exercisable during a three-year period following the respective option grant dates at an option exercise price of $1.00 per share of the Company's common stock.

DEBT FINANCING
--------------

On April 28, 2006, the Company entered into a senior Loan and Security Agreement with Bridge Bank National Association and Agility Capital, LLC. Pursuant to the terms of the agreement, the Company may, upon the satisfaction of certain conditions, borrow up to $1,100,000. The outstanding daily balance of the loan bears interest at a floating rate per annum equal to the greater of (i) prime rate plus 4% or (ii) 11.75%. The entire outstanding loan balance and all outstanding interest thereon shall be due and payable in full on the earlier of
(i) July 31, 2006 or (ii) upon the Company raising at least $5,000,000 through the sale or issuance of its equity securities. For additional details on this loan please review the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This report contains forward-looking statements, including statements concerning future conditions in the network switching industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" or variations of those terms and other similar expressions, including their use in the negative. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     o    adverse economic conditions,
     o    entry of new and stronger competitors,
     o    our inability to raise additional capital,
     o    unexpected costs and operating deficits,
     o    lower sales and revenues than forecast,
     o failure to establish relationships with and capitalize upon access to new customers,
     o    litigation and administrative proceedings involving us or products,
     o    adverse publicity and news coverage,
     o    inability to carry out our marketing and sales plans,
     o    changes in interest rates and inflationary factors, and
     o other specific risks that may be referred to in this report or in other reports that we have issued.

     These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

     Any of the factors described above, elsewhere in this report, or in the "Risk Factors" section of our most recent annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

     We became engaged in the data network switching industry in October 2003. Since that time, our focus has been to design, produce and sell standards-based, proprietary high-speed network switching technologies. Our "distributed network switching technology" allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications. The implementation of our products in a user's network provides increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

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

     During the first quarter of 2006, we received repeat orders for our ER-1010 1Gb/GbE and 10Gb/GbE network switch from two customers operating in the healthcare services and education industries. We believe these repeat orders both illustrate acceptance of our product's performance by these customers and confirm that our products may be well suited for certain segments of the healthcare services and education industries. In addition, we sold three ER-1010 units to a customer in the Internet media industry, which represents a market segment that we had not previously recognized sales. We believe that this entry into the Internet media industry could potentially offer us an opportunity to leverage this new presence into future sales in that industry. We also made progress in presenting our products to large system integrators and government representatives.

     With respect to research and development, during the first quarter of 2006 we continued intensive testing of our products internally, as well as jointly with potential customers. We were able to get our new OR-1048 edge switch prepared for commercial availability and completed the design of our ER-1808 10Gb/GbE network switch. The OR-1048 is a 48-port 1GbE edge switch with two 10GbE or four 1GbE uplinks, which offers standard features such as comprehensive management functions and Web management. The ER-1808 consists of eight ports of 10Gb/GbE and, like our ER-1010 network switch, allows for the construction of an entire network from a series of our common, high performance "building blocks." We expect that the ER-1808 will be commercially available by mid-to-late 2006.

     We remain an early stage technology company and, commencing with our inception, have operated, and are now operating, at a significant loss. While we have seen minimal quarter over quarter revenue growth, we have realized negligible revenues since our inception. Although our management is optimistic with regard to prospective business, there can be no assurance that we will not encounter unforeseen and unanticipated obstacles to near-term revenue or ultimately achieving profitability.

GOING CONCERN QUALIFICATION

     We have a limited operating history with minimal sales and have sustained operating losses of $43,101,772 through March 31, 2006 and $41,610,497 at December 31, 2005. At March 31, 2006, we had working capital of $1,639,132. Since our inception, including the three months ended March 31, 2006, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003.

     Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. On April 28, 2006, we entered into a short-term loan under which we may borrow, upon the satisfaction of certain contingencies, up to $1.1 million. For details concerning this loan please review our comments under
Note 4 to our consolidated financial statements and our discussion under the caption "April 2006 Loan Agreement" in the Liquidity and Capital Resources section below. The entire amount of this loan is due and payable on July 31, 2006. We anticipate that additional capital must be raised to fund our operations through fiscal year 2006 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

RISK FACTORS

     The Risk Factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 have not materially changed and are incorporated into this Form 10-QSB.

CRITICAL ACCOUNTING POLICIES

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

     We review our long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. We are required to exercise a considerable amount of judgment when estimating discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for either of the years ended December 31, 2004 or 2005 or the three months ended March 31, 2006.

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

     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No.123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis. Our Consolidated Statement of Operations as of and for the three months ended March 31, 2006 on page F-2 of this report reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 equaled $118,745. As of March 31, 2006, there was $641,536 of total unrecognized compensation cost related to all of our outstanding non-vested share-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional share-based compensation expense for any new share-based payment awards granted after March 31, 2006 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of share-based payment awards granted by us in the future.

RESULTS OF OPERATIONS

            COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
                          ENDED MARCH 31, 2006 AND 2005

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2006 and 2005. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

                                               March 31, 2006    March 31, 2005
                                               --------------    --------------
     Net Sales                                 $      182,295    $       15,000
     Cost of Sales                                     67,803            13,599
                                               --------------    --------------
     Gross Profit                                     114,492             1,401

     Operating expenses
        Finder's Fees                                       -           198,520
        Cost of warrants granted                            -         1,171,644
        Salary and salary related costs               787,048           682,652
        Marketing expense                              36,159           118,349
        Research and Development Costs                157,431           120,568
        Selling, general and administrative           599,152           446,348
                                               --------------    --------------
     Total operating expenses                       1,579,790         2,738,081

       Net Other Income (loss)                        (25,977)          (71,098)
     Loss before Income tax provision
       Income tax provision                                 -                 -
                                               --------------    --------------
     Net loss                                  $   (1,491,275)   $   (2,807,778)
                                               ==============    ==============

NET SALES

During the quarter ending March 31, 2006 we generated $182,295 in revenue compared to $15,000 for the comparable period of 2005. This $167,295 increase in revenue in the first quarter of 2006 as compared to the first quarter of 2005 resulted from our sale of eight ER-1010 units to three customers in the first quarter of 2006 compared to the sale of two ER-1010 units to one customer during the comparable period in 2005. Our first quarter of 2006 revenues were reduced by $17,000 from $199,295 to $182,295 as a result of a customer return of one ER-1010 unit due to an unanticipated customer requirement. Two of our three customers in the first quarter of 2006 were repeat customers operating in the healthcare services and education industries. The third customer is in the Internet media industry. Our first quarter 2006 revenues of $182,295 represents a $26,495, or 17%, increase from our fourth quarter of 2005 revenues of $155,800.

During the first quarter of 2006, we made progress in our discussions with major systems integrators, resulting in the signing of a strategic partnership deal with Nortel Government Solutions products division and an agreement with a major system integrator in April 2006. We are currently engaged in a number of preliminary non-binding discussions with other systems integrators.

OPERATING EXPENSES

Our total operating expenses decreased from $2,738,081 in the first quarter of 2005 to $1,579,790 in the first quarter of 2006. This 42% decrease was mainly due to expenses related to our capital fund raising activities in the first quarter of 2005 that did not occur in the first quarter of 2006. In the first quarter of 2005, we paid placement agent fees in the amount $198,520 and incurred a cost of $1,171,644 for the issuance of warrants in conjunction with our private placement activities during that time. We did not engage in any private placements or any other capital raising activities in the first quarter of 2006 and, therefore, did not incur comparable placement agent and cost of warrant expenses. If placement agent fees and cost of warrants are excluded from the expense calculation for both first quarter 2006 and 2005, our total operating expenses for the first quarter of 2005 would be $1,367,917 and for the first quarter of 2006 would remain at $1,579,790 which represents a $211,873, or 15% increase.

The following descriptions detail our total operating expenses by expense category.

FINDER'S FEES

As discussed above under the general heading "Operating Expenses," we incurred $198,520 in placement agent fees in the first quarter of 2005 in conjunction with our private placement activities during that timeframe. We did not engage in any private placements or any other capital raising activities in the first quarter of 2006 and, therefore, did not incur comparable placement expenses during that quarter.

COST OF WARRANTS GRANTED

As discussed above under the general heading "Operating Expenses," we incurred a cost of $1,171,644 for the issuance of warrants in the first quarter of 2005 in conjunction with our private placement activities during that timeframe. We did not engage in any private placements or issue any warrants in the first quarter of 2006 and, therefore, did not incur comparable cost for the issuance of warrants during that quarter.

SALARY EXPENSES

Included in salary expenses for the first quarter of 2006 is a charge of $118,745 in connection with the impact of the implementation of SFAS 123R. This accounting rule requires us, beginning January 1, 2006, to calculate and recognize charges relating to the issuance of stock options. During 2005, we followed the rules prescribed in APB25, which did not require us to charge the profit and loss account for stock option related expenses.

Salary and salary related expenses increased from $682,652 in the first quarter of 2005 to $787,048 in the first quarter of 2006, representing a 13% increase. If the SFAS 123R related expenses of $118,745 discussed above are excluded from the calculation, salary and salary related expenses in first quarter of 2006 would have amounted to $668,303, representing a 2% decrease as compared to the same period in 2005. This slight decrease in salary expenses is a result of our affirmative efforts to further manage our salary expenses proportionately to our limited revenues. In addition, our salary expenses for both the first quarter of 2006 and 2005 reflect a reduction in the annual salary levels for management level employees that was implemented in November 2004 to reduce expense run rates. As such, our salary expenses for the first quarter of 2006 and 2005 may not be indicative of our future salary expenses due to the fact that we intend to begin restoring annual salary levels for management level employees to what we believe to be more competitive levels once we achieve certain revenue goals.

MARKETING EXPENSES

Marketing expenses decreased from $118,349 in the first quarter of 2005 to $36,159 in 2006. This $82,190, or 69%, decrease was due to the fact that in the first quarter of 2005 we spent approximately $90,000 on a general advertising campaign and we did not incur a similar expense during the first quarter of 2006.

RESEARCH AND DEVELOPMENT

Our research and development ("R&D") expenses increased from $120,568 in the first quarter of 2005 to $157,431 in the first quarter of 2006. The main reason for this $36,863, or 31%, increase is that we incurred increased costs for hardware design tools in the first quarter of 2006 due to an increase of the number of tools rented. As a result, our rental cost of design tools increased from $8,000 in the first quarter of 2005 to $37,000 in the first quarter of 2006.

Our increased cost associated with the rental of design tools was partially offset by a decrease in our cost for setting up a customer service agreement with IBM. During the first quarter of 2005, we paid a charge of $35,000 for the availability of the IBM services for our potential customers and did not incur any similar cost during the first quarter of 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased from $446,348 in the first quarter of 2005 to $599,152 in the first quarter of 2006. This $152,804, or 34%, increase resulted from the following expense categories:

     o Bad debt expenses charged in first quarter of 2006 amounted to $47,833 and were zero in the same period of 2005. In November 2005, we billed an amount of $58,833 to a customer in conjunction with the sale of three ER-1010 units. The customer paid an amount of $10,000 but thereafter was not able to make any payments. We continue to work with this customer to receive payment in full; however, various payment schedules agreed upon in the past have not been adhered to.

     o Legal fees increased by $8,192, or 6%, from $142,982 in the first quarter of 2006 compared to $134,790 for the same period in 2005. The reason for this increase is that legal fees charged for securities and corporate legal support increased by approximately $45,000 due to the preparation and filing of our Registration Statement on Form SB-2 during the first quarter of 2006 and the finalization of documentation and securities issuances from our 2005 equity raises. Legal fees relating to patent support also increased by approximately $12,000 in the first quarter of 2006 compared to the first quarter of 2005. In addition, the hourly rates charged by our corporate law firm increased by an approximate 10% as of January 2006. These increases were offset by a $58,000 decrease in litigation related legal fees in the first quarter of 2006 as compared to the first quarter of 2005.

     o Travel expenses in the first quarter of 2006 were $59,601 as compared to $47,487 in the same period of 2005. This $12,114, or 25%, increase in travel expenses is due to a substantial increase in selling activities throughout the United States.

     o Depreciation expense increased from $72,438 in the first quarter of 2005 to $81,651 in the first quarter of 2006. This $9,213, or 12%, increase was caused by an increase in the amount of test equipment required for our lab to address increased testing of evaluation equipment and purchased equipment prior to shipment to customers.

OTHER EXPENSE

Other expense decreased from $71,098 in the first quarter of 2005 to $25,977 in the first quarter of 2006. This decrease is due to a decrease in our costs associated with outstanding debt. Our outstanding debt decreased from approximately $4.0 million as of March 31, 2005 to approximately $1.2 million as of March 31, 2005. This decrease in outstanding debt resulted almost exclusively from the conversion of convertible bridge notes during the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants (set forth in our most recent annual report on Form 10-KSB), our consolidated financial statements and related notes beginning on page F-1 of this report, the cautionary statements included in the "Risk Factor" section of our most recent annual report on Form 10-KSB, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

     For the years ended December 31, 2004 and 2005, we sustained net losses of $20,574,984 and $13,390,940, respectively. Since our inception, including the three months ended March 31, 2006, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of March 31, 2006, we had working capital of $1,639,132. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. However, we anticipate that additional capital must be raised to fund operations through fiscal year 2006 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

June 2004 Financing
-------------------

     In June 2004, we closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of our common stock, 972,223 Series C Warrants to purchase common stock and 972,223 Series D Warrants to purchase common stock. The Series C Warrants expire 60 days after the effective date of a registration statement covering the common stock, Series C Warrants and Series D Warrants issued in our June 2004 financing. A registration statement covering these securities was originally filed with the SEC on January 20, 2006, but has not yet been declared effective. The Series C Warrants were issued with an original exercise price of $3.00 per share. In August 2004, we amended the terms of the Series C Warrants to reduce the exercise price to $1.25 per share. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. In December 2005, we amended the terms of the Series D Warrants to reduce the exercise price to $0.50 per share.

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

April 2006 Loan Agreement
-------------------------

     On April 28, 2006, we, along with our wholly-owned subsidiary Raptor Networks Technology, Inc., a California corporation, entered into a senior loan agreement whereby we may borrow up to the following amounts:

     o initially, an amount equal to the aggregate of 80% of our eligible accounts receivable plus 35% of the value of our eligible inventory, which aggregate amount shall not exceed $350,000;

     o an additional $250,000 upon the occurrence of all of the following events: (i) our Registration Statement on Form SB-2, (originally filed with the Securities and Exchange Commission (the "SEC") on January 20,
          2006), being declared effective by the SEC, or at least six months having past since the November 22, 2005 final closing of our 2005 Private Placement, (ii) the approval by our stockholders of an increase in our authorized common stock (which increase will be presented to our stockholders for approval at the next annual meeting of our stockholders scheduled to be held on May 31, 2006), and (iii) our entering into a strategic alliance arrangement with Nortel Government Solutions (which was entered into on May 1, 2006); and

     o an additional $500,000 upon our entering into an agreement with a lead investor in conjunction with a future equity raise of at least $5,000,000.

     The loan is structured as a non-amortizing revolving loan. The outstanding daily balance of the loan bears interest at a floating rate per annum equal to the greater of (i) prime rate (as reported by The Wall Street Journal) plus 4% or (ii) 11.75%. We shall pay interest on the outstanding loan balance on the first day of each calendar month for so long as any loan balance is outstanding. The entire outstanding loan balance and all outstanding interest thereon shall be due and payable in full on the earlier of (i) July 31, 2006 or (ii) upon the our raising at least $5,000,000 through the sale or issuance of our equity securities. We may at any time prepay the outstanding loan balance, in whole or in part, without penalty. We are required to establish a lockbox account controlled by the collateral agent, shall cause all amounts owing to us to be paid into such lockbox and, during an event of default, the collateral agent shall be entitled to direct any amounts paid into the lockbox toward outstanding loan amounts.

     The loan is secured by a first priority security interest in collateral consisting of substantially all of our and our subsidiary's assets, including accounts receivable, inventory, equipment, intellectual property, contract rights, cash and deposits. The loan documents contain customary representations, warranties, covenants and events of default. In addition to other rights and remedies of the collateral agent and the lenders set forth in the loan documents, upon an event of default all amounts owing by us may be accelerated and become immediately due and payable and the collateral agent may seize and dispose of the collateral. During an event of default, the loan shall bear interest at a rate of 18% per annum.

     The foregoing raises during fiscal years ended December 31, 2004 and 2005 and during the beginning of 2006 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and generate a certain level of interest in the marketplace. We currently have a loan in place (described under the caption "April 2006 Loan Agreement" above) that we believe addresses our financing needs in the short term. However, this loan is due and payable in full no later than July 31, 2006 and additional capital may be needed to meet our payoff obligations under the loan. In addition, we anticipate that additional capital must be raised later in fiscal year 2006 to fund our operating requirements. There can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

     The descriptions of the documents and agreements discussed above are qualified by reference to the complete text of those documents and agreements. However, those documents and agreements, including without limitation the representations, warranties, covenants and other provisions of those documents and agreements, are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and agreements. Rather, investors and the public should look to other disclosures contained in our reports under the Securities Exchange Act of 1934, as amended.

ITEM 3. CONTROLS AND PROCEDURES.

     Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

None.

ITEM 6. EXHIBITS.

     Exhibits
     --------

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------

    10.1 Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 4, 2006)

    10.2 First Amendment to Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 4, 2006)

    31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RAPTOR NETWORKS TECHNOLOGY, INC.


     Date: May 15, 2006        By:  /s/ THOMAS M. WITTENSCHLAEGER
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


     Date: May 15, 2006        By:  /s/ BOB VAN LEYEN
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

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