Form 10QSB
period 2006-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-08-11
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         As of August 11, 2006, there were 54,204,367 shares of the issuer's common stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|



PART I - FINANCIAL INFORMATION
                                                                                     PAGE
Item 1. Financial Statements.

         Consolidated Balance Sheets as of June 30, 2006 (unaudited)
             and December 31, 2005 (audited)........................................  F-1

         Consolidated Statements of Operations for the Three Months and Six
             Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)............  F-2

         Consolidated Statement of Cash Flows for the Six Months Ended
             June 30, 2006 (unaudited) and 2005 (unaudited).........................  F-3

         Notes to Consolidated Financial Statements (unaudited).....................  F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation..................    1

Item 3.  Controls and Procedures....................................................   22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................   23

Item 3.  Defaults Upon Senior Securities............................................   23

Item 4.  Submission of Matters to a Vote of Security Holders........................   23

Item 5.  Other Information..........................................................   23

Item 6.  Exhibits...................................................................   24

Signatures..........................................................................   25

Exhibits Filed with this Report on Form 10-QSB......................................   26




                                     RAPTOR NETWORKS TECHNOLOGY, INC.
                                        CONSOLIDATED BALANCE SHEETS


                                                                             Unaudited          Audited
                                                                              JUNE 30,        DECEMBER 31,
                                                                                2006              2005
                                                                            ------------      ------------
                                                ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                $     50,700      $  1,442,130
   Accounts receivable                                                           158,497           178,640
   Inventory, net                                                              1,117,727         1,132,322
   Prepaid expenses                                                              121,879           199,246
   License fees                                                                  301,680           305,320
   Other current assets                                                           21,041            21,259
                                                                            ------------      ------------
      Total current assets                                                     1,771,524         3,278,917

PROPERTY AND EQUIPMENT, NET                                                      424,357           587,659

OTHER ASSETS
   Debt issue cost                                                                 6,419            12,838
   Deposits                                                                      102,362           102,362
                                                                            ------------      ------------

TOTAL ASSETS                                                                $  2,304,662      $  3,981,776
                                                                            ============      ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                         $    510,331      $    155,412
   Accrued liabilities                                                           163,331           144,239
   Short-term debt                                                               640,118                 -
   Short-term convertible debt                                                 1,214,290                 -
   Accrued interest payable                                                      105,370            52,464
                                                                            ------------      ------------
      Total current liabilities                                                2,633,440           352,115

Long-term convertible debt                                                             -         1,214,290

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 5,000,000 shares authorized                          -                 -
   Common stock, $.001 par; 110,000,000 and 75,000,000 shares
      authorized respectively; 54,204,367 shares issued and outstanding           54,204            54,204
   Additional paid-in capital                                                 44,206,383        43,971,664
   Accumulated deficit                                                       (44,589,365)      (41,610,497)
                                                                            ------------      ------------
      Total stockholders' equity (deficit)                                      (328,778)        2,415,371
                                                                            ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  2,304,662      $  3,981,776
                                                                            ============      ============

          The accompanying notes are an integral part of these consolidated financial statements





                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                    Three Months Ended                   Six Months Ended
                                                  JUNE 30,          JUNE 30,         JUNE 30,           JUNE 30,
                                                   2006              2005              2006              2005
                                               ------------      ------------      ------------      ------------

REVENUE, NET                                   $    204,969      $     96,000      $    387,264      $    111,000
COST OF SALES                                        73,834            35,563           141,637            49,162
                                               ------------      ------------      ------------      ------------

GROSS PROFIT                                        131,135            60,437           245,627            61,838
                                               ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Consulting Fees                                   64,536                 -            64,536                 -
   Finder's Fees                                          -           266,200                 -           464,720
   Cost of warrants granted                               -           722,685                 -         1,894,329
   Salary expense and salary related costs          753,633           734,053         1,540,681         1,416,705
   Marketing expense                                 31,788           110,087            67,947           228,436
   Research & Development                           138,650           102,333           299,911           208,492
   Selling, general and administrative              594,398           571,050         1,189,721         1,031,806
                                               ------------      ------------      ------------      ------------

    Total operating expenses                      1,583,005         2,506,408         3,162,796         5,244,488
                                               ------------      ------------      ------------      ------------

Loss from operations                             (1,451,870)       (2,445,971)       (2,917,169)       (5,182,650)
                                               ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                        -                 -                 -                 -
   Interest expense                                 (35,723)         (100,134)          (61,699)         (171,233)
                                               ------------      ------------      ------------      ------------

Total other income (loss)                           (35,723)         (100,134)          (61,699)         (171,233)
                                               ------------      ------------      ------------      ------------

Loss before income taxes                         (1,487,593)       (2,546,105)       (2,978,868)       (5,353,883)
                                               ------------      ------------      ------------      ------------

Income tax benefit                                        -                 -                 -                 -

NET LOSS                                       $ (1,487,593)     $ (2,546,105)     $ (2,978,868)     $ (5,353,883)
                                               ============      ============      ============      ============

Basic and diluted net loss per share           $      (0.03)     $      (0.08)     $      (0.05)     $      (0.15)
                                               ============      ============      ============      ============

Basic and diluted weighted average number
  of shares outstanding                          54,204,367        33,665,639        54,204,367        36,345,442
                                               ============      ============      ============      ============


              The accompanying notes are an integral part of these consolidated financial statements





                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      For the six months ended
                                                                                     JUNE 30,         JUNE 30,
                                                                                       2006             2005
                                                                                    -----------      -----------
Cash flows from operating activities
     Net income (loss)                                                              $(2,978,868)     $(5,353,883)
     Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation                                                                    163,302          149,991
        Amortization                                                                      6,418            6,420
        Stock Based Compensation Expense                                                234,719                -
        Warrants issued                                                                       -        1,894,329

     Changes in operating assets and liabilities
        Accounts Receivable                                                              20,143                -
        Other current assets                                                                218          (62,253)
        Prepaid assets                                                                  128,075           29,657
        License Fees                                                                      3,640         (298,180)
        Inventories                                                                      14,595         (270,446)
        Accounts payable                                                                354,920          349,050
        Interest Payable                                                                 52,906          122,284
        Other accrued liabilities                                                        19,092         (830,781)
        Deferred Revenue                                                                      -          (44,000)
                                                                                    -----------      -----------
                    Net cash provided by (used) in operating activities              (1,980,840)      (4,307,812)

Cash flows from investing activities
     Purchase of property and equipment                                                       -          (84,266)
                                                                                    -----------      -----------
                    Net cash provided by (used in) investing activities                       -          (84,266)
                                                                                    -----------      -----------

Cash flows from financing activities
     Issuance of Common stock                                                                  -        2,672,237
     Proceeds from short tem debt                                                       589,410        1,960,000
                                                                                    -----------      -----------
                    Net cash provided by (used in) financing activities                 589,410        4,632,237
                                                                                    -----------      -----------

Net increase (decrease) in cash and cash equivalents                                 (1,391,430)         240,159
Cash and cash equivalents at beginning of period                                      1,442,130           39,213
                                                                                    -----------      -----------

Cash and cash equivalents at end of period                                          $    50,700      $   279,372
                                                                                    ===========      ===========

              The accompanying notes are an integral part of these consolidated financial statements


                                                       F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1. BASIS OF PRESENTATION
   ---------------------

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the period ended June 30, 2006 are not necessarily indicative of the results of operations expected for the full year.

2. STOCK-BASED COMPENSATION
   ------------------------

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), "Shared Based Payment" ("SFAS No.123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plan.

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

The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. The Company does not intend to grant any stock options under the 2005 Stock Plan until the plan has been registered under applicable federal and state securities laws. The Company is in the process of preparing a registration statement on Form S-8 with the Securities and Exchange Commission and comparable California state securities filings. As of June 30, 2006, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized.

The Company has historically and continues to utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

2. STOCK-BASED COMPENSATION (CONTINUED)
   ------------------------------------

based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not plan to pay any dividends in the future.

As of June 30, 2006, the total unrecognized share-based compensation cost related to unvested stock options was approximately $540,550. For the three-month period ended June 30, 2006 the Company recognized $115,973 in stock-based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.

Information with respect to stock option activity is as follows:

                                                               Weighted Average
                                               Shares           Exercise Price
                                             ----------        ----------------
Outstanding at March 31, 2006                 1,665,000        $           1.00
  Granted                                        49,000        $           1.00
  Exercised                                           -                       -
  Forfeited or expired                         (212,500)       $           1.00
                                             ----------        ----------------
Outstanding at June 30, 2006                  1,501,500        $           1.00
                                             ==========        ================
Options exercisable at June 30, 2006            317,501

The fair value of each stock option grant for the first half of 2006 was estimated on the date of grant using the following assumptions:


         Dividend Yield...........................................       0.0%
         Risk-Free Interest Rate..................................       6.0%
         Expected Life............................................  75 - 3 years
         Expected Volatility......................................   91% - 164%

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company stock option plans for the three month period ended June 30, 2005:

                                                           For the Three Months
                                                           --------------------
                                                            Ended June 30, 2005
                                                            -------------------
Net Income (loss)
   As reported...........................................      $ (2,546,105)
                                                               =============


    Pro forma............................................      $ (2,590,001)
                                                               =============


Basic net loss per share
   As reported...........................................      $      (0.08)
                                                               =============


   Pro forma.............................................      $      (0.08)
                                                               =============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

3. WARRANTS
   --------

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                               Weighted Average
                                                  Shares        Exercise Price
                                              -----------      ----------------
  Outstanding at March 31, 2006               16,255,087       $          1.10
    Granted                                            -                     -
    Cancelled                                          -                     -
    Exercised                                          -                     -
                                              -----------      ----------------
  Outstanding at June 30, 2006                16,255,087       $          1.10
                                              ===========      ================

The following table summarizes warrants outstanding at June 30, 2006:

     Range       Number      Wtd. Ave. Life     Wtd. Ave. Price     Exercisable
     -----       ------      --------------     ---------------     -----------
   $.40-3.50   16,255,087         1.59               $1.10           16,255,087

4. SHORT-TERM DEBT
   ---------------

On April 28, 2006, the Company entered into a senior Loan and Security Agreement with Bridge Bank National Association and Agility Capital, LLC. Pursuant to the terms of the agreement, the Company may, upon the satisfaction of certain conditions, borrow up to $1,100,000. The outstanding daily balance of the loan bears interest at a floating rate per annum rate equal to the greater of (i) prime rate plus 4% or (ii) 11.75%. The entire outstanding loan balance and all outstanding interest thereon shall be due and payable in full on the earlier of
(i) July 31, 2006 or (ii) upon the Company raising at least $5,000,000 through the sale or issuance of its equity securities ("Loan Payment Date"). In addition, at the discretion of the lender, on the Loan Payment Date the Company is obligated to pay a success fee in the form of either $165,000 in cash or a warrant to purchase $165,000 of the Company's common stock. For additional details on this loan please review the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006.

During the three-month period ended June 30, 2006, the Company borrowed $589,410 under this loan. The total amount received by the Company was $561,910 after the payment of a $27,500 closing fee.

Additionally, on April 14, 2006, the Company entered into an agreement with our insurance provider for the purpose of financing our 2005-2006 Director's and Officer's and Workers' Compensation insurance policies in the original amount of $71,581. This $71,581 is payable in ten monthly installments of $7,473 and bears interest at the annual rate of 9.5%. At June 30, 2006, the outstanding balance due on this financing agreement was $50,708.

Interest expense for these loans amounted to $7,560 for the second quarter of 2006.

5. SUBSEQUENT EVENTS
   -----------------

SHORT-TERM DEBT

On July 14, 2006, the Company borrowed an additional $100,000 under the Loan and Security Agreement discussed in Note 4 above.

On July 31, 2006, the Loan and Security Agreement referenced above was paid in full with proceeds from the convertible note financing discussed below. The total amount paid was $870,316, which included the entire outstanding balance of principal and accrued but unpaid interest, expenses, and a $165,000 cash success fee.

   -----------------------------

SENIOR CONVERTIBLE NOTE FINANCING
---------------------------------

On July 31, 2006, the Company completed a private placement of senior convertible notes to certain institutional investors for gross proceeds of $5,000,000. The convertible notes have a maturity date of July 31, 2008. Subject to certain conditions, the Company may elect to make monthly installment payments in cash or stock at a discount to the then current price of the Company's common stock. The notes have an initial conversion price of 0.43948 per share, which is subject to adjustment based on the then current market price of the Company's common stock and future issuances of the Company's securities. The notes bear interest at a rate of 9.25% per annum, which rate may be adjusted to 7% per annum if certain conditions are satisfied. The Company also issued Series L and M Warrants to investors in the notes. The Series L Warrants are immediately exercisable and enable the holders thereof to purchase an aggregate of up to 17,065,626 shares of the Company's common stock. The Series M Warrants become exercisable only upon a mandatory conversion of the notes by the Company, if any, and entitle the holders thereof to purchase an aggregate of up to 7,395,106 shares of the Company's common stock. Both the Series L Warrants and Series M warrants have an initial exercise price of $0.5054 per share and expire on July 31, 2011.

Pursuant to the terms of the convertible note private placement agreements, the Company shall file a registration statement with the Securities and Exchange Commission ("SEC") registering for resale the common stock underlying the convertible notes and Series L and M Warrants.

For a more detailed description of this convertible note financing and copies of the related agreements, please see the Company's Current Report on Form 8-K filed with the SEC on July 31, 2006.

This convertible note financing was necessitated by a depletion of capital necessary to fund the Company's continuing operations. While the accounting charges related to this financing are still being calculated, the Company expects that the non-cash charges associated with the convertible notes and associated Series L and M Warrants will be similar to or higher than the charges recorded in connection with the Company's 2005 private placement of common stock and warrants that took place between April 2005 and November 2005.

OPTIONS ISSUED
--------------

Subsequent to June 30, 2006, the Company issued 15,000 common stock purchase options, subject to final Board approval, to certain employees which vest at the rate of 33 1/3% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant, and have an exercise price of $1.00 per share of the Company's common stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION.

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

         Any of the factors described above, elsewhere in this report, or in the "Risk Factors" section below and in our most recent annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We became engaged in the data network switching industry in October 2003. Since that time, our focus has been to design, produce and sell standards-based, proprietary high-speed network switching technologies. Our "distributed network switching technology" allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications. The implementation of our products in a user's network can provide increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

         We have designed a family of modular network switch products branded the "Ether-Raptor" line, which consist of core and edge switch products that operate together in a unique and highly efficient manner. Unlike traditional, centralized chassis-based switch architectures that were originally designed to handle latency (a time delay in the transfer of data) insensitive traffic such as email and block data transfers, we have developed the ability to "bind" physically separated network switches into a common "virtual chassis," creating the ability for a single network switch to exist in multiple locations at distances spanning over 1,000 kilometers and to transport data over that network at very high speeds. This functionality is essential to new high-bandwidth applications such as Voice over Internet Protocol ("VoIP"), streaming video, Internet Protocol Television ("IPTV") and high speed digital access, none of which existed when traditional chassis-based network switch designs were created. Due to the full, open-standards compatibility of our Ether-Raptor product line, our network switches have nearly universal applicability on legacy as well as newly installed Ethernet networks where speed, high bandwidth, redundancy and high reliability are essential.

         During the first quarter of 2006, we received repeat orders for our ER-1010 1Gb/GbE and 10Gb/GbE network switch from two customers that operate in the healthcare services and education industries. We believe these repeat orders both illustrate acceptance of our product's performance by these customers and confirm that our products may be well suited for certain segments of the healthcare services and education industries. In addition, we sold three ER-1010 units to a customer in the Internet media industry, which represents a market segment that we had not previously recognized sales. We believe that this entry into the Internet media industry may allow us to leverage this new presence into future sales in that industry. We also made progress in presenting our products to large system integrators and government representatives. During the second quarter of 2006 we sold six systems to a contract manufacturer and three systems for use in a laboratory of a Fortune 100 conglomerate. Additionally, we sold four systems to two large integrators. We are very pleased with the agreements we signed with these systems integrators as we expect this to be the most effective way to get our products to market.

         With respect to research and development, during the first quarter of 2006 we continued intensive testing of our products internally, as well as jointly with potential customers. We were able to get our new OR-1048 edge switch prepared for commercial availability and completed the design of our ER-1808 10Gb/GbE network switch. The OR-1048 is a 48-port 1GbE edge switch with two 10GbE or four 1GbE uplinks, which offers standard features such as comprehensive management functions and Web management. With respect to the development of the ER-1808, which was previously planned to be introduced to the market in 2006, it was decided to delay product release and to consider an enhanced version of the ER-1808 for release in mid to late 2007. During the second quarter of 2006, we dedicated significant efforts towards our intensive testing of various applications. We believe these tests will allow us to better position our products in various vertical markets. Our research and development team also conducted evolutionary modifications to our products during the second quarter of 2006 to enhance future marketability.

         We remain an early stage technology company and, since our inception, have operated, and are now operating, at a significant loss. While we have seen minimal quarter-over-quarter revenue growth, we have realized negligible revenues since our inception. Although our management is optimistic with regard to prospective business, there can be no assurance that we will not encounter unforeseen and unanticipated obstacles to near-term revenue or ultimately achieving profitability.

GOING CONCERN QUALIFICATION

         We have a limited operating history with minimal sales and have sustained operating losses of $44,589,365 through June 30, 2006 and $41,610,497 at December 31, 2005. At June 30, 2006, we had a deficit in working capital of $861,916. Since our inception, including the period ended June 30, 2006, we have financed our operations almost exclusively from cash raised through a series of equity and debt financings and not with cash generated from operations.
These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003.

         Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. On April 28, 2006, we entered into a short-term loan under which we could borrow, upon the satisfaction of certain contingencies, up to $1.1 million. We paid this loan in full on July 31, 2006. For details concerning this loan please review our comments under Note 4 to our consolidated financial statements and our discussion under the caption "April 2006 Loan Agreement" in the Liquidity and Capital Resources section below. On July 31, 2006, we raised gross proceeds of $5 million through the issuance of senior convertible notes and warrants to purchase common stock. These senior convertible notes and warrants are described in more detail under Note 5 to our consolidated financial statements and our discussion under the caption "July 2006 Convertible Note Financing" in the Liquidity and Capital Resources section below. We anticipate that the proceeds from this senior convertible note financing will be sufficient to support our operations through March 31, 2007. However, if we do not experience a significant increase in revenues by February 28, 2007, we expect that additional capital will be needed to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

RISK FACTORS

         Except as set forth below, the Risk Factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 have not materially changed and are incorporated into this Form 10-QSB.

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, AND OUR LEVEL OF INDEBTEDNESS MAY INCREASE.

         As of July 31, 2006, the principal amount of our total indebtedness was $6,214,296. Our level of indebtedness affects our operations in several ways, including the following:

         o A significant portion of our cash flow may be required to service our indebtedness;

         o A high level of debt increases our vulnerability to general adverse economic and industry conditions;

         o The covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds, dispose of assets, pay dividends, sell common shares below certain prices and make certain investments;

         o The terms of our senior convertible debt prohibit us from borrowing funds senior or pari passu to the senior convertible debt and may limit our ability to borrow subordinated funds;

         o Our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy or in our industry;

         o A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and

         o A default under our senior loan covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

         We may incur additional debt, including significant additional secured indebtedness, in order to fund our continuing operations or to develop and/or improve our products. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General and industry specific economic, financial and business conditions and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to fulfill our interest or principal payment obligations on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

SHARES OF OUR COMMON STOCK ELIGIBLE, OR TO BECOME ELIGIBLE, FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market, or the perception that sales could occur as a result of an increased amount of our stock eligible for resale, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

THE CONVERSION OF CONVERTIBLE SECURITIES AND THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT, IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND CAUSE US TO INCUR ADDITIONAL EXPENSES.

         Under the terms of existing notes convertible into our common stock, warrants to purchase our common stock, non compensatory options to acquire our common stock, and other outstanding options to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such warrants and/or options or conversion of such notes, could result in dilution in the interests of our other shareholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of such convertible notes, options and warrants. In addition, holders of certain convertible notes, options and warrants have registration rights with respect to the common stock underlying such convertible notes, options and warrants, the registration of which will cause us to incur a substantial expense.

IF WE ARE UNABLE TO RAISE CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND OPERATING CASH SHORTFALLS.

         Our future capital requirements will depend upon many factors, including sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts, and the status of competitive products and services.

         Historically we have not been able to generate sufficient cash from our operating activities and have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. To the extent we are in need of any additional financing, it may not be available to us on acceptable terms, or at all. Our inability to obtain any needed financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also hinder our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

         Any financing may cause significant dilution to existing stockholders. Our July 31, 2006 debt financing through the issuance of senior convertible notes subjects us to financial and other covenants that restrict our flexibility, including for example, restrictions on our ability to conduct future securities offerings, incur debt, and pay dividends on our common stock.

THE VOTING POWER OF YOUR INVESTMENT AND OUR EARNINGS PER SHARE WOULD BE SUBSTANTIALLY DILUTED IF ALL OR A SIGNIFICANT PORTION OF OUR CONVERTIBLE NOTES, WARRANTS OR OPTIONS WERE CONVERTED INTO SHARES OF OUR COMMON STOCK.

         If the aggregate number of shares of common stock underlying our convertible notes, warrants or options had been issued and outstanding as of this date, substantial dilution of the voting power of your investment and of our earnings per share would occur.

THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT COULD SUBSTANTIALLY DECLINE IF OUR CONVERTIBLE NOTES, WARRANTS OR OPTIONS ARE CONVERTED INTO SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE OF OUR CONVERTIBLE NOTES, WARRANTS OR OPTIONS AND THEN RESOLD INTO THE MARKET.

         If the conversion prices at which the balances of our convertible notes, warrants and options are converted are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of our convertible notes, warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock, which would mean that certain convertible notes and warrants would be convertible into an increased number of shares of our common stock in cases where, as described elsewhere in these risk factors, the conversion price is based upon a discount from the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of our outstanding convertible notes, warrants or options.

THE VOTING POWER AND VALUE OF YOUR INVESTMENT COULD DECLINE IF OUR SENIOR CONVERTIBLE NOTES AND WARRANTS ARE CONVERTED AT A REDUCED PRICE DUE TO OUR ISSUANCE OF LOWER-PRICED SHARES OR MARKET DECLINES WHICH TRIGGER RIGHTS OF THE HOLDERS OF OUR CONVERTIBLE NOTES AND WARRANTS TO RECEIVE ADDITIONAL SHARES OF OUR STOCK.

         As disclosed in our most recent Current Report on Form 8-K, on July 31, 2006 we issued a significant additional amount of convertible notes and warrants, the exercise or conversion of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of the senior convertible notes is subject to market-price protection that will cause the conversion price of the senior convertible notes to be reduced in the event of a downward fluctuation in the market price of our common stock. In addition, the initial conversion price of the senior convertible notes and the initial exercise price of a majority of our warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of the senior convertible notes or exercise price of the warrants. Consequently, the voting power and value of your investment in each such event would decline if the senior convertible notes or warrants are converted or exercised for shares of our common stock at the new lower price as a result of such declining market-price or below conversion price sales of our securities.

         The market-price protection feature of the senior convertible notes could also allow those notes to become convertible into a greatly increased number of additional shares of our common stock, particularly if a holder of the senior convertible notes sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market. If a holder of the senior convertible notes sequentially converts portions of the notes into shares of our common stock at alternate conversion prices and resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Consequently, if a holder of the senior convertible notes repeatedly converts portions of the notes at alternate conversion prices and then resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit a holder of the senior convertible notes at the expense of other existing or potential holders of our common stock, potentially creating a divergence of interests between a holder of the senior convertible notes and investors who purchase the shares of common stock resold by a holder of the notes following conversion of the notes.

CONVERSIONS OF THE SENIOR CONVERTIBLE NOTES AT DRAMATICALLY REDUCED CONVERSION PRICES COULD RESULT IN A CHANGE OF CONTROL OF OUR COMPANY.

         A change of control of our company could occur if, as discussed elsewhere in these risk factors, conversions of the senior convertible notes occur at dramatically reduced conversion prices, such as if a holder of the notes sequentially converts portions of the notes at alternate conversion prices into shares of our common stock and resells those shares into the market. If a change of control occurs, then the stockholders who historically have controlled our company would no longer have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving our company. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of the board of directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

IF WE ARE UNSUCCESSFUL IN MAINTAINING COMPLIANCE WITH OR MODIFYING OUR REGISTRATION OBLIGATIONS WITH REGARD TO THE SENIOR CONVERTIBLE NOTES AND RELATED WARRANTS, WE MAY INCUR SUBSTANTIAL MONETARY PENALTIES.

         The agreements we entered into in connection with our July 31, 2006 senior convertible notes require us to, among other things, register for resale the shares of common stock issued or issuable under the senior convertible notes and the warrants issued by us in connection with those notes, and maintain the effectiveness of the registration statement for an extended period of time. If we are unable to timely file or have the registration statement declared effective by the Securities and Exchange Commission ("SEC") or maintain effectiveness of the required registration statement, or to modify our registration obligations, then we may be required to pay additional liquidated damages, which would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows.

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

         We review our long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. We are required to exercise a considerable amount of judgment when estimating discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for either of the years ended December 31, 2004 or 2005 or the period ended June 30, 2006.

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

         On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No.123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis. Our Consolidated Statement of Operations as of and for the period ended June 30, 2006 on page F-2 of this report reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the period ended June 30, 2006 equaled $115,973. As of June 30, 2006, there was $540,550 of total unrecognized compensation cost related to all of our outstanding non-vested share-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional share-based compensation expense for any new share-based payment awards granted after June 30, 2006 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of share-based payment awards granted by us in the future.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.


                                                    Three Months Ended                       Six Months Ended
                                                    ------------------                       ----------------
                                                        Unaudited                               Unaudited
                                                        ---------                               ---------
                                            June 30, 2006       June 30, 2005       June 30, 2006       June 30, 2005
                                           --------------      --------------      --------------      --------------
Net Sales                                  $      204,969      $       96,000      $      387,264      $      111,000
Cost of Sales                                      73,834              35,563             141,637              49,162
                                           --------------      --------------      --------------      --------------

Gross Profit                                      131,135              60,437             245,627              61,838

Operating expenses
   Consulting Fees                                 64,536                   -              64,536                   -
   Finder's Fees                                        -             266,200                   -             464,720
   Cost of warrants granted                             -             722,685                   -           1,894,329
   Salary and salary related costs                753,633             734,053           1,540,681           1,416,705
   Marketing expense                               31,788             110,087              67,947             228,436
   Research and Development                       138,650             102,333             299,911             208,492
   Selling, general and administrative            594,398             571,050           1,189,721           1,031,806
                                           --------------      --------------      --------------      --------------

Total operating expenses                        1,583,005           2,506,408           3,162,796           5,244,488

  Net Other Income (loss)                         (35,723)           (100,134)            (61,699)           (171,233)

Loss before Income tax provision
  Income tax provision                                  -                   -                   -                   -
                                           --------------      --------------      --------------      --------------
Net loss                                   $   (1,487,593)     $   (2,546,105)     $   (2,978,868)     $   (5,353,883)
                                           ==============      ==============      ==============      ==============

Net Sales
---------

         During the three months ended June 30, 2006, we generated $204,969 in revenues compared to $96,000 for the comparable period of 2005. During the six months period ending June 30, 2006, we achieved a revenue level of $387,264, which substantially exceeded the $111,000 of revenues realized during the same period of 2005. Included in the sales for the second quarter of 2006 is the shipment of four ER-1010's to two large system integrators and five ER-1010's to various end users, which accounted for $138,995 in revenues. During the first and second quarter of 2006, we were able to sign strategic partnership agreements with three large system integrators. We consider these agreements an important step toward our ability to increase sales in the future. During the second quarter of 2006, we began selling a new product, the OV-1048, an edge switch that offers competitive performance and attractive pricing compared to similar switches currently on the market. We shipped fourteen OV-1048 systems in the second quarter of 2006 for gross revenues of $65,974.

Operating Expenses
------------------

Total operating expenses decreased from $2,506,408 in the second quarter of 2005 to $1,583,005 in the second quarter of 2006 and from $5,244,488 for the six months ended June 30, 2005 to 3,162,796 for the six months ended June 30, 2006. This decrease is mainly due to expenses related to capital fund raising activities in the first and second quarters of 2005 that did not occur in the same periods of 2006. In the three months and six months ended June 30, 2005 we paid placement agent fees in the amount of $266,200 and $464,720, respectively, and incurred a cost of $722,685 and $1,894,329, respectively, for the issuance of warrants in conjunction with our private placement activities during those periods. We did not engage in any private placement or any other capital raising activities in the first or second quarter of 2006 and, therefore, did not incur comparable placement agent and cost of warrant expenses. If placement agent and cost of warrant expenses were excluded from the calculations above, our total operating expenses for the three months and six months ended June 30, 2005 would be $1,517,523 and $2,885,439, respectively, and for the three and six months ended June 30, 2006 would remain at $1,583,005 and $3,162,796, representing an increase in our expenses during both periods of 2006 as compared to 2005.

The following descriptions detail our total operating expenses by expense category.

CONSULTING FEES

Consulting fees equaled $64,536 for the three months ended June 30, 2006 and $64,536 for the six months ended June 30, 2006. These expenses consist entirely of fees paid in connection with treasury and related services provided by our investment bankers in the second quarter of 2006. We did not incur similar costs in the first or second quarter of 2005.

FINDER'S FEES

As discussed above under the general heading "Operating Expenses" above, we incurred $266,200 and $464,720 in placement agent fees in the three months and six months ended June 30, 2005, respectively, in conjunction with our private placement activities during those periods. We did not engage in any private placements or any other capital raising activities in the first or second quarter of 2006 and, therefore, did not incur comparable placement expenses during those periods.

COST OF WARRANTS GRANTED

As discussed above under the general heading "Operating Expenses" above, we incurred a cost of $722,685 and $1,894,329 for the issuance of warrants in the three months and six months ended June 30, 2005, respectively, in conjunction with our private placement activities during those periods. We did not engage in any private placements or issue any warrants in the first or second quarter of 2006 and, therefore, did not incur comparable cost for the issuance of warrants during those periods.

SALARY EXPENSES

Included in salary expenses for the three months and six months ended June 30, 2006 is a charge of $115,973 and $234,718, respectively, in connection with the impact of the implementation of SFAS 123R. This accounting rule requires us, beginning January 1, 2006, to calculate and recognize charges relating to the issuance of stock options. During 2005, we followed the rules prescribed in APB25, which did not require us to charge the profit and loss account for stock option related expenses.

Salary and salary related expenses increased from $734,053 to $753,633 for the three months ended June 30, 2005 and 2006, respectively, and from $1,416,705 to $1,540,681 for the six months ended June 30, 2005 and 2006, respectively. If the SFAS 123R related expenses discussed above were excluded from these calculations, salary and salary related expenses for the three months ended June 30, 2006 would have amounted to $637,660 (representing a 13% decrease in salary expenses from the comparable period in 2005) and for the six months ended June 30, 2006 would have amounted to $1,305,963 (representing a 8% decrease in salary expenses from the comparable period in 2005). The primary reason for this decrease in salary expenses is that we have operated with a reduced number of employees during the first two quarters of 2006 as compared to the same periods in 2005.

Our salary expenses for both the first and second quarters of 2006 and 2005 reflect a reduction in the annual salary levels for management-level employees that was implemented in November 2004 to reduce expense run rates. If we begin to achieve our revenue goals, our salary expenses for these periods of 2006 and 2005 may not be indicative of our future salary expenses due to the fact that we intend to begin restoring annual salary levels for management-level employees to what we believe to be more competitive levels.

MARKETING EXPENSES

Marketing expenses decreased from $110,087 to $31,788 for the three months ended June 30, 2006, and from $228,436 to $67,947 for the six months ended June, 2006. These decreases are mainly due to reduced spending in first and second quarter of 2006 compared to the same periods in 2005 on promotional materials (down approximately $25,000 for the six months ended June 30, 2006 as compared to the comparable period in 2005), demo related services (down approximately $25,000 for the six months ended June 30, 2006 as compared to the comparable period in
2005), and advertising (down approximately $100,000 for the six months ended June 30, 2006 as compared to the comparable period in 2005).

RESEARCH AND DEVELOPMENT

Our research and development ("R&D") expenses increased from $102,333 to $138,650 for the three months ended June 30, 2006, and from $208,492 to $299,911 for the three months ended June 30, 2006. These increased expenses for both the three and six month periods ended June 30, 2006 resulted primarily from increased costs for hardware design tools during these periods of 2006 due to an increase in the number of tools rented. Our hardware design tool costs increased by $27,000 in each of the first quarter and second quarter of 2006 as compared to the same periods in 2005. In addition, we were charged an amount of $17,000 in the second quarter of 2006 for outsourcing a hardware rework task in the existing product line. We did not incur this type of expense in the first or second quarter of 2005.

These increases in R&D expenses were partially offset by a decrease in expenses related to setting up a customer service agreement with IBM. During the three and six months ended June 30, 2005 we paid a charge of $35,000 and $70,000, respectively, for the availability of certain IBM services for our potential customers and did not incur a similar cost during the first or second quarter of 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased from $571,050 for the three months ended June 30, 2005 to $594,398 for the three months ended June 30, 2006 and from $1,031,806 for the six months ended June 30, 2005 to $1,189,721 for the six months ended June 30, 2006.. These increases of 4% and 15%, respectively, between the three and six month periods ended June 30, 2005 and June 30, 2006 resulted from the following expense categories:

o Bank service expenses charged in the second quarter of 2006 in connection with opening fees and due diligence charges for our April 2006 debt facility amounted to $37,000. We did not incur similar charges in the first quarter of 2006 or in the first or second quarters of 2005.

o During the three months and six months ending June 30, 2006 we incurred $20,060 and $62,250, respectively, in expenses in connection with fees paid to consultants developing sales opportunities in Europe, Asia and the United States. During the first and second quarter of 2005, we did not incur such expenses.

o Legal fees decreased from $144,180 for the three months ended June 30, 2005 to $99,901 for the three months ended June 30, 2006, and from $278,970 for the six months ended June 30, 2005 to $242,882 for the six months ended June 30, 2006. The major reason for these decreases is that legal fees related to financing activities were reduced significantly for the second quarter of 2006 as compared to the second quarters of 2005 as a result of decreased financing activities in the second quarter of 2006. In the first quarter of 2006 an increase in security related legal fees was offset by a decrease in litigation fees as compared to the same period of 2005.

o        Bad debt expenses charged in first quarter of 2006 amounted to $47,833.
         There were no similar charges in the second quarter of 2006 or the first and second quarters of 2005.

OTHER EXPENSE

         Other expense decreased from $100,134 for the three months ended June 30, 2005 to $35,723 for the three months ended June 30, 2006, and from $171,396 for the six months ended June 30, 2005 to $62,908 for the six months ended June 30, 2006. These decreases are due to a decrease in our costs associated with outstanding debt. Our outstanding debt decreased from approximately $4.2 million as of June 30, 2005 to approximately $1.9 million as of June 30, 2006. This decrease in outstanding debt resulted almost exclusively from the conversion of convertible bridge notes during the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants (set forth in our most recent annual report on Form 10-KSB), our consolidated financial statements and related notes beginning on page F-1 of this report, the cautionary statements included in the "Risk Factor" section elsewhere in this report and in our most recent annual report on Form 10-KSB, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

         For the years ended December 31, 2004 and 2005, we sustained net losses of $20,574,984 and $13,390,940, respectively. Since our inception, including the period ended June 30, 2006, we have realized negligible revenues and have financed our operations almost exclusively from cash raised through a series of equity and debt financings and not with cash generated from operations. As of June 30, 2006, we had a deficit in working capital of $861,916. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. We anticipate that the proceeds from our July 2006 senior convertible note financing (described under the caption "July 2006 Senior Convertible Note Financing" below) will be sufficient to support our operations through March 31, 2007. However, if we do not experience a significant increase in revenues by February 28, 2007, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

December 2003 - April 2004 Convertible Loans
--------------------------------------------

         During the period between December 2003 and April 2004, we obtained convertible loans totaling $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into shares of our common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If not previously voluntarily converted, the total amount of principal and accrued but unpaid interest there under shall automatically convert into shares of our common stock at a conversion rate of $3.50 per share on April 15, 2007.

April 2004 Financing
--------------------

         In April 2004, we closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of our common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on April 1, 2009 and had an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $1.41 per share as of August 11, 2006.

June 2004 Financing
-------------------

         In June 2004, we closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of our common stock, 972,223 Series C Warrants to purchase common stock and 972,223 Series D Warrants to purchase common stock. The Series C Warrants expire 60 days after the effective date of a registration statement covering the common stock, Series C Warrants and Series D Warrants issued in our June 2004 financing. A registration statement covering these securities was declared effective by the SEC as of June 16, 2006. The Series C Warrants were issued with an original exercise price of $3.00 per share. In August 2004, we amended the terms of the Series C Warrants to reduce the exercise price to $1.25 per share. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. In December 2005, we amended the terms of the Series D Warrants to reduce the exercise price to $0.50 per share.

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

April 2006 Loan Agreement
-------------------------

         On April 28, 2006, we, along with our wholly-owned subsidiary Raptor Networks Technology, Inc., a California corporation, entered into a senior loan agreement whereby we could borrow, upon the satisfaction of certain conditions, up to $1,100,000. The loan was structured as a non-amortizing revolving loan. The outstanding daily balance of the loan bore interest at a floating rate per annum equal to the greater of (i) prime rate plus 4% or (ii) 11.75%. The loan was secured by a first priority security interest in collateral consisting of substantially all of our and our subsidiary's assets, including accounts receivable, inventory, equipment, intellectual property, contract rights, cash and deposits. On July 31, 2006, we paid the entire outstanding balance of principal and accrued but unpaid interest in the amount of $705,316 and fees in the amount of $165,000, at which time our obligations under this loan agreement were satisfied in full.

July 2006 Senior Convertible Note Financing
-------------------------------------------

         On July 30, 2006, we entered into a Securities Purchase Agreement, and, on July 31, 2006, a series of related agreements, with certain institutional accredited investors in connection with a private placement transaction providing for, among other things, our issuance of Senior Convertible Notes for aggregate gross proceeds to us of $5 million and warrants to purchase up to 24,460,726 shares of our $0.001 par value per share common stock. The agreements include a Securities Purchase Agreement, Senior Convertible Notes, Series L Warrants and Series M Warrants to Purchase common stock (the Series L Warrants and the Series M Warrants are, collectively, the "July 2006 Warrants"), a Registration Rights Agreement, and various ancillary certificates, disclosure schedules and exhibits, each, except for the Securities Purchase Agreement, dated July 31, 2006. The following is a brief summary of each of those agreements. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements, each of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 31, 2006. You should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

     Securities Purchase Agreement
     -----------------------------

         The Securities Purchase Agreement provides for the purchase by the investors and the sale by us of Senior Convertible Notes in the aggregate principal amount of $5 million and Series L Warrants and Series M Warrants to purchase our common stock. The Securities Purchase Agreement contains representations and warranties made by us and by the investors which are typical for transactions of this type. The representations and warranties made by us in the Securities Purchase Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to the investors. As a result, the representations and warranties contained in the Securities Purchase Agreement should not be relied upon by others who have not reviewed those disclosure schedules and the documentation surrounding the transaction as a whole.

         The Securities Purchase Agreement contains commitments by us that we will not engage in certain activities which are typical for transactions of this type, as well as the following covenants:

         o We will use the estimated net proceeds approximately as follows:

                      Pay down of debt                         $ 1,200,000

                      Funding of operations                    $ 2,000,000

                      Capital expenditures                     $   500,000

                      Working capital                          $ 1,000,000

         o We will not, while the Senior Convertible Notes are outstanding, directly or indirectly redeem or pay any cash dividend or distribution on our common stock, without the consent of the holders of the Senior Convertible Notes.

         o We will not issue any additional Senior Convertible Notes or any form of convertible, exchangeable or exercisable securities with a price that varies or may vary with the market price of our common stock, and we will not conduct any securities offerings until:

                  o our stockholders approve an increase in our authorized level of common stock from 110,000,000 shares to at least 150,000,000 shares; and

                  o the Registration Statement (as defined below) is declared effective by the SEC.

         o We will not file any registration statements, other than the Registration Statement, with the SEC within 120 business days following the date the Registration Statement is declared effective by the SEC.

         o We will not conduct any other securities offerings or be party to any solicitations, negotiations or discussion regarding any other securities offering within 120 business days following the date the Registration Statement is declared effective by the SEC.

         o        We will offer to the investors, until the later to occur of
                  (i) July 31, 2008 or (ii) the date on which none of the Senior Convertible Notes are outstanding, the opportunity to participate in any of our subsequent securities offerings.

         o We will seek stockholder approval to increase our authorized level of common stock from 110,000,000 shares to at least 150,000,000 shares and if, despite our best efforts, stockholder approval is not obtained on or before April 30, 2007, we will continue to seek stockholder approval every six months thereafter until such stockholder approval is obtained; provided that if our board of directors does not recommend that our stockholders approve the increase in authorized common stock and stockholder approval is not obtained, we will seek stockholder approval every three months after that until the Senior Convertible Notes are no longer outstanding or until stockholder approval is obtained.

         o If our common stock is listed on a market other than the OTC Bulletin Board and the issuance of the shares underlying the Senior Convertible Notes and July 2006 Warrants would exceed the number of shares of our common stock we may issue under the rules and regulation of such other market, then we will seek stockholder approval as required by such other market to permit the listing of all of the shares underlying the Senior Convertible Notes and July 2006 Warrants within 75 days and if, despite our best efforts, stockholder approval is not obtained, continue to seek stockholder approval every six months thereafter until such stockholder approval is obtained or the Senior Convertible Notes are no longer outstanding.

         The Securities Purchase Agreement also obligates us to indemnify the investors and other holders of the securities issued to them for certain losses resulting from (1) any misrepresentation or breach of any representation or warranty made by us, (2) any breach of any of our obligations, and (3) certain claims by others.

         Senior Convertible Note
         -----------------------

         The Senior Convertible Notes have an aggregate principal amount of $5 million and are convertible into shares of our common stock at an initial conversion price of $0.43948 per share, subject to adjustment as described below (the "Conversion Price"). The Senior Convertible Notes mature two years from the closing date (the "Maturity Date"), subject to the right of the investors to extend the date for the payment of any installment of principal (as described below). The Senior Convertible Notes bear interest at the rate of 9.25% per annum, which rate may be adjusted to 7.0% per annum at the beginning of each quarter beginning with the quarter ended September 30, 2006 if certain conditions are satisfied. The interest rate is increased to 15% upon the occurrence of an event of default (as described below).

                  REPAYMENT OF PRINCIPAL

         The principal amount of the Senior Convertible Notes is to be repaid beginning on the earlier of (i) the first day of the month following the month the Registration Statement is declared effective by the Commission and (ii) November 30, 2006, and, thereafter, the first day of each calendar month. The amount of each payment shall be equal to the quotient of (a) the aggregate outstanding principal of the Senior Convertible Notes divided by (b) the number of months until the Maturity Date. Such principal payments shall be paid in shares of our common stock (subject to the satisfaction of certain conditions) or, at our option, in cash or a combination of cash and shares of common stock.

         When we use common stock to make a principal payment, we shall deliver shares to the investors the day after the principal payment due date in an amount equal to the principal payment amount divided by the lower of the Conversion Price or a 10.0% discount to the volume weighted average price of our common stock for the five days preceding the payment date; provided that the discount will be reduced to 7.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share ("First Calculation"). After 20 trading days has elapsed from the principal due date, the amount of principal paid in common stock will then be divided by the lower of the Conversion Price or a 10.0% discount to the volume weighted average price of our common stock for the 20 days after the principal payment date; provided that the discount will be reduced to 7.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share ("Second Calculation"). If the Second Calculation results in a larger number than the First Calculation, the investors shall be issued additional shares to cover the difference between the Second Calculation and the First Calculation. If the Second Calculation is less than the First Calculation, the outstanding principal amount of the Senior Convertible Note will be reduced.

         Subject to our right to require the investors to convert all or a portion of the Senior Convertible Notes, which is discussed below, the investor may, upon notice to us, elect to defer payments for a period of up to two years from the date such installment was originally due.

                  PAYMENT OF INTEREST

         Interest on the Senior Convertible Notes is payable quarterly and may, at our option, if certain conditions are satisfied, be paid by the issuance of common stock. Any shares of common stock used to pay interest will be valued at 90.0% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date; provided that the shares of common stock used to pay interest will be valued at 92.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share.

                  CONVERSION

         The Senior Convertible Notes are convertible at the option of the holders into shares of our common stock at an initial Conversion Price of $0.43948 per share, subject to adjustment for stock splits, combinations or similar events. The Conversion Price is also subject to a "full ratchet" anti-dilution adjustment which, in the event that we issue or are deemed to have issued certain securities at a price lower than the then applicable Conversion Price, immediately reduces the Conversion Price to equal the price at which we issue or are deemed to have issued our common stock.

         Subject to certain conditions, we may require the investors to convert up to 50%, subject to certain limitations, or 100%, of the Senior Convertible Notes after the SEC has declared effective the Registration Statement at any time when the shares of our common stock are trading at or above 150% of the initial Conversion Price in the case of a conversion of up to 50% of the Senior Convertible Notes or at or above 175% of the initial Conversion Price in the case of a conversion of up to 100% of the Senior Convertible Notes (a "Mandatory Conversion"). The Senior Convertible Notes contain certain limitations on optional and mandatory conversion. For example, they provide that no conversion may be made if, after giving effect to the conversion, the investor would own in excess of 4.99% of our outstanding shares of common stock. This percentage may, however, be increased, up to 9.99%, at the option of the investor, upon sixty days prior notice to us.

         The Senior Convertible Notes impose penalties on us for any failure to deliver any shares of common stock issuable upon conversion.

                  EVENTS OF DEFAULT

         The Senior Convertible Notes contain a variety of events of default which are typical for transactions of this type, as well as the following events:

         o The failure of the Registration Statement to be declared effective by the SEC within 60 days after the date required by the Registration Rights Agreement or the lapse or unavailability of the Registration Statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than allowable grace periods under the Registration Rights Agreement).

         o The suspension from trading or failure of our common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

         o The failure to issue shares upon conversion of a Senior Convertible Note for more than 10 business days after the relevant conversion date or a notice of our intention not to comply with a request for conversion.

         o The failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion in accordance with the terms of the Senior Convertible Notes.

         If there is an event of default, then the investors have the right to redeem all or any portion of the Senior Convertible Notes, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the lower of
(1) the closing sale price for our common stock on the date immediately preceding the event of default, (2) the closing sale price for our common stock on the date immediately after the event of default and (3) the closing sale price for our common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 130% of the number of shares into which the Senior Convertible Notes (including all principal, interest and late fees) may be converted.

                  FUNDAMENTAL TRANSACTIONS

         The Senior Convertible Notes prohibit us from entering into certain transactions involving a change of control, unless the successor entity is a public company and it assumes in writing all of our obligations under the Senior Convertible Notes and the other transaction documents.

         In the event of such a transaction, the investors have the right to force redemption of the Senior Convertible Notes, at the greater of (i) 150% of the sum of the principal and interest and late fees, and (ii) the product of (x) 130% of the sum of the amount of principal, interest and late fees to be redeemed and (y) the quotient determined by dividing (A) the closing sale price of our common stock after the announcement of a change of control by (B) the conversion price; provided, however, that if the change in control consideration exceeds 200% of the conversion price then in effect, then the 130% premium will be reduced to 120%.

                  CONVERSION AND REDEMPTION

         At any time on or after November 30, 2006, the investors may accelerate the partial payment of the Senior Convertible Notes by requiring that we convert, or at our option, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of our common stock over the prior 20 trading day period. When we use common stock to make the acceleration payment, we shall deliver shares to the investors an amount equal to the principal amount divided by the lower of the Conversion Price or a 10.0% discount to the volume weighted average price of our common stock for the five days preceding the payment date; provided that the discount will be reduced to 7.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share.

                  COVENANTS

         The Senior Convertible Notes contain a variety of obligations on our part not to engage in certain activities, which are typical for transactions of this type, as well as the following:

         o We will initially reserve out of our authorized and unissued common stock an aggregate of 34,078,554 shares for the conversion of the Senior Convertible Notes and exercise of the July 2006 Warrants; provided, however, that if and after our stockholders approve an increase in our authorized level of common stock from 110,000,000 shares to at least 150,000,000 shares, we will reserve a number of shares equal to 130% of the number of shares of common stock issuable upon conversion of the Senior Convertible Notes and exercise of the July 2006 Warrants.

         o We will not incur other indebtedness, except for certain permitted indebtedness.

         o We will not incur any liens, except for certain permitted liens.

         o We will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing.

         o We will not redeem, repurchase or pay any dividend or distribution on our capital stock without the consent of the investors holding a majority of the aggregate outstanding principal of the Senior Convertible Notes.

                  PARTICIPATION RIGHTS

         The holders of the Senior Convertible Notes are entitled to receive any dividends paid or distributions made to the holders of our common stock on an "as if converted" to common stock basis.

                  LIMITATIONS ON TRANSFER

         The Senior Convertible Notes may be sold, assigned or transferred by the investors without our consent but subject to certain customary limitations on transfer which are typical for transactions of this type.

                  PURCHASE RIGHTS

         If we issue options, convertible securities, warrants or similar securities to holders of our common stock, each of the holders of the Senior Convertible Notes shall have the right to acquire such securities as if it had converted its Senior Convertible Note.

         Series L and Series M Warrants
         ------------------------------

         The Series L Warrants are immediately exercisable and, in the aggregate, entitle the holders thereof to purchase up to 17,065,623 shares of our common stock. The Series M Warrants become exercisable only upon a Mandatory Conversion, if any, and, in the aggregate, entitle the holders thereof to purchase up to 7,395,103 shares of our common stock. Both the Series L Warrants and the Series M Warrants have an initial exercise price of $0.5054 per share and expire on July 31, 2011.

         Similar to the Senior Convertible Notes, the July 2006 Warrants require payments to be made by us for failure to deliver the shares of common stock issuable upon exercise. The July 2006 Warrants also contain similar limitations on exercise, including the limitation that the investors may not own in excess of 4.99% of our outstanding shares of common stock (subject to an increase, at the option of the investor, of up to 9.99%).

                  ANTI-DILUTION PROTECTION

         The exercise price of the July 2006 Warrants and the number of shares issuable upon exercise of the July 2006 Warrants are subject to adjustments for stock splits, combinations or similar events. In addition, the exercise price of the July 2006 Warrants is also subject to a "full ratchet" anti-dilution adjustment which, in the event that we issue or are deemed to have issued certain securities at a price lower than the then applicable exercise price, immediately reduces the exercise price of the July 2006 Warrants to equal the price at which we issue or are deemed to have issued our common stock.

                  FUNDAMENTAL TRANSACTIONS

         We may not enter into a transaction involving a change of control unless the successor entity assumes our obligations under the July 2006 Warrants and the successor entity is a publicly traded corporation whose common stock is quoted on or listed on one of the exchanges specified in the July 2006 Warrants. Upon the occurrence of a transaction involving a change of control, the holders of the July 2006 Warrants will have the right, among others, to have the July 2006 Warrants repurchased for a purchase price in cash equal to the Black Scholes value (as calculated pursuant to the July 2006 Warrants) of the then unexercised portion of the July 2006 Warrants.

                  PURCHASE RIGHTS

         If we issue options, convertible securities, warrants, stock, or similar securities to holders of our common stock, each of the holders of the July 2006 Warrants shall have the right to acquire the same as if it had exercised its July 2006 Warrants.

         Registration Rights Agreement
         -----------------------------

         The Registration Rights Agreement requires us to file a registration statement (the "Registration Statement") for the resale of a number of shares of common stock (i) prior to the 90th day after stockholder approval for the increase in our authorized common stock, equal to 34,078,554 shares and (ii) from and after the 90th day after stockholder approval for the increase in our authorized common stock, equal to 130% of the sum of (a) the number of shares of common stock issued and issuable pursuant to the July 2006 Warrants and (b) the number of shares of common stock issued and issuable upon conversion of the Senior Convertible Notes. The Registration Statement must be filed within 30 days of the closing date, must be declared effective by the SEC within 120 days (or 90 days if there is not a full review of the Registration Statement by the SEC), and must remain effective and available for use until earlier of the date the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to SEC Rule 144(k) and the date all of such securities have been sold pursuant to the Registration Statement. If we fail to meet the deadlines for the filing or the effectiveness of the Registration Statement or, subject to certain "grace periods" of up to 20 consecutive days (but no more than 60 days in any 365-day period), if the Registration Statement is unavailable after it becomes effective, we are required to pay liquidated damages of 2% of the outstanding principal amount of the Senior Convertible Notes on the date of such failure and on every 30th day thereafter until such failure is cured. The total penalties payable by us for our failure to meet these filing and effectiveness requirements are capped at 12.5%. The Registration Rights Agreement provides for customary indemnification for us and the investors.

         The foregoing raises during fiscal years ended December 31, 2004 and 2005 and during the first seven months of 2006 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products, generate a certain level of interest in the marketplace and support our continuing operations. We anticipate that the proceeds from our July 2006 Senior Convertible Note Financing described above will be sufficient to support our operations through March 31, 2007. However, if we do not experience a significant increase in revenues by February 28, 2007, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 31, 2006, we held our Annual Meeting of Shareholders. At the meeting, our shareholders elected as directors:

         o Thomas M. Wittenschlaeger (with 33,536,588 affirmative votes and 2,183,382 votes withheld);

         o Ken Bramlett (with 35,311,188 affirmative votes and 408,782 votes withheld);

         o Larry L. Enterline (with 35,311,188 affirmative votes and 408,782 votes withheld); and

         o Albert Wong (with 35,311,188 affirmative votes and 408,782 votes withheld).

Our shareholders also:

         o approved an amendment to our Articles of Incorporation increasing the authorized level of our common stock to 110,000,000 shares (with 33,289,228 affirmative votes, 188,841 against and 2,241,900 abstaining); and

         o ratified the appointment of Comiskey & Company, P.C., as our independent public accountants for the fiscal year ending December 31, 2006 (with 33,744,668 affirmative votes,
                  64,400 against and 1,910,901 abstaining).

ITEM 5.  OTHER INFORMATION.

            Effective as of August 8, 2006, the Compensation Committee of our Board of Directors approved a $70,000 cash bonus for our President and Chief Executive Officer, Thomas M. Wittenschlaeger, and a $30,000 cash bonus for our Chief Financial Officer and Secretary, Bob van Leyen. These bonuses were granted at the discretion of the Compensation Committee and were not made pursuant to an established bonus plan or arrangement.

            Also effective as of August 8, 2006, the Compensation Committee approved an increase to Mr. Wittenschlaeger's annual salary from $155,000 to $180,000, and an increase to Mr. van Leyen's annual salary from $125,000 to $150,000. Mr. Wittenschlaeger's and Mr. van Leyen's annual salaries had previously been decreased from $195,000 and $190,000, respectively, in November 2004 in an effort to reduce our expense run rates.

ITEM 6.  EXHIBITS.

         Exhibits

   EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------

     3.1 Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 5, 2006)
     10.1 Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
     10.2 Form of Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 31, 2006)
     10.3 Form of Series L Warrant dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on July 31, 2006)
     10.4 Form of Series M Warrant dated July 31, 2006(incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on July 31, 2006)
     10.5 Form of Registration Rights Agreement dated July 31, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on July 31, 2006)
     10.6 Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 4, 2006)
     10.7 First Amendment to Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 4, 2006)
     10.8 Payoff Agreement, dated July 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on July 31, 2006)
     31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RAPTOR NETWORKS TECHNOLOGY, INC.


Date:  August 11, 2006         By:  /s/ THOMAS M. WITTENSCHLAEGER
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  August 11, 2006         By:  /s/ BOB VAN LEYEN
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

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