Form 10QSB
period 2006-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2006-11-14
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

      As of November 7, 2006, there were 54,204,367 shares of the issuer's common stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format: Yes | | No |X|

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 2006
            (unaudited) and December 31, 2005 (audited)...................  F-1

         Consolidated Statements of Operations for the Three Months
            and Nine Months Ended September 30, 2006 (unaudited) and
            2005 (unaudited)..............................................  F-2

         Consolidated Statement of Cash Flows for the Nine Months Ended
            September 30, 2006 (unaudited) and 2005 (unaudited)...........  F-3

         Notes to Consolidated Financial Statements (unaudited)...........  F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation........    1

Item 3.  Controls and Procedures..........................................   23

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......   24

Item 3.  Defaults Upon Senior Securities..................................   24

Item 4.  Submission of Matters to a Vote of Security Holders..............   24

Item 5.  Other Information................................................   24

Item 6.  Exhibits.........................................................   24

Signatures................................................................   25

Exhibits Filed with this Report on Form 10-QSB............................   26


                                     RAPTOR NETWORKS TECHNOLOGY, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                            Unaudited         Audited
                                                                           September 30,    December 31,
                                                                               2006             2005
                                                                           ------------     ------------
                                                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $  2,345,117     $  1,442,130
   Accounts receivable                                                          112,432          178,640
   Inventory, net                                                             1,062,655        1,132,322
   Prepaid expenses                                                             141,955          199,246
   License fees                                                                 299,340          305,320
   Other current assets                                                          21,028           21,259
                                                                           ------------     ------------
      Total current assets                                                    3,982,527        3,278,917

PROPERTY AND EQUIPMENT, NET                                                     344,155          587,659

OTHER ASSETS
   Debt discount cost                                                         2,291,478               --
   Debt issue cost                                                              115,731           12,838
   Deposits                                                                     102,362          102,362
                                                                           ------------     ------------

TOTAL ASSETS                                                               $  6,836,253     $  3,981,776
                                                                           ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                        $    329,697     $    155,412
   Accrued liabilities                                                          125,313          144,239
   Short-term debt                                                               36,507               --
   Detachable warrants                                                        4,090,195               --
   Conversion option liability                                                2,982,102               --
   Senior convertible note payable                                              416,667               --
   Short-term convertible debt                                                1,214,290               --
   Accrued interest payable                                                     125,011           52,464
                                                                           ------------     ------------
      Total current liabilities                                               9,319,782          352,115

Long-term convertible debt                                                           --        1,214,290

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 5,000,000 shares authorized                        --               --
   Common stock, $.001 par; 110,000,000 and 75,000,000 shares
      authorized respectively; 54,204,367 shares issued and outstanding          54,204           54,204
   Additional paid-in capital                                                44,388,315       43,971,664
   Accumulated deficit                                                      (46,926,048)     (41,610,497)
                                                                           ------------     ------------
      Total stockholders' equity (deficit)                                   (2,483,529)       2,415,371
                                                                           ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $  6,836,253     $  3,981,776
                                                                           ============     ============

          The accompanying notes are an integral part of these consolidated financial statements


                                                   F-1







                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2006             2005             2006             2005
                                              ------------     ------------     ------------     ------------

REVENUE, NET                                  $    189,115     $     22,436     $    576,379     $    133,436
COST OF SALES                                       67,947           18,362          209,585           67,524
                                              ------------     ------------     ------------     ------------

GROSS PROFIT                                       121,168            4,074          366,794           65,912
                                              ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Consulting Fees                                   2,000               --           66,536               --
   Finder's Fees                                   465,000          381,300          465,000          846,020
   Cost of warrants granted                             --        1,054,881               --        2,949,210
   Salary expense and salary related costs         787,894          797,302        2,328,575        2,214,007
   Marketing expense                                17,906           10,153           85,853          238,589
   Research & Development                          112,492          102,197          412,403          267,669
   Selling, general and administrative             750,775          576,633        1,942,096        1,651,459
                                              ------------     ------------     ------------     ------------

    Total operating expenses                     2,136,067        2,922,466        5,300,463        8,166,954
                                              ------------     ------------     ------------     ------------

Loss from operations                            (2,014,899)      (2,918,392)      (4,933,669)      (8,101,042)
                                              ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
   Interest income                                      --               --               --               --
  Change in fair value of warrants and
   convertible debt                                427,497               --          427,497               --
  Cost associated with convertible debt           (255,732)      (2,652,000)        (255,732)      (2,652,000)
  Debt financing amortization - warrants          (369,251)              --         (369,251)              --
   Interest expense                               (124,298)         (64,655)        (184,396)        (235,888)
                                              ------------     ------------     ------------     ------------

Total other income (loss)                         (321,784)      (2,716,655)        (381,882)      (2,887,888)
                                              ------------     ------------     ------------     ------------

Loss before income taxes                        (2,336,683)      (5,635,047)      (5,315,551)     (10,988,930)
                                              ------------     ------------     ------------     ------------

Income tax benefit                                      --               --               --               --

NET LOSS                                      $ (2,336,683)    $ (5,635,047)    $ (5,315,551)    $(10,988,930)
                                              ============     ============     ============     ============

Basic and diluted net loss per share          $      (0.04)    $      (0.13)    $      (0.10)    $      (0.31)
                                              ============     ============     ============     ============

Basic and diluted weighted average number
  of shares outstanding                         54,204,367       41,972,726       54,204,367       35,858,421
                                              ============     ============     ============     ============

            The accompanying notes are an integral part of these consolidated financial statements


                                                      F-2







                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                   September 30,    September 30,
                                                                                       2006             2005
                                                                                   ------------     ------------
Cash flows from operating activities
     Net income (loss)                                                             $ (5,315,551)    $(10,988,930)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                   243,504          230,932
         Amortization                                                                   644,840            9,628
         Common stock issued for services                                                    --          158,100
         Change in fair value of warrants and conversion options                       (427,497)              --
         Interest expense related to debt conversion                                         --        2,652,000
         Common stock issued for premiums related to debt conversion                         --          166,088
         Stock Based Compensation Expense                                               293,901               --
         Warrants issued                                                                     --        2,949,210

     Changes in operating assets and liabilities
         Accounts receivable                                                             66,208               --
         Other current assets                                                               231          (17,801)
         Deposits                                                                            --            1,971
         Prepaid assets                                                                  93,798          124,115
         License Fees                                                                     5,980         (297,920)
         Inventories                                                                     69,667         (150,440)
         Accounts payable                                                               174,285          (60,105)
         Note payable                                                                        --          (60,830)
         Interest Payable                                                                72,547           (3,277)
         Other accrued liabilities                                                      (18,926)        (983,238)
         Deferred revenue                                                                    --          (44,000)
                                                                                   ------------     ------------
                      Net cash provided by (used) in operating activities            (4,097,013)      (6,314,497)

Cash flows from investing activities
     Purchase of property and equipment                                                      --         (105,415)
                                                                                   ------------     ------------
                      Net cash provided by (used in) investing activities                    --         (105,415)
                                                                                   ------------     ------------

Cash flows from financing activities
     Issuance of Common stock                                                                --        5,849,738
     Proceeds from issuance of convertible note payable                               5,000,000               --
     Repayment of short term debt                                                      (689,410)
     Proceeds from short tem debt                                                       689,410        1,960,000
                                                                                   ------------     ------------
                      Net cash provided by (used in) financing activities             5,000,000        7,809,738
                                                                                   ------------     ------------

Net increase (decrease) in cash and cash equivalents                                    902,987        1,389,826
Cash and cash equivalents at beginning of period                                      1,442,130           39,213
                                                                                   ------------     ------------

Cash and cash equivalents at end of period                                         $  2,345,117     $  1,429,039
                                                                                   ============     ============


              The accompanying notes are an integral part of these consolidated financial statements


                                                       F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the period ended September 30, 2006 are not necessarily indicative of the results of operations expected for the full year.

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

The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. The Company does not intend to grant any stock options under the 2005 Stock Plan until the plan has been registered under applicable federal and state securities laws. The Company is in the process of preparing a registration statement on Form S-8 with the Securities and Exchange Commission and comparable California state securities filings. As of September 30, 2006, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized.

The Company has historically and continues to utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to the expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not plan to pay any dividends in the future.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

2.    STOCK-BASED COMPENSATION (CONTINUED)

As of September 30, 2006, the total unrecognized share-based compensation cost related to unvested stock options was approximately $115,728. For the three-month period ended September 30, 2006 the Company recognized $59,181 in stock-based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.

Information with respect to stock option activity is as follows:

                                                               Weighted Average
                                                 Shares         Exercise Price
                                              ------------    ------------------
Outstanding at June 30, 2006                    1,501,500      $           1.00
  Granted                                         102,000      $           1.00
  Exercised                                             -                     -
  Forfeited or expired                                  -      $           1.00
                                              ------------    ------------------
Outstanding at September 30, 2006               1,603,500      $           1.00
                                              ============    ==================
Options exercisable at September 30, 2006         918,331

The fair value of each stock option grant for the first nine months of 2006 was estimated on the date of grant using the following assumptions:

     Dividend Yield.....................................         0.0%
     Risk-Free Interest Rate............................         6.0%
     Expected Life......................................   .75 - 3 years
     Expected Volatility................................     91% - 164%

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company stock option plans for the three month period ended September 30, 2005:

                                                         FOR THE THREE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                                  2005
Net Income (loss)
   As reported..........................................     $ (5,635,047)
                                                             =============
    Pro forma...........................................     $ (5,688,480)
                                                             =============

Basic net loss per share
   As reported..........................................       $ (0.13)
                                                               ========
   Pro forma............................................       $ (0.13)
                                                               ========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

3.    WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                               Weighted Average
                                                 Shares         Exercise Price
                                              ------------    ------------------
  Outstanding at June 30, 2006                 16,255,087      $           1.10
    Granted                                    17,520,707                  0.51
    Cancelled/Forfeited                          (972,223)                 1.25
    Exercised                                           -                     -
                                              ------------    ------------------
  Outstanding at September 30, 2006            32,803,571      $           1.23
                                              ============    ==================

The following table summarizes warrants outstanding at September 30, 2006:

    Range        Number      Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
    -----        ------      --------------    ---------------    -----------
  $.40-3.50    32,803,571         2.16              $1.23          32,803,571

Warrants granted consists of Series L Warrants to purchase 17,065,623 shares of the Company's common stock and warrants to purchase 455,084 shares of the Company's common stock granted as partial consideration for placement agent services rendered in connection with the Company's July 2006 private placement (see Note 5 below for further details).

In addition, during the third quarter of 2006 all of the Company's outstanding Series C Warrants to purchase an aggregate of 972,223 shares of the Company's common stock expired.

4.    SHORT-TERM DEBT

On April 14, 2006, the Company entered into an agreement with our insurance provider for the purpose of financing its 2006-2007 Director's and Officer's and Workers' Compensation insurance policies in the original amount of $71,581. This $71,581 is payable in ten monthly installments of $7,473 and bears interest at the annual rate of 9.5%. At September 30, 2006, the outstanding balance due on this financing agreement was $36,507.

Interest expense for this loan amounted to $1,204 for the third quarter of 2006.

On April 28, 2006, the Company entered into a senior loan and security agreement with Bridge Bank National Association and Agility Capital, LLC. The agreement was amended by a First Amendment to Loan and Security Agreement, which was also entered into on April 28, 2006, that among other things added the Company's wholly-owned subsidiary, Raptor Networks Technology, Inc, a California Corporation (the "Subsidiary"), as an additional borrower. Effective as of July 27, 2006, the Company, its subsidiary and the lenders entered into a payoff agreement setting forth the terms by which the obligations of the Company and its subsidiary under the Loan Agreement could be paid in full. On July 31, 2006 the Company paid the lenders an aggregate amount of $870,316 (consisting of principle, accrued and unpaid interest and a success fee) in accordance with the terms of the payoff agreement, at which time the Company's and its subsidiary's obligations under the loan agreement were satisfied in full and all security interests held by the lenders were released.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

5.    SENIOR CONVERTIBLE NOTE FINANCING

On July 31, 2006, the Company completed a private placement of senior convertible notes and warrants to purchase common stock to certain institutional investors for gross proceeds of $5,000,000. The Company will make monthly installment payments on the convertible notes beginning on the earlier of (i) the first day of the calendar month following the month that the registration statement required to be filed by the Company covering certain shares underlying the convertible notes and warrants is declared effective by the Securities and Exchange Commission ("SEC") or (ii) December 1, 2006. The convertible notes have a maturity date of July 31, 2008. The notes bear interest at a rate of 9.25% per annum, which rate may be adjusted to 7% per annum if certain conditions are satisfied.

Subject to the satisfaction of certain conditions, including without limitation the above referenced registration statement being declared and remaining effective for certain extended periods of time, the Company may elect to make monthly installment payments in cash or in shares of the Company's common stock at a discount to the then current price of the Company's common stock. If such conditions are not satisfied, the Company will be required to pay such installment payments in cash. The notes have an initial conversion price of
0.43948 per share, which is subject to adjustment based on various factors, some of which are beyond the Company's control. Since the actual conversion price that would apply to future installment payments made in shares of the Company's common stock or other conversion events under the convertible notes cannot be predicted at this time, the actual number of shares of the Company's common stock that will be required if installment payments are made in shares, or should some other conversion events occur, cannot be predicted at this time.

The Company also issued as part of the convertible note private placement Series L Warrants and Series M Warrants to investors in the notes. The Series L Warrants are immediately exercisable and enable the holders thereof to purchase an aggregate of up to 17,065,623 shares of the Company's common stock. The Series M Warrants become exercisable only upon a mandatory conversion of the notes by the Company, if any, and entitle the holders thereof to purchase an aggregate of up to 7,395,103 shares of the Company's common stock. Both the Series L Warrants and Series M Warrants have an initial exercise price of $0.5054 per share and expire on July 31, 2011.

Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying the convertible notes, Series L Warrants and Series M Warrants. Should the Company be unable to have the registration statement declared effective by October 29, 2006 in case of a limited review by the SEC or by November 28, 2006 in case of a full review by the SEC, or maintain effectiveness of the required registration statement, or to modify its registration obligations, then it may be required to pay liquidated damages. These liquidated damages are calculated as an amount equal to 2% of the outstanding principal amount of the senior convertible notes on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by the Company for its failure to meet the filing and effectiveness requirements are capped at 12.5% of the original principal amount of the convertible notes. Failure to meet the registration requirements for certain required periods will also result in an event of default under the convertible notes.

The terms of the convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible notes do not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The amount of this conversion liability on September 30, 2006 after being marked to market is $2,982,102. The resulting debt discount cost will be amortized over the life of the convertible feature and results in $255,732 charged to other expenses during the three-month period ended September 30, 2006.

With respect to the Series L Warrants and the Series M Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L Warrants and the Series M Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L Warrants and Series M Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed the Series L Warrants and Series M Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company's balance sheet. The Series L Warrants were measured at fair value using the Black-Scholes option pricing model. The amount of this warrant liability on September 30, 2006 after being marked to market is $4,090,195. The resulting debt discount cost will be amortized over the life of the note and results in $369,251 charged to other expenses during the three-month period ended September 30, 2006.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

5.    SENIOR CONVERTIBLE NOTE FINANCING (CONTINUED)

Since conversion of the Series M Warrants is contingent on a mandatory conversion of the notes by the Company, as described above, the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series M Warrants measured at fair value on July 31, 2006 and using the Black-Scholes option pricing model amounted to $1,920,105.

The Company accounts for the warrants and conversion features using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The warrants and conversion features are valued using the Black-Scholes model. The closing price of the Company's common stock and the applicable volatility rates are the key assumptions used in the valuation calculation. The result was a gain of $427,497 recorded to earnings for the three-month period ended September 30, 2006.

In connection with the $5,000,000 private placement, the Company issued to the placement agent warrants, with a term of five-years, to purchase 455,084 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at September 30, 2006 was $112,522. For the three-month period ended September 30, 2006 the Company charged an amount of $10,230 to interest expense.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19, that are issued with a corresponding right to have these securities registered pursuant to a registration rights agreement that includes a liquidated damages clause. Alternative accounting treatments of registration rights are discussed in EITF Issue No. 05-4.

One alternative treatment discussed in EITF Issue No. 05-4 could require the warrants, the convertible debt and the registration rights agreement to be treated as a single financial instrument. If the EITF implements this approach, the convertible debt and the warrants the Company has issued would need to be recorded as a liability at fair value and changes in the fair value of the liability would need to be recorded in the statement of operations each period. Implementation of this approach may have a material non-cash impact to our financial statements.

Since no consensus on EITF Issue No. 05-4 has been reached, we have adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. Accordingly, we have given only prospective application to this guidance. Further impact on our consolidated financial statements of adopting the standard, if any, will follow the transition guidance when released.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION.

      This report contains forward-looking statements, including statements concerning future conditions in the network switching industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" or variations of those terms and other similar expressions, including their use in the negative. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

  o   adverse economic conditions,
  o   entry of new and stronger competitors,
  o   our inability to raise additional capital,
  o   unexpected costs and operating deficits,
  o   lower sales and revenues than forecast,
  o failure to establish relationships with and capitalize upon access to new customers,
  o   litigation and administrative proceedings involving us or our products,
  o   adverse publicity and news coverage,
  o   inability to carry out our marketing and sales plans,
  o   changes in interest rates and inflationary factors, and
  o other specific risks that may be referred to in this report or in other reports that we have issued.

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

      During the first quarter of 2006, we received repeat orders for our ER-1010 1Gb/GbE and 10Gb/GbE network switch from two customers that operate in the healthcare services and education industries. We believe these repeat orders both illustrate acceptance of our product's performance by these customers and confirm that our products may be well suited for certain segments of the healthcare services and education industries. In addition, we sold three ER-1010 units to a customer in the Internet media industry, which represents a market segment that we had not previously recognized sales. We believe that this entry into the Internet media industry may allow us to leverage this new presence into future sales in that industry. We also made progress in presenting our products to large system integrators and government representatives. During the second quarter of 2006, we sold two ER-1010 units and four OR-1048 units to a contract manufacturer and three ER-1010 units for use in a laboratory of a Fortune 100 conglomerate. Additionally, we sold four ER-1010 units to two large integrators. In the third quarter of 2006, we continued our ongoing discussions with large systems integrators and engaged in new discussions with an additional number of systems integrators on the possibility of being included in the bids these integrators are preparing for their end users in the government sector. We believe that we made good progress in these discussions and expect to finalize certain test procedures in the fourth quarter of 2006 that may position our products well for sales through these systems integrators. During the third quarter of 2006, we also sold four ER-1010 units to one large integrator, three ER-1010 units to a company providing IPTV related services (triple play of voice, data and video), two ER-1010 units to a company in the banking industry and four OR-1048 units as "demo equipment" to a re-seller.

      With respect to research and development, during the first quarter of 2006 we continued intensive testing of our products internally, as well as jointly with potential customers. We were able to get our new OR-1048 edge switch prepared for commercial availability and completed the design of our ER-1808 10Gb/GbE network switch. The OR-1048 is a 48-port 1GbE edge switch with two 10GbE or four 1GbE uplinks, which offers standard features such as comprehensive management functions and Web management. With respect to the development of the ER-1808, which was previously planned to be introduced to the market in 2006, it was decided to delay product release and to consider an enhanced version of the ER-1808 for release in mid to late 2007. During the second quarter of 2006, we dedicated significant efforts towards our intensive testing of various applications. We believe these tests will allow us to better position our products in various vertical markets. Our research and development team also conducted evolutionary modifications to our products during the second quarter of 2006 to enhance future marketability. During the third quarter of 2006, our research and development team spent time on software and hardware enhancements to the ER-1010 such as enhanced security and adapting our products for original equipment manufacturer type of sales (including mechanical adaptations, re-packaging and design of a customized graphical user interface). Also during the third quarter of 2006, substantial time was dedicated to preparing the ER-1010 for testing by government test agencies.

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

GOING CONCERN QUALIFICATION

      We have a limited operating history with minimal sales and have sustained operating losses of $46,926,048 through September 30, 2006 and $41,610,497 at December 31, 2005. At September 30, 2006, we had a deficit in working capital of $5,337,255. Since our inception, including the period ended September 30, 2006, we have financed our operations almost exclusively from cash raised through a series of equity and debt financings and not with cash generated from operations. These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2005, 2004 and 2003.

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

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, AND OUR LEVEL OF INDEBTEDNESS MAY INCREASE.

      As of September 30, 2006, the principal amount of our total indebtedness was $6,214,290. Our level of indebtedness affects our operations in several ways, including the following:

  o A significant portion of our cash flow may be required to service our indebtedness;

  o A high level of debt increases our vulnerability to general adverse economic and industry conditions;

  o The covenants contained in the agreements governing our outstanding indebtedness significantly limit our ability to borrow additional funds, dispose of assets, pay dividends, sell common stock or other securities and make certain investments;

  o Our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy or in our industry;

  o A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and

  o A default under our debt covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

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

      We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of November 7, 2006, we had outstanding 54,204,367 shares of common stock, of which approximately 33,142,993 shares were restricted under the Securities Act of 1933, as amended (the "Securities Act"). As of November 7, 2006, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 52,850,758 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

THE CONVERSION OF CONVERTIBLE SECURITIES AND THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK COULD SUBSTANTIALLY DILUTE AN INVESTMENT IN OUR COMMON STOCK, IMPEDE OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND CAUSE US TO INCUR ADDITIONAL EXPENSES.

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

THE VOTING POWER AND VALUE OF AN INVESTMENT IN OUR COMMON STOCK COULD DECLINE IF OUR SENIOR CONVERTIBLE NOTES AND WARRANTS ARE CONVERTED AT A REDUCED PRICE DUE TO OUR ISSUANCE OF LOWER-PRICED SHARES OR MARKET DECLINES WHICH TRIGGER RIGHTS OF THE HOLDERS OF OUR CONVERTIBLE NOTES AND WARRANTS TO RECEIVE ADDITIONAL SHARES OF OUR STOCK.

      As part of our July 2006 senior convertible note financing, we issued a significant additional amount of convertible notes and warrants, the exercise or conversion of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of an investment in our common stock. The initial conversion price of our senior convertible notes is subject to market-price protection that will cause the conversion price of our senior convertible notes to be reduced in the event of a downward fluctuation in the market price of our common stock. In addition, the initial conversion price of our senior convertible notes and the initial exercise price of a majority of our warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our senior convertible notes or exercise price of our warrants. Consequently, the voting power and value of an investment in our common stock in each such event would decline if our senior convertible notes or warrants are converted or exercised for shares of our common stock at the new lower price as a result of such declining market-price or sales by us of our securities at a price below the conversion price of the notes and/or the exercise price of the warrants.

      The market-price protection feature of our senior convertible notes could also allow those notes to become convertible into a greatly increased number of additional shares of our common stock, particularly if a holder of our senior convertible notes sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market. If a holder of our senior convertible notes sequentially converts portions of the notes into shares of our common stock at alternate conversion prices and resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Consequently, if a holder of our senior convertible notes repeatedly converts portions of the notes at alternate conversion prices and then resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit a holder of our senior convertible notes at the expense of other existing or potential holders of our common stock, potentially creating a divergence of interests between a holder of our senior convertible notes and investors who purchase the shares of common stock resold by a holder of the notes following conversion of the notes.

THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK COULD SUBSTANTIALLY DECLINE IF OUR CONVERTIBLE NOTES, WARRANTS OR OPTIONS ARE CONVERTED INTO SHARES OF OUR COMMON STOCK AND RESOLD INTO THE MARKET, OR IF A PERCEPTION EXISTS THAT A SUBSTANTIAL NUMBER OF SHARES WILL BE ISSUED UPON CONVERSION OR EXERCISE OF OUR CONVERTIBLE NOTES, WARRANTS OR OPTIONS AND THEN RESOLD INTO THE MARKET.

      If the conversion prices at which the balances of our convertible notes, warrants and options are converted are lower than the price at which a person makes an investment in our common stock, immediate dilution of the value of the investment in our common stock will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of our convertible notes, warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock, which would mean that certain convertible notes and warrants would be convertible into an increased number of shares of our common stock in cases where, as described elsewhere in these risk factors, the conversion price is based upon a discount from the market price of our common stock. Investors in our common stock could, therefore, experience a substantial decline in the value of their investment as a result of both the actual and potential conversion of our outstanding convertible notes, warrants or options.

CONVERSIONS OF OUR SENIOR CONVERTIBLE NOTES AT DRAMATICALLY REDUCED CONVERSION PRICES COULD RESULT IN A CHANGE OF CONTROL OF OUR COMPANY.

      A change of control of our company could occur if, as discussed elsewhere in these risk factors, conversions of our senior convertible notes occur at dramatically reduced conversion prices, such as if a holder of the notes sequentially converts portions of the notes at alternate conversion prices into shares of our common stock and resells those shares into the market. If a change of control occurs, then the stockholders who historically have controlled our company would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our Board of Directors, and mergers and other business combinations involving our Company. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our Board of Directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

IF WE ARE UNSUCCESSFUL IN MAINTAINING COMPLIANCE WITH OR MODIFYING OUR REGISTRATION OBLIGATIONS WITH REGARD TO OUR SENIOR CONVERTIBLE NOTES AND RELATED WARRANTS, WE MAY INCUR SUBSTANTIAL MONETARY PENALTIES.

      The agreements we entered into in connection with our July 2006 senior convertible note financing require us to, among other things, register for resale the shares of common stock issued or issuable under our senior convertible notes and the warrants issued by us in connection with those notes, and maintain the effectiveness of the registration statement for an extended period of time. Due to circumstances outside of our control, it is possible that the registration statement may only cover a portion of the shares we are required to register. If we are unable to timely have the registration statement declared effective by the Securities and Exchange Commission ("SEC"), or maintain effectiveness of the required registration statement, or to modify our registration obligations, then we may be required to pay liquidated damages in the amount of 2% of the outstanding principal amount of the senior convertible notes on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by us for our failure to meet our filing and effectiveness requirements are capped at 12.5% of the original principal amount of the senior convertible notes. The payment of liquidated damages would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows. In addition, failure to meet our registration requirements for certain required periods will result in an event of default under the senior convertible notes.

THE VOTING POWER OF AN INVESTMENT IN OUR COMMON STOCK AND OUR EARNINGS PER SHARE WOULD BE SUBSTANTIALLY DILUTED IF ALL OR A SIGNIFICANT PORTION OF OUR CONVERTIBLE NOTES, WARRANTS OR OPTIONS WERE CONVERTED INTO SHARES OF OUR COMMON STOCK.

      If the aggregate number of shares of common stock underlying our convertible notes, warrants or options had been issued and outstanding as of this date, substantial dilution of the voting power of an investment in our common stock and of our earnings per share would occur.

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

      We review our long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. We are required to exercise a considerable amount of judgment when estimating discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for either of the years ended December 31, 2004 or 2005 or the period ended September 30, 2006.

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

      On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No.123R"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis. Our Consolidated Statement of Operations as of and for the period ended September 30, 2006 on page F-2 of this report reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the period ended September 30, 2006 equaled $59,181. As of September 30, 2006, there was $115,728 of total unrecognized compensation cost related to all of our outstanding non-vested share-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional share-based compensation expense for any new share-based payment awards granted after September 30, 2006 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of share-based payment awards granted by us in the future.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2006 and 2005. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      UNAUDITED                             UNAUDITED
                                           SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                               2006              2005                2006              2005
                                          --------------    --------------      --------------    --------------
Net Sales                                 $     189,115     $      22,436       $     576,379     $     133,436
Cost of Sales                                    67,947            18,362             209,585            67,524
                                          --------------    --------------      --------------    --------------

Gross Profit                                    121,168             4,074             366,794            65,912

Operating expenses
   Consulting Fees                                2,000                 -              66,536                 -
   Finder's Fees                                465,000           381,300             465,000           846,020
   Cost of warrants granted                           -         1,054,881                   -         2,949,210
   Salary and salary related costs              787,894           797,302           2,328,575         2,214,007
   Marketing expense                             17,906            10,153              85,853           238,589
   Research and Development                     112,492           102,197             412,403           267,669
   Selling, general and administrative          750,775           576,633           1,942,096         1,651,459
                                          --------------    --------------      --------------    --------------

Total operating expenses                      2,136,067         2,922,466           5,300,463         8,166,954

  Net Other Income (loss)                      (321,784)       (2,716,655)           (381,882)       (2,887,888)

Loss before Income tax provision
  Income tax provision                                -                 -                   -                 -
                                          --------------    --------------      --------------    --------------
Net loss                                  $  (2,336,683)    $  (5,635,047)      $  (5,315,551)    $ (10,988,930)
                                          ==============    ==============      ==============    ==============

NET SALES

      During the three months ended September 30, 2006, we generated $189,115 in revenues compared to $22,436 for the comparable period of 2005. During the nine months period ending September 30, 2006, we achieved a revenue level of $576,379, which exceeded the $133,436 of revenues realized during the same period of 2005. The third quarter of 2006 revenues included sales to a regional bank and to a company providing triple play services (triple play of voice, data and video). We believe that we may be able to leverage these sales into future opportunities with other companies in the same vertical markets. During the first and second quarter of 2006, we were able to sign strategic partnership agreements with three large system integrators and in third quarter of 2006 we started discussing opportunities for including our product in product offerings from these system integrators to their end users. We also engaged in discussions with a number of new systems integrators in the third quarter of 2006. We consider these agreements an important step toward our ability to increase sales in the future. During the second quarter of 2006, we began selling a new product, the OR-1048, an edge switch that offers competitive performance and attractive pricing compared to similar switches currently on the market. We shipped fourteen OR-1048 systems in the second quarter and four OR-1048 in the third quarter of 2006.

OPERATING EXPENSES

Total operating expenses decreased from $2,922,466 in the third quarter of 2005 to $2,136,067 in the third quarter of 2006 and from $8,166,954 for the nine months ended September 30, 2005 to $5,300,463 for the nine months ended September 30, 2006. This decrease is mainly due to expenses related to capital fund raising activities in the first, second and third quarter of 2005 that did not occur in the same periods of 2006. In the third quarter of 2006, we issued convertible notes in the original principal amount of $5,000,000 and warrants to purchase common stock to investors in our July 2006 private placement. Because conversion of the notes and exercise of the warrants into equity of the Company cannot be guaranteed, FASB accounting rules require a "liability" treatment and the expenses related to this type of financing will therefore be captured under "Other Income" and not under "Operating Expenses." In the three months and nine months ended September 30, 2005, we incurred a cost of $1,054,881 and $2,949,210, respectively, for the issuance of warrants in conjunction with our private placement activities during those periods. In the third quarter of 2006, we incurred no expenses for the issuance of warrants because, as described above, the warrants issued in our July 31, 2006 financing are treated as a liability and therefore the expenses related to the warrants are included under "Other Income" and not under "Operating Expenses". As such, we did not incur any costs for the issuance of warrants during the first nine months of 2006. If the cost of warrant expenses incurred in 2005 are excluded from the calculations above, our total operating expenses for the three months and nine months ended September 30, 2005 would be $1,867,585 and $5,217,744, respectively, and for the three and nine months ended September 30, 2006 would remain at $2,136,067 and $5,300,463, representing an increase in our expenses during both periods of 2006 as compared to 2005.

The following descriptions detail our total operating expenses by expense category.

CONSULTING FEES

Consulting fees equaled $2,000 for the three months ended September 30, 2006 and $66,536 for the nine months ended September 30, 2006. These expenses consist entirely of fees paid in connection with treasury and related services provided by our investment bankers. We did not incur similar costs during the three or nine month periods ended September 30, 2005.

FINDER'S FEES

Finder's fees increased from $381,300 for the three months ended September 30, 2005 to $465,000 for the three months ended September 30, 2006 and decreased from $846,020 for the nine months ended September 30, 2005 to $465,000 for the nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, our finder's fee expenses consisted of placement agent fees paid in cash in connection with private placements we engaged in to raise capital to support our ongoing operations. During the three and nine months ended September 30, 2006, our finder's fee expenses consisted of placement agent fees paid in cash in connection with our July 2006 private placement. The variation in placement agent related expenses between these periods results from differences in both the amount of gross proceeds raised through private placements during the period and the percentage of such proceeds that were paid as fees pursuant to our agreements with the placement agents. During the three and nine months ended September 30, 2005, we raised gross proceeds of approximately $3,177,500 and $6,668,500, respectively, through private placements, and during the three and nine months ended September 30, 2006, we raised gross proceeds of $5,100,000 and $5,689,410, respectively, through private placements and debt financing.

COST OF WARRANTS GRANTED

As discussed above under the general heading "Operating Expenses," we incurred a cost of $1,054,881 and $2,949,210 for the issuance of warrants in the three months and nine months ended September 30, 2005, respectively, in conjunction with our private placement activities during those periods. In the three months and nine months ended September 30, 2006, we issued warrants to investors in our July 2006 private placement. As discussed above, these warrants will be valued as a liability because their conversion into equity of the Company cannot be guaranteed and therefore the cost of warrants granted under "Operating Expenses" is zero for the three and nine months ended September 30, 2006.

SALARY EXPENSES

Included in salary expenses for the three months and nine months ended September 30, 2006 is a charge of $59,181 and $293,901, respectively, in connection with the impact of the implementation of SFAS- 123R. This accounting rule requires us, beginning January 1, 2006, to calculate and recognize charges relating to the issuance of stock options. During 2005, we followed the rules prescribed in APB25, which did not require us to charge the profit and loss account for stock option related expenses.

Salary and salary related expenses decreased from $797,302 to $787,894 for the three months ended September 30, 2005 and 2006, respectively, and increased from $2,214,007 to $2,328,575 for the nine months ended September 30, 2005 and 2006, respectively. If the SFAS 123R related expenses discussed above were excluded from these calculations, salary and salary related expenses for the three months ended September 30, 2006 would have amounted to $728,713 (representing a 9% decrease in salary expenses from the comparable period in 2005) and for the nine months ended September 30, 2006 would have amounted to $2,034,674 (representing a 8% decrease in salary expenses from the comparable period in 2005). The primary reason for this decrease in salary expenses when the impact of SFAS 123R is disregarded is that we have operated with a reduced number of employees during the first three quarters of 2006 as compared to the same periods in 2005. The decreased salary expenses resulting from our reduced number of employees was partially offset by the payment of management incentive bonuses in the aggregate amount of $100,000 in the third quarter of 2006.

Our salary expenses for the first nine months of both 2006 and 2005 reflect a reduction in the annual salary levels for management-level employees that was implemented in November 2004 to reduce expense run rates. If we begin to achieve our revenue goals, our salary expenses for these periods of 2006 and 2005 may not be indicative of our future salary expenses due to the fact that we intend to begin restoring annual salary levels for management-level employees to what we believe to be more competitive levels upon our achieving such revenue goals.

MARKETING EXPENSES

Marketing expenses increased from $10,153 to $17,906 comparing the three months ended September 30, 2005 to the same period of 2006, and decreased from $238,589 to $85,853 comparing the nine months ended September 30, 2005 to the same period of 2006. The increase in the three month comparison is primarily due to the fact that during the three months ended September 30, 2005 we incurred $5,000 in advertising and exhibition expenses while during the same period of 2006 $13,000 was expended towards direct marketing advertising campaigns. The decrease in marketing expenses for the nine month period ended September 30, 2006 as compared to the same period in 2005 is mainly due to the fact that in the first nine months of 2005 the Company spent an amount of $25,000 on promotional materials, $25,000 on demo related services and $90,000 on advertising; the Company did not incur these type of expenses in the same period of 2006.

RESEARCH AND DEVELOPMENT

Our research and development ("R&D") expenses increased from $102,197 for the three months ended September 30, 2005 compared to $112,492 for the three months ended September 30, 2006, and from $267,669 for the nine months ended September 30, 2005 compared to $412,403 for the nine months ended September 30, 2006. These increased expenses for both the three and nine month periods ended September 30, 2006 resulted primarily from increased costs for hardware design tools during these periods of 2006 due to an increase in the number of tools rented. Our hardware design tool costs increased by $27,000 in each of the first three quarters of 2006 as compared to the same periods in 2005. In addition, we were charged an amount of $20,000 in the third quarter of 2006 for outsourcing a project related to the enhancement of the security features of our Raptorware(R) embedded application. We did not incur this type of expense during the first three quarters of 2005.

These increases in R&D expenses were partially offset by a decrease in expenses related to setting up a customer service agreement with IBM in 2005. During the three and nine months ended September 30, 2005, we paid a charge of $23,000 and $93,000, respectively, for the availability of certain IBM services for our potential customers and did not incur a similar cost during the same periods of 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased from $576,633 for the three months ended September 30, 2005 to $750,775 for the three months ended September 30, 2006 and from $1,651,459 for the nine months ended September 30, 2005 to $1,942,096 for the nine months ended September 30, 2006. These increases of 30% and 18%, respectively, between the three and nine month periods ended September 30, 2005 and September 30, 2006 resulted from the following expense categories:

  o Bank service expenses charged in the second quarter of 2006 in connection with opening fees and due diligence charges for our April 2006 debt facility amounted to $37,000. We did not incur similar charges in the first or third quarter of 2006 or in the first, second or third quarter of 2005.

  o During the three months and nine months ending September 30, 2006, we incurred $40,536 and $102,786, respectively, in expenses in connection with fees paid to consultants developing sales opportunities in Europe, Asia and the United States. During the first nine months of 2005, we did not incur such expenses.

  o Legal fees increased from $91,539 for the three months ended September 30, 2005 to $243,961 for the three months ended September 30, 2006, and from $370,509 for the nine months ended September 30, 2005 to $486,743 for the nine months ended September 30, 2006. The primary reason for these increases is that we agreed to pay the legal fees of investors and related third parties in connection with our financing activities in the third quarter of 2006. These third party legal fees equaled $111,508 for the three months ended September 30, 2006 and we did not incur any similar third party legal expenses during the same period of 2005. In addition, fees to our legal counsel relating primarily to our third quarter 2006 financing activities and the preparation and filing of a registration statement with the SEC resulted in legal fees to our legal counsel in the amount of $148,142 for the three months ended September 30, 2006, which represents an approximately $65,000 increase from the same three month period in 2005.

  o Bad debt expenses charged in first quarter of 2006 amounted to $47,833. There were no similar charges in the second or third quarter of 2006 or the first, second or third quarter of 2005.

OTHER EXPENSE

      Other expense decreased from $2,716,655 for the three months ended September 30, 2005 to $321,784 for the three months ended September 30, 2006, and from $2,887,888 for the nine months ended September 30, 2005 to $381,882 for the nine months ended September 30, 2006. During the three months and nine months ended September 30, 2005, we incurred a charge of $2,652,000 in connection with the conversion of notes into the Company's common stock during the third quarter of 2005. During the three months ended September 2006, we issued three convertible notes in the aggregate original principal amount of $5,000,000 to three investors. As discussed above, because the amount of shares issuable upon conversion of the notes and exercise of the warrants cannot be guaranteed, the value of these convertible notes and warrants are recorded as a liability and will be amortized over the lifetime of the note. The amortization in this respect for both the three months and nine months ended September 30, 2006 amounts to $369,251 for the warrant related valuation and $255,732 for the conversion feature related valuation. In addition, a gain in the amount of $427,497 was recognized during the three months ended September 30, 2006 in connection with the re-measurement of the conversion feature and the warrant feature. This gain was included in other income under the line "Change in fair value of warrants and convertible debt."

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

      For the years ended December 31, 2004 and 2005, we sustained net losses of $20,574,984 and $13,390,940, respectively. Since our inception, including the period ended September 30, 2006, we have realized negligible revenues and have financed our operations almost exclusively from cash raised through a series of equity and debt financings and not with cash generated from operations. As of September 30, 2006, we had a deficit in working capital of $5,337,255. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. We anticipate that the proceeds from our July 2006 senior convertible note financing (described under the caption "July 2006 Senior Convertible Note Financing" below) will be sufficient to support our operations through March 31, 2007. However, if we do not experience a significant increase in revenues by February 28, 2007, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

APRIL 2004 FINANCING

      In April 2004, we closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of our common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on April 1, 2009 and had an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $1.41 per share as of November 7, 2006.

JUNE 2004 FINANCING

      In June 2004, we closed an equity based financing for gross proceeds of $1,750,000. The financing involved the purchase of 972,223 shares of our common stock, 972,223 Series C Warrants to purchase common stock and 972,223 Series D Warrants to purchase common stock. The Series C Warrants were issued with an original exercise price of $3.00 per share. In August 2004, we amended the terms of the Series C Warrants to reduce the exercise price to $1.25 per share. The Series C Warrants subsequently expired on August 15, 2006 and no such warrants were exercised prior to their expiration. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. In December 2005, we amended the terms of the Series D Warrants to reduce the exercise price to $0.50 per share.

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

      In addition, the 10% Note holders were issued 1,416,000 Series E Warrants. These Series E Warrants had an original exercise price of $0.60 per share of common stock and expire five years from the respective noteholder's 10% Note issuance date. However, pursuant to the anti-dilution provisions of the Series E Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $0.56 per share of common stock as of November 7, 2006. In the event the closing bid price of our common stock exceeds $2.50 per share and certain other conditions set forth in the Series E Warrants are met, 50% of the Series E Warrants are callable by us during the first two years after their respective date of issuance, and 100% of the Series E Warrants are callable by us thereafter.

      We also issued 602,393 Series J placement agent warrants to designees of Burnham Hill for placement agent services provided in conjunction with the 10% Note financing. The Series J Warrants had an original exercise price of $0.50 per shares of common stock and expire August 25, 2010. However, pursuant to the anti-dilution provisions of the Series J Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $0.49 per share of common stock as of November 7, 2006.

8% CONVERTIBLE BRIDGE NOTES

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

      In addition, we issued Series H placement agent warrants to acquire up to 2,138,513 shares of common stock to Brookstreet Securities Corporation and its designees for placement agent services rendered in conjunction with the 2005 Private Placement. The Series H Warrants had an original exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation. However, pursuant to the anti-dilution provisions of the Series H Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $0.49 per share of common stock as of November 7, 2006.

APRIL 2006 LOAN AGREEMENT

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

JULY 2006 SENIOR CONVERTIBLE NOTE FINANCING

      On July 30, 2006, we entered into a Securities Purchase Agreement, and, on July 31, 2006, a series of related agreements, with three institutional accredited investors in connection with a private placement transaction providing for, among other things, our issuance of Senior Convertible Notes for aggregate gross proceeds to us of $5 million and warrants to purchase up to 24,460,726 shares of our $0.001 par value per share common stock. The agreements include a Securities Purchase Agreement, Senior Convertible Notes, Series L Warrants and Series M Warrants to purchase common stock (the Series L Warrants and the Series M Warrants are, collectively, the "July 2006 Warrants"), a Registration Rights Agreement, and various ancillary certificates, disclosure schedules and exhibits, each, except for the Securities Purchase Agreement, dated July 31, 2006. The following is a brief summary of each of those agreements. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements, each of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 31, 2006. You should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

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

            EVENTS OF DEFAULT

      The Senior Convertible Notes contain a variety of events of default which are typical for transactions of this type, as well as the following events:

        o The failure of the Registration Statement, covering the full number of shares required by the Registration Rights Agreement, to be declared effective by the SEC within 60 days after the date required by the Registration Rights Agreement or the lapse or unavailability of the Registration Statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than allowable grace periods under the Registration Rights Agreement).

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

            COVENANTS

      The Senior Convertible Notes contain a variety of obligations on our part not to engage in certain activities, which are typical for transactions of this type, as well as the following:

        o We will initially reserve out of our authorized and unissued common stock an aggregate of 34,078,554 shares for the conversion of the Senior Convertible Notes and exercise of the July 2006 Warrants; provided, however, that if and after our stockholders approve an increase in our authorized level of common stock from 110,000,000 shares to at least 150,000,000 shares, we will reserve a number of shares equal to 130% of the number of shares of common stock issuable upon conversion of the Senior Convertible Notes and exercise of the Warrant.

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

            ANTI-DILUTION PROTECTION

      The exercise price of the July 2006 Warrants and the number of shares issuable upon exercise of the July 2006 Warrants are subject to adjustments for stock splits, combinations or similar events. In addition, the exercise price of the July 2006 Warrants is also subject to a "full ratchet" anti-dilution adjustment which, in the event that we issue or are deemed to have issued certain securities at a price lower than the then applicable exercise price, immediately reduces the exercise price of the July 2006 Warrants to equal the price at which we issue or are deemed to have issued our common stock and increases the number of shares exercisable under the July 2006 Warrants by a ratio equal to the old exercise price divided by the new reduced exercise price.

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

      REGISTRATION RIGHTS AGREEMENT

      The Registration Rights Agreement requires us to file a registration statement (the "Registration Statement") for the resale of a number of shares of common stock (i) prior to the 90th day after stockholder approval for the increase in our authorized common stock, equal to 34,078,554 shares and (ii) from and after the 90th day after stockholder approval for the increase in our authorized common stock, equal to 130% of the sum of (a) the number of shares of common stock issued and issuable pursuant to the July 2006 Warrants and (b) the number of shares of common stock issued and issuable upon conversion of the Senior Convertible Notes. The Registration Statement must be filed within 30 days of the closing date, must be declared effective by the SEC by November 28, 2006 (or October 29, 2006 if there is not a full review of the Registration Statement by the SEC), and must remain effective and available for use until earlier of the date the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to SEC Rule 144(k) and the date all of such securities have been sold pursuant to the Registration Statement. If we fail to meet the deadlines for the filing or the effectiveness of the Registration Statement or, subject to certain "grace periods" of up to 20 consecutive days (but no more than 60 days in any 365-day period), if the Registration Statement is unavailable after it becomes effective, we are required to pay liquidated damages of 2% of the outstanding principal amount of the Senior Convertible Notes on the date of such failure and on every 30th day thereafter until such failure is cured. The total penalties payable by us for our failure to meet these filing and effectiveness requirements are capped at 12.5%. The Registration Rights Agreement provides for customary indemnification for us and the investors.

      PLACEMENT AGENT WARRANT

      We also issued a warrant to the Montgomery 2006-5 Partnership, as a designee of Montgomery & Co., LLC (a NASD-registered broker-dealer), to purchase 455,084 shares of our common stock as partial consideration for placement agent services provided by Montgomery & Co., LLC in conjunction with the July 2006 senior convertible note financing (the "MONTGOMERY WARRANT"). The Montgomery Warrant has an exercise price of $0.43948 per share of common stock and expires on July 31, 2013.

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

ITEM 3.  CONTROLS AND PROCEDURES.

      Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

      During the quarter ended September 30, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders during the quarter ended September 30, 2006.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBITS

EXHIBIT
NUMBER                                             DESCRIPTION

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


                                       RAPTOR NETWORKS TECHNOLOGY, INC.


      Date:  November 14, 2006         By: /s/ Thomas M. Wittenschlaeger
                                           -------------------------------------
                                           Thomas M. Wittenschlaeger,
                                           Chief Executive Officer
                                           (principal executive officer)


      Date:  November 14, 2006         By: /s/ Bob Van Leyen
                                           -------------------------------------
                                           Bob van Leyen,
                                           Chief Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer)

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