Form 10KSB
period 2006-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-03-20
CIK 1163300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-KSB
                                  ____________

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________  TO _______________

                        COMMISSION FILE NUMBER: 333-74846
                                  ____________

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

                    ISSUER'S TELEPHONE NUMBER: (949) 623-9300
                                  ____________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
                                  ____________

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

         Issuer's revenues for its most recent fiscal year were $849,285.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices (as reported by Pink Sheets, LLC) of $1.38 per share as of March 12, 2007 was $75,742,491. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

         State the number of shares outstanding of each of the issuer's classes of common equity outstanding as of the latest practicable date: 54,885,863 shares of Common Stock, $0.001 par value, as of March 12, 2007.

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

         Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                                      TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
                                                            PART I

Item 1.         Business.................................................................................................   2
Item 2.         Properties...............................................................................................  20
Item 3.         Legal Proceedings........................................................................................  20
Item 4.         Submission of Matters to a Vote of Security Holders......................................................  20

                                                           PART II

Item 5.         Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of
                Equity Securities........................................................................................  21
Item 6.         Management's Discussion and Analysis of Financial Condition and Results of Operations....................  22
Item 7.         Financial Statements.....................................................................................  37
Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................  37
Item 8A.        Controls and Procedures..................................................................................  38
Item 8B.        Other Information........................................................................................  38

                                                           PART III

Item 9.         Directors and Executive Officers of the Registrant.......................................................  39
Item 10.        Executive Compensation...................................................................................  41
Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........  46
Item 12.        Certain Relationships and Related Transactions...........................................................  48
Item 13.        Exhibits.................................................................................................  48
Item 14.        Principal Accountant Fees and Services...................................................................  51
Signatures...............................................................................................................  52
Index to Financial Statements............................................................................................ F-1
Index to Exhibits


                                                             -i-

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

         Beginning in late 2004 and continuing throughout 2005, we placed evaluation units with high-potential launch customers for extended period of times. We were able to convert these evaluation units into sales in late 2005 and early 2006. In 2005, we had sales to clients in the scientific research community and to budget-constrained customers upgrading their legacy networks. During 2006, we entered into contracts with large systems integrators, which we believe may add significantly to our potential distribution infrastructure. During that period we were also successful in presenting our products to certain government contractors and sold our product into new vertical markets such as banking and internet media. Opportunities with potential end-user and systems integration customers continue to progress and we are in ongoing discussions with target clients for whom we might serve as an original equipment manufacturer (OEM). However, due to longer selling cycles than anticipated, our efforts have not yet resulted in significant sales. Taking into account the price and performance value of our technologies, we believe that OEM business, private labeling, and licensing may in the future be a potential source of revenues, in addition to our current efforts to secure direct product sales to end-users and integration customers. We also expect that our added distribution infrastructure and our entrance in new vertical markets could contribute to additional product sales in the future. It should be noted that our efforts to get into the OEM, private labeling, and licensing business did not yet result in any final contracts and there can not be any guarantee that we will generate revenues from these activities.

OUR PRODUCTS

         Our products include two core switches: the Ether-Raptor-1010 ("ER-1010"), which is a combination 1Gb/GbE and 10 Gb/GbE switch, and the Ether-Raptor-1808 ("ER-1808"), which is a pure 10GbE switch still in the development stages. The introduction of the ER-1808, which was previously planned to be introduced to the market in 2006, is now anticipated to be delayed until sometime in 2007. We also offer a pure edge switch, the Ovi-Raptor-1048 ("OR-1048"), which was added to our product line in 2006 to allow us to offer an end-to-end solution in new systems integration projects. All of our products are based upon a common family of merchant silicon and embedded software.

         ER-1010
         -------

         Our ER-1010 1Gb/GbE and 10Gb/GbE network switch significantly reduces the cost of adoption of ten gigabit networking by allowing for the construction of an entire network from a series of our common, high performance "building blocks." The ER-1010 consists of 24 ports of 1Gb/GbE and six ports of 10Gb/GbE. The ER-1010 is built in a 1U high, self-powered, self-managed enclosure. Unlike the large and complex chassis-based switches from which they evolved, our network switches are physically placed near the devices or clients they serve. When these switches are then subsequently connected together, either over copper or fiber links, they collectively "bind" into a single "virtual" network switch. This patent-pending "distributed virtual switch" architecture, filed under Raptor Networks Technology, Inc.'s name, scales linearly, reduces inter-network disconnects and moves data at very high speeds. Because the topology consists of a collection of self-managed, interconnected building blocks of identical composition, the architecture of the ER-1010 improves redundancy, keeps latency very low across broad distances, allows for simpler management, and is priced lower than chassis-based alternatives.

         OR-1048
         -------

         The OR-1048 is a 48-port 1GbE edge switch with the option for two 10GbE uplinks and four optional 1GbE fiber ports. The OR-1048's standard features include comprehensive management functions and Web management.

MARKET TRENDS AND OUR RESPONSE

         We believe that the Ethernet switching and routing market is poised for growth. Based on recent publications issued by the research firm the Dell'Oro Group, the Ethernet switch market surged in the third quarter of 2006 to $4.3 billion in worldwide revenues - a 16% jump from the comparable period in 2005. Researchers have forecasted that global Ethernet switch market sales will grow from $14.6 billion in 2004 to $18.3 billion in 2010. The Dell'Oro Group has reported that increased shipments of advanced Ethernet switch technologies, including, among others, 10GbE switch technologies, drove up worldwide LAN switch sales in the third quarter of 2006.

         We see two business drivers that are pacing the growth and viability of any network switching company in today's marketplace: (1) the presence of a leader in the industry who commands in excess of 70% market share, and (2) the market entry of low cost replicas of the market leader's products, largely from Far East competitors. We believe that the key to success for any network switching company is to successfully compete with the market leader in the developed world, while addressing the availability of low cost replica products in the developing world.

         We believe our solution is unique with respect to both of these challenges. Our patent-pending distributed network architecture is significantly less expensive and more efficient than the products offered by our competitors, which allows us to compete with the industry leader on performance, while simultaneously competing with the low cost replica products on price. Given the advantages of our products, we believe that the most significant impediment to our success is developing brand awareness and acceptance of the quality and technological features of our products. For this reason, we have pursued and continue to pursue OEM partnerships with companies having well established channels to market competitively undifferentiated networking products.

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

         The importance of network transport speed is illustrated by the emerging applications of VoIP, streaming video, IPTV and high speed digital access, referred to as the "triple play" service offering due to their high sensitivity to time delays in the network over which they operate. Users have discovered that VoIP on traditional networks, which were originally designed to handle uncomplicated traffic such as email and simple data transfers, suffers from poor voice quality and, under heavy network load, can cease to function entirely. These problems can be even more pronounced when running IPTV on traditional networks. The fundamental cause of these problems is that the latencies inherent in traditional centralized networks are incongruent with the speed requirements of these "triple play" applications. It was a desire to create a practical, cost-effective solution to these problems that drove the creation of our distributed network architecture, which provides for seamless Layer 2 transport at wire-speed over significant distances.

         Internet Protocol version 6 ("IPv6") is a standard providing a much larger global address space than its predecessor IPv4. Interest in and adoption of IPv6 is gaining momentum in international markets, and the U.S. Federal Government has made IPv6 a requirement for its upcoming procurements in the next several years. However, we believe the widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. Given that our primary focus is to offer products with ultra-high speed transport, while we are currently capable of implementing full IPv6 software in our products, we have elected not to do so at this time because it would result in slower network transport performance. Instead, our products are configured as protocol agnostic transport pipes operating at wire speed that seamlessly pass IPv6 traffic. At such time as IPv6 functionality is fully implemented in hardware rather than in software, we intend to design, develop and offer fully compliant IPv6 switch products that operate at wire-speed.

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

RESEARCH AND DEVELOPMENT

         We commenced our transition into the data network switching industry in October 2003. From October 2003 until early 2005, we worked to develop our first flagship product, the ER-1010, and made progress toward the development of our second product, the ER-1808. By the end of the third quarter of 2004, our design team had finalized the design work on a fiber based RAST card. This card enables all of our network switching systems employed in a network connected through fiber to work as one system, even if such systems are located up to 80 kilometers apart. In September and October 2004, we developed a 10-Giga-fiber card, which enables our systems to communicate with other brands of network switches.

         During 2005, our research and development resources were mainly focused on adding features to the ER-1010, such as Data Management Software (software enabling analysis of data flows handled by the ER-1010) and other enriching functions. Throughout 2005, substantial testing of the ER-1010 was carried out internally for the purpose of ensuring that product features worked as expected and extensive external testing was conducted to validate the quality of our products. Toward the end of 2005, the development of the ER-1808 was to a large extent finalized and we began the testing of a new edge switch, the OR-1048. In the fourth quarter of 2005, certain parts of the ER-1010 were upgraded, including the design of a dual power supply to replace the existing single power supply, the replacement of certain cables to reduce manufacturing costs, and an upgrade to a more powerful processor. We also made significant progress in 2005 debugging software included in the ER-1010, resulting in substantial improvement of the ER-1010's performance in terms of reduced failover time, increased stacking possibilities, and smooth running of jumbo frames.

         During 2006, our research and development team completed various enhancements to the ER-1010, resulting in an improvement of the control plane and increasing memory and processing power. We also began work on upgrading the existing ER-1010 to a more powerful product and expect to finalize this project during the first half of 2007. During the second half of 2006, we continued testing various applications that may better position our products for various markets. We also began testing our products with a government approved test organization. We expect to have these tests finalized in early 2007, which may provide an opportunity for the entrance of our products into certain government markets.

         None of our research and development to date has been customer specific. Therefore, we have not billed any of our customers for non-recurring engineering or other research and development expenses. In the future, we expect that there may be periodic opportunities to engage in customer specific projects for which we can bill a portion of our research and development expenses to such customers.

         In 2007, we expect to bring a new enhanced version of the ER-1010 to market and to be increasingly engaged in customer-specific design service activities. In the second part of 2007, we expect to expand our line of products, including the possible introduction of a new high density RAST core switch and an edge switch. We anticipate that the introduction of these two switches will allow us to create single switch solutions of 2000 Gigabit ports and more. In addition, our R&D team will be working on adding functionality to our existing products, such as power over Ethernet and wire speed inline encryption. We also anticipate that we will spend additional time and resources on testing our products and further improving documentation and customer support.

SALES AND MARKETING

         We market and sell our products to customers through a combination of direct sales to end users and sales through resellers. Our sales offices are located at our principal headquarters in Santa Ana, California and we have sales employees in California, Georgia and Virginia. In addition, we have finder's fee and consulting agreements in place with a number of independent third parties to facilitate the sale of our products on a global basis.

         We anticipate that original equipment manufacturers (OEMs) may eventually constitute another important sales channel. Potential OEMs may include our product in their offerings to end users and system integrators. While we are currently pursuing multiple OEM relationships, at this time none have been secured and there can be no guarantee that we will succeed in securing such relationships.

COMPETITION

         We believe the key competitive factors in today's network switching market are, in order of priority: price, speed, capacity and compatibility with legacy products. We intend to become competitive by offering products that offer unique wire-speed performance at a price that cannot be met by today's legacy alternative networks. We seek to gain and expand a market presence through aggressive marketing and sales efforts. However, our market continues to evolve and we may not be able to compete successfully against current and future competitors.

         We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products. We also compete with, among others, Extreme Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Alcatel. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts.

         In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base, could temporarily drop prices to stave off a potential successful market launch by us. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

MANUFACTURING AND SUPPLIERS

         Our success will depend on partnerships in both technology and related support. Our primary technology provider is Broadcom Corporation. Broadcom's 10 Gigabit Ethernet, Gigabit Ethernet and fast Ethernet transceivers provide the Ethernet and 10 Gigabit switching fabric in our distributed architecture. Another major supplier is TTM Corporation, which supplies PCB fabrication and PCB design and analyses support. Our operating system is based on WindRiver's VxWorks, which is widely used throughout the information technology industry.

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

         EMI's manufacturing activities for us consist of printed circuit board assembly and, final assembly of our products. We store our high-cost inventory at our principal headquarters and supply it to EMI as needed to meet our orders. Our low-cost inventory (such as component parts) are stored at EMI's warehouse at no additional cost to us so long as we continue to utilize EMI as our manufacturer. We currently conduct final systems testing at our principal headquarters, but we anticipate that this responsibility will be transferred to EMI sometime during 2007.

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

EMPLOYEES

         As of March 12, 2007 we had 26 employees. None of our employees are a party to any collective bargaining agreements with us. We consider our relations with our employees to be good.

PATENTS, TRADEMARKS, AND LICENSING AGREEMENTS

         We have eight U.S. patent applications pending, with broad claim sets covering numerous aspects of our Ethernet Distributed Switch Fabrics. Due to delays at the patent office, the latest application was filed using the new accelerated examination procedure. We also have applications pending in Europe
(EPO) and Japan.

         While we believe that our use of the technology encompassed in the Ethernet Distributed Switch Fabrics patent applications is neither infringed upon by any third party, nor infringes on any prior art of any third party, we are unable to assess the validity, scope, or defensibility of our patent applications, and any challenge to or claim of infringement relating to one or more of the patent applications could materially and adversely affect our business and results of operations.

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

         Immediately prior to the Raptor Acquisition, we had 4,034,000 shares of common stock issued and outstanding. Of those shares, 3,000,000 were "restricted securities," as defined in Rule 144 ("Rule 144") under the Securities Act, held by our founder, Tina Bogani, who was our sole officer and director immediately prior to the Raptor Acquisition. The remaining 1,034,000 shares were sold and issued by us pursuant to our Registration Statement on Form SB-2 filed with the Commission on May 22, 2002 (Registration No. 333-74846) and were held by approximately 25 holders as of the Raptor Acquisition.

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

         Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

OUR SUBSTANTIAL ACCUMULATED DEFICIT, LIMITED WORKING CAPITAL AND EXPECTATION OF FUTURE LOSSES MAY REQUIRE THAT WE OBTAIN ADDITIONAL FINANCING TO CONTINUE OPERATIONS, WHICH WE MAY NOT BE ABLE TO SECURE ON ACCEPTABLE TERMS, IF AT ALL.

         We are an early stage company and have had no significant revenues from operations to date. As of December 31, 2006, we had an accumulated deficit of $58,710,071. We have operated at a loss since our inception and expect to continue to experience losses from our operations for the foreseeable future. Our net losses for fiscal 2006 and 2005 were $17,099,574 and $13,390,940, respectively. We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future. Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.

         Historically, we have relied upon cash from equity and debt financing activities to fund nearly all of the cash requirements of our operating activities. We anticipate that the proceeds from our Senior Convertible Note Financing (as described under the caption "Senior Convertible Note Financing" beginning on page 30 of this Report) will be sufficient to support our operations through August 30, 2007. However, if we do not experience a significant increase in revenues by June 30, 2007 or sooner, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. In addition, the terms of our Senior Convertible Note Financing subject us to financial and other covenants that significantly restrict our flexibility to conduct future securities offerings and incur debt. Should we be unable to raise additional capital, our investors could lose their entire investment. Moreover, in the event we raise additional funds through the sale of shares of our common stock or other interests in us, our investors may experience significant dilution of their equity invested in us.

WE HAVE NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

         We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in the network switch industry. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the development and marketing of our products. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, investors in our common stock or other securities could lose their entire investment.

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY ADVERSELY IMPACT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. In addition, the terms of our Senior Convertible Note Financing subject us to certain covenants that prohibit us from borrowing additional funds unless certain conditions are satisfied, including, but not limited to, the closing price of our common stock being greater than $1.00 per share for 40 consecutive trading days or the aggregate dollar trading volume of our common stock being greater than $200,000 per day for 40 consecutive trading days.

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, AND OUR LEVEL OF INDEBTEDNESS MAY INCREASE.

         As of March 12, 2007, the principal amount of our total indebtedness was $10,019,199. Our level of indebtedness affects our operations in several ways, including the following:

         o A significant portion of our cash flow may be required to service our indebtedness;
         o A high level of debt increases our vulnerability to general adverse economic and industry conditions;
         o The covenants contained in the agreements governing our outstanding indebtedness significantly limit our ability to borrow additional funds, dispose of assets, pay dividends, sell common stock and make certain investments;
         o Our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy or in our industry;
         o A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and
         o A default under our debt covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

         We may incur additional debt, including significant secured indebtedness, in order to fund our continuing operations or to develop and/or improve our products. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General and industry specific economic, financial and business conditions and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to fulfill our interest or principal payment obligations on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

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

         Our future success depends to a significant degree on the continued service of our key personnel and on our ability to attract, motivate and retain highly qualified employees. In particular, we are dependent upon the services of our senior management, including, without limitation: Chief Executive Officer and President, Thomas M. Wittenschlaeger; and Chief Financial Officer and Secretary, Bob van Leyen. The loss of the services of our senior management or other key employees would have a material adverse effect on our business, financial condition and results of operations.

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

OUR RELIANCE ON THIRD-PARTY MANUFACTURING VENDORS TO MANUFACTURE OUR PRODUCTS MAY CAUSE A DELAY IN OUR ABILITY TO FILL ORDERS.

         We subcontract a significant amount of our manufacturing to Express Manufacturing, Inc. (which is controlled by the in-laws of Albert Wong, one of our directors) and may in the future subcontract with other third-party manufacturers. In addition, some Company-branded products are manufactured by third party original equipment manufacturers ("OEMs"). We may experience delays in product manufacturing and shipments from our manufacturers, which in turn could delay product shipments to our customers. In addition, we may experience problems such as inferior manufacturing quality or failure to manufacture products according to specifications, any of which could have a material adverse effect on our business and operating results. In the event we introduce new products or product enhancements, we may be required to rapidly achieve volume production by coordinating our efforts with suppliers and manufacturers. The inability of our manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain components and raw materials could cause a delay in our ability to fulfill orders.

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

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR SUCCESS.

         In order for us to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the changing demands that a potential expansion in operations might impose. If we were to experience growth, we might be required to hire and train a large number of sales and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that we seek to maintain. Our future will depend, in part, on our ability to integrate new individuals and capabilities into our operations, should such operations expand in the future, and there can be no assurance that we will be able to achieve such integration. We will also need to continually evaluate the adequacy of our management information systems, including our web site. Failure to upgrade our information systems or unexpected difficulties encountered with these systems during an expansion in our operations (should such an expansion occur) could adversely affect our business, financial condition and results of operations.

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

CHANGES IN ACCOUNTING POLICIES REGARDING THE TREATMENT OF EMPLOYEE STOCK OPTIONS WILL ADVERSELY AFFECT OUR EARNINGS.

         Stock options have from time to time been a component of the compensation packages for many of our employees. Beginning January 1, 2006, we were (pursuant to SEC rules) required to change our accounting policy to record the value of stock options issued to employees as an expense and a charge against earnings. This required change in our accounting policy will adversely affect our earnings. For the year ended December 31, 2006, we recognized $168,214 in share-based compensation costs and had total unrecognized share-based compensation cost related to unvested stock options of approximately $130,049 as of December 31, 2006.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies (such as us) currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2005, the high and low closing sale prices of a share of our common stock were $0.90 and $0.39, respectively. During 2006, the high and low closing sale prices of a share of our common stock were $0.91 and $0.27, respectively. On March 16, 2007, the last reported sale price of a share of our common stock was $1.71. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

         o conversion of our convertible notes and exercise of our warrants and the sale of their underlying common stock;
         o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

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

         The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and resources.

SHARES OF OUR COMMON STOCK ELIGIBLE, OR TO BECOME ELIGIBLE, FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 12, 2007, we had outstanding 54,885,863 shares of common stock, of which approximately 23,626,910 shares were restricted under the Securities Act of 1933, as amended (the "Securities Act"). As of March 12, 2007, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 76,638,559 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

         As part of our Senior Convertible Note Financing, we issued a significant additional amount of convertible notes and warrants, the exercise or conversion of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of our senior convertible notes is subject to market-price protection that will cause the conversion price of our senior convertible notes to be reduced in the event of a downward fluctuation in the market price of our common stock. In addition, the initial conversion price of our senior convertible notes and the initial exercise price of a majority of our warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our senior convertible notes or exercise price of our warrants. Consequently, the voting power and value of your investment in each such event would decline if our senior convertible notes or warrants are converted or exercised for shares of our common stock at the new lower price as a result of such declining market-price or sales of our securities are made below the conversion price of the notes and/or the exercise price of the warrants.

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

         The agreements we entered into in connection with our Senior Convertible Note Financing require us to, among other things, register for resale the shares of common stock issued or issuable under our senior convertible notes and the warrants issued by us in connection with those notes, and maintain the effectiveness of the registration for an extended period of time. We will be required to file a number of registration statements to ensure that all shares to be issued in connection with the Senior Convertible Note Financing will be registered. If we are unable to have any one of these registration statements declared effective by the SEC, or maintain effectiveness of the required registration statements, or to modify our registration obligations, then we may be required to pay liquidated damages in the amount of $132,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by us for our failure to meet these filing and effectiveness requirements are capped at $825,000. The payment of liquidated damages would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows. In addition, failure to meet our registration requirements for certain required periods will result in an event of default under the senior convertible notes.

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

ITEM 2.    PROPERTIES

         In August 2004, we relocated into a Federal Empowerment Zone in Santa Ana, California, which reduced our overhead expenses and created a more appropriate facility for our activities. The address of our facilities is 1241
E. Dyer Road, Suite 150, Santa Ana, California 92705. Those facilities, consisting of 11,118 square feet, include our executive offices and research and development laboratory and are leased from an unrelated third party. The term of the lease is 36 months commencing August 1, 2004, with a scheduled termination date of July 31, 2007. The base rent for the first year of occupancy was $16,677 per month ($1.50 per rentable square foot) and for the second year of occupancy was $17,232.90 ($1.55 per square foot). On August 1, 2006, the monthly rent increased to $17,788.80 ($1.66 per square foot), which will be the monthly rate until termination of the lease on July 31, 2007. Our suite is on the first floor of a two-story multi-unit business complex and is in good condition.

         We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area. We require full compliance by the lessor with applicable state and EPA environmental standards at our facility. We are currently in the process of reviewing the appropriateness of extending the current lease, which, as mentioned above, is scheduled to expire on July 31, 2007. Assuming we are able to successfully negotiate and enter into an extension of the current lease, we believe that the current facilities are adequate for our expected needs through at least the end of 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our shareholders during the fourth quarter ended December 31, 2006.

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

                                                             Fiscal 2006
                                                      -------------------------
                                                       High                Low
                  Fiscal Quarter Ended:               -----               -----
                       December 31                    $0.91               $0.27
                       September 30                   $0.54               $0.27
                       June 30                        $0.76               $0.42
                       March 31                       $0.83               $0.59

                                                             Fiscal 2005
                                                      -------------------------
                                                       High                Low
                  Fiscal Quarter Ended:               -----               -----
                       December 31                    $0.85               $0.50
                       September 30                   $0.64               $0.43
                       June 30                        $0.73               $0.48
                       March 31                       $0.90               $0.39

                                                             Fiscal 2004
                                                      -------------------------
                                                       High                Low
                  Fiscal Quarter Ended:               -----               -----
                       December 31                    $0.90               $0.36
                       September 30                   $1.50               $0.80
                       June 30                        $4.40               $1.45
                       March 31                       $4.65               $3.20

         On March 12, 2007 the high and low sale prices for a share of our common stock as reported by Pink Sheets, LLC, were $1.54 and $1.26, respectively.

HOLDERS

         On March 12, 2007, we had 54,885,863 shares of our common stock outstanding held by approximately 521 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or "street" name.

DIVIDENDS

         We have never paid a cash dividend with respect to our common stock, and have no present intention to pay cash dividends in the foreseeable future. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of our business. Our Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine the timing and amount of future dividends, if any. In addition, the terms of our senior convertible notes prohibit us from paying cash dividends for the term of the loan arrangement.

SALES OF UNREGISTERED SECURITIES

         We engaged in several private placement offerings of our securities during the fiscal year ended December 31, 2006. All such sales previously have been reported on our Quarterly Reports on Form 10-QSB or on Current Reports on Form 8-K and were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2005 and 2006. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the "Risk Factor" section under Item 1 above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

         We have paid $260,000 to a supplier for a software platform related to our ER-1010 product. This license fee will be amortized and charged to cost of sales over the sale of 1,000 ER-1010 systems, which approximates the number of systems expected to be sold using the platform. We amortized $520 for the sale of two ER-1010 systems,, $4,160 for the sale of 16 ER-1010 systems and $7,800 for the sale of 30 ER-1010 systems in 2004 , 2005, and 2006 respectively.

         We review our long-lived assets and certain related intangibles for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. We are required to exercise a considerable amount of judgment when estimating discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for either of the years ended December 31, 2005 or 2006.

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

       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005,
         COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006 (IN THOUSANDS)


                                          December 31, 2005    December 31, 2006
                                          -----------------    -----------------

Net Sales                                  $           289      $           849
Cost of Sales                                          120                  320
                                           ---------------      ---------------

Gross Profit                                           169                  529

Operating expenses
   Consulting Fees                                      --                  105
   Finder's Fees                                     1,064                  465
   Cost of warrants granted                          3,433                   --
   Stock for services (non cash)                        --                   --
   Salary expense                                    2,630                2,891
   Marketing expense                                   349                  229
   Research and Development Costs                      403                  546
   Selling, general and administrative               2,767                2,405
                                           ---------------      ---------------
Total operating expenses                            10,646                6,641

  Net Other Income (loss)                           (2,913)             (10,987)

Loss before Income tax provision                   (13,390)             (17,099)
  Income tax provision                                  --                   --
                                           ---------------      ---------------
Net loss                                   $       (13,390)     $       (17,099)
                                           ===============      ===============

NET SALES

         For the fiscal years ended December 31, 2005 and December 31, 2006, we realized revenues of $289,236 and $849,285, respectively. The $560,049 increase in revenues between 2005 and 2006 resulted primarily from the start up of sales of our products into the entertainment industry. Another important cause of the increase in sales in 2006 was the purchase of equipment by systems integrators who during 2006 signed Value Added Reseller's (VAR) agreements with us.

         In 2006, we sold 30 ER-1010 core switch units and 23 OR-1048 edge switch units versus the sale of 16 ER-1010 units in 2005. In 2006, we sold our products to 18 customers; whereas in 2005, we sold our products to 7 customers.

         A majority of our 2006 revenues were earned in the fourth quarter of 2006. During that quarter, we realized $272,906 in revenues, a substantial increase over revenues for each of the first three quarters of 2006 which were $182,295, $204,969 and $189,115, for the first, second and third quarters, respectively. Fourth quarter revenues in 2006 of $272,906 also substantially exceeded fourth quarter revenues in 2005 of $155,800. During the fourth quarter 2006, we sold seven ER-1010 units and five OR-1048 units to five customers, mainly in the entertainment and education industries.

         Sales trends in 2006 indicate that our flagship product, the ER-1010 network core switch, is an attractive network product for the entertainment industry. We believe, the performance of the ER-1010 with respect to video streaming is superior to competitive legacy products. We believe that the superior performance of the ER-1010 in video streaming is one of several reasons for the ramp up we have seen for our product in the entertainment vertical in 2006. Taking into account the ramp up in 2006 and current discussions with several prospects in the entertainment vertical, we believe that this vertical represents a substantial growth opportunity for us in 2007.

         Another important trend we observed in 2006 was that our product has attractive features for government networks. Such features are price, security, resiliency and speed. Agreements were signed in 2006 with large system integrators who provide products and services to the government sector. These integrators purchased six ER-1010 units and two OR-1048 units from us in 2006 for demonstration purposes, contributing to our revenues in 2006. In the fourth quarter of 2006 we started testing our products at a government-owned test organization. We expect that, with the agreements which were put in place in 2006 and upon successful conclusion of the government testing program, sales to federal and local government will substantially contribute to our revenue growth beginning in 2007.

         Although to a lesser degree than was the case for entertainment, sales of our product into enterprise production networks also grew in 2006 over 2005. Selling cycles for our product in this vertical area are very long due to what we perceive as reluctance to adapt new technology in this type of market. We believe that the price and performance advantages of our product offering and the increased availability of favorable reference sites will reduce the enterprise production networks selling cycles in 2007 and beyond, while contributing towards growth in this vertical part of the market.

         We are continuing discussions with various third parties regarding the possibility of incorporating our technology/products into their product and service offerings. This could result in license fee income and/or additional product sales in 2007. However, at this point, we are engaged only in preliminary, non-binding discussions and there can be no guarantee that we will be able to secure any relationship with these third parties.

GROSS MARGIN

         Our gross margin was $168,936 and $529,212 in 2005 and 2006, respectively, representing an increase of $360,276 or 213%. The cause of this increase in gross margin was our increase in revenues and an improvement in gross margin percentage from 58% in 2005 to 62% in 2006. This gross margin improvement was due to a change in our proportionate number of sales in various markets, with the lower-margin education sector representing a smaller percentage of our overall sales in 2006 as compared to 2005.

OPERATING EXPENSES

         Total operating expenses, excluding cost of warrants, were approximately $7,213,000 and $6,641,000 in 2005 and 2006, respectively, representing a decrease of $572,000 or 8%. The primary cause of this decrease was the reduced finder's fees incurred in connection with private placements of our securities. Such finder's fees were reduced by $599,405 in 2006.

         Increases in Salary and Research & Development (R&D) expenses were offset by decreases in Marketing expenses and Selling, general and administrative expenses.

         The following descriptions detail our total operating expenses by expense category.

FINDERS' FEES

         Expenses for finders' fees were $1,064,405 and $465,000 in 2005 and 2006, respectively. In 2005, expenses of $1,064,405 consisted entirely of placement agent fees paid in connection with private placements of our securities. In 2006, our finder's fees consisted of a payment of $300,000 for placement agent fees paid in connection with the July 31, 2006 closing of our Senior Convertible Note Financing. In addition, in 2006, we paid $165,000 as a success fee for a bridge note financing. The variations in placement agent related expenses between these two years resulted from differences in both the gross proceeds raised through private placements of our securities during each year and the percentage of such proceeds that were paid as placement agent fees. We raised gross proceeds of $9,088,000 and $5,000,000 through such private placements in 2005 and 2006, respectively. In addition we obtained a bridge loan in the amount of $689,000 in 2006.

COST OF WARRANTS

         In 2005, we issued warrants to purchase shares of our common stock to investors and placement agents in connection with our private placements. The total charge for these warrants calculated as required by accounting rule EITF 00-19 was $3,432,994. The warrants issued in 2006 are associated with a convertible debt and therefore the charges for these warrants have been accounted for under "OTHER INCOME/ (LOSS") as described below.

SALARY EXPENSE

         Salary expense decreased from $3,072,206 in 2005 to $2,890,942 in 2006, a decrease of $181,264 or 6%. Major reasons for the decrease in salary expense in 2006 is a six person decrease of average headcount compared to 2005. This decrease was partially offset by an increase of salaries due to the introduction in 2006 of FAS 123R requiring the expensing of stock options resulting in a total charge of $168,214 and bonus payments and salary increases to certain employees. These bonuses and salary increases were necessary to maintain a reasonably competitive compensation structure because, as reported in previous filings, salaries had been previously adjusted downward to reduce expense run rates. Management believes that the 2006 salary expense, even following this latest set of increases may still not be indicative of our future salary expense, since once we achieve certain revenue goals, we intend to continue increasing annual salary levels for management level employees to what we believe to be more competitive levels.

MARKETING EXPENSES

         Marketing expenses decreased from $349,310 in 2005 to $229,381 in 2006, a decrease of $119,929 or 34%. The primary causes of this decrease were that we reduced advertising and promotional materials expenses. Advertising expenses were reduced by $90,000 in 2006. Based upon our 2005 advertising efforts, we concluded that we did not attain sufficient returns from monies spent on advertising.

RESEARCH AND DEVELOPMENT

         We spent $403,057 and $545,522 on research and development (R&D) in 2005 and 2006, respectively, an increase of $142,465 or 35%. The primary cause of this increase was the rent paid for additional design tools for both our hardware and software design teams, which increased by $240,000 in 2006 compared to 2005. This increase of rental expenses was partially offset by an approximate $94,000 decrease in expenses in 2006 incurred with respect to the establishment of our service activity as compared to 2005.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expenses increased from $2,324,939 in 2005 to $2,404,743 in 2006, a 1% increase. Main decreases were: A $39,000 reduction in expenses for IT support; a $210,000 reduction in expenses for inventory stored with third parties; and an $88,000 reduction in expenses for the cost of attending conferences. These decreases were offset by increased legal expenses of $120,000, caused by an increase of securities laws related legal support and increased rates charged by our law firm, and an increase of sales support expenses of $69,000 spent in connection with starting up new sales channels.

OTHER INCOME/ (LOSS)

         Other losses increased substantially from $2,912,965 in 2005 to $10,987,690 in 2006. The primary reason for the $8,074,725 increase in other losses is non-cash charges in the aggregate amount of $9,080,794 that we recorded with respect to our July 31, 2006 financing transaction as prescribed by FAS 133 and EITF 00-19. We are required to account for the warrants and the embedded conversion feature associated with this transaction as liabilities at their respective estimated fair values. We are also required to adjust the estimated fair values of these liabilities at each period-end with the resultant gain or loss recorded against earnings and such amounts aggregated $9,080,794 during the year ended December 31, 2006. The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. In connection with our July 31, 2006 financing transaction, we also recorded debt discounts of $7,499,794 and we amortized $1,562,456 of such debt discount into expenses during the year ended December 31, 2006.

         The 2005 other losses were primarily attributable to a $2,652,000 non-cash charge in connection with the conversion on notes which converted to equity in 2005 and which charge was booked as prescribed under paragraph 13 of EITF 98-5.

         Interest expense increased from $263,744 in 2005 to $346,049 in 2006, an increase of $82,305. The main reason for this increase is the higher interest expense of $64,000 incurred in connection with our 2006 financings compared to the interest incurred in connection with similar financing activities incurred in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the "Risk Factor" section under Item 1 of this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

         For the years ended December 31, 2005 and 2006, we sustained net losses of $13,390,940 and $17,099,574, respectively. Since our inception, including the period ended December 31, 2006, we have realized negligible revenues and have financed our operations almost exclusively from cash raised through a series of equity and debt financings and not with cash generated from operations. As of December 31, 2006, we had a deficit in working capital of $16,799,965. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. We anticipate that the proceeds from our Senior Convertible Note Financing (described under the caption "Senior Convertible Note Financing" below) will be sufficient to support our operations through August 30, 2007. However, if we do not experience a significant increase in revenues by June 30, 2007, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

April 2004 Financing
--------------------

         In April 2004, we closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of our common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on April 1, 2009 and had an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $1.19 per share as of March 12, 2007.

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

         In addition, the 10% Note holders were issued 1,416,000 Series E Warrants. These Series E Warrants had an original exercise price of $0.60 per share of common stock and expire five years from the respective noteholder's 10%
Note issuance date. However, pursuant to the anti-dilution provisions of the Series E Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $0.52 per share as of March 12, 2007. In the event the closing bid price of our common stock exceeds $2.50 per share and certain other conditions set forth in the Series E Warrants are met, 50% of the Series E Warrants are callable by us during the first two years after their respective date of issuance, and 100% of the Series E Warrants are callable by us thereafter.

         We also issued 602,393 Series J placement agent warrants to designees of Burnham Hill for placement agent services provided in conjunction with the 10% Note financing. The Series J Warrants had an original exercise price of $0.50 per shares of common stock and expire August 25, 2010. However, pursuant to the anti-dilution provisions of the Series J Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $0.47 per share as of March 12, 2007.

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

         In addition, we issued Series H placement agent warrants to acquire up to 2,138,513 shares of common stock to Brookstreet Securities Corporation and its designees for placement agent services rendered in conjunction with the 2005 Private Placement. The Series H Warrants had an original exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation. However, pursuant to the anti-dilution provisions of the Series H Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $0.47 per share as of March 12, 2007.

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

Senior Convertible Note Financing
---------------------------------

         On July 30, 2006, we entered into a Securities Purchase Agreement with three institutional accredited investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $5 million, Series L Warrants to purchase up to an aggregate of 17,065,623 shares of our common stock and Series M Warrants to purchase up to an aggregate of 7,395,103 shares of our common stock. We received aggregate gross proceeds of $5 million from the investors for our issuance of these notes and warrants. We also entered into a registration rights agreement with the investors that required us to register up to 130% of the shares underlying the notes, Series L Warrants and Series M Warrants with the SEC.

         We subsequently entered into Amendment and Exchange Agreements, dated January 18, 2007 and amended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L Warrants, Series M Warrants and registration rights agreement. These amendments include, but are not limited to, an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L Warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares), and a reduction in the exercise price of the Series L

Warrants and the Series M Warrants from $0.5054 per share to $0.43948 per share. We did not receive any additional cash consideration for these amendments. The amendments provided for by the Amendment and Exchange Agreements were reflected by our issuance of amended and restated notes, Series L-1 Warrants and Series M-1 Warrants and by entering into an amended and restated registration rights agreement with the investors.

         In addition, the Amendment and Exchange Agreements provided for an additional private placement transaction with one of the investors resulting in our issuance of an additional senior convertible note in the principal amount of $1.6 million, Series L-2 Warrants to purchase an aggregate of 7,281,332 shares of our common stock and Series M-2 Warrants to purchase an aggregate of 2,366,433 shares of our common stock. We received aggregate gross proceeds of $1.6 million from the investor for our issuance of these additional note and warrants.

         The following is a brief summary of the July 30, 2006 private placement, as amended by the Amendment and Exchange Agreements (the "Senior Convertible Note Financing").

         Amended Purchase Agreement
         --------------------------

         As described above, the Securities Purchase Agreement, as amended by the Amendment and Exchange Agreements (the "Amended Purchase Agreement"), provided for the issuance to the investors of senior convertible notes in the aggregate principal amount of approximately $8.8 million and Series L-1 Warrants to purchase an aggregate of 22,754,163 shares of our common stock, Series M-1 Warrants to purchase an aggregate of 7,395,103 shares of our common stock, Series L-2 Warrants to purchase an aggregate of 7,281,332 shares of our common stock and Series M-2 Warrants to purchase an aggregate of 2,366,433 shares of our common stock (the Series L-1 Warrants, Series M-1 Warrants, Series L-2 Warrants and Series M-2 Warrants collectively referred to as the "Senior Note Warrants"). We received aggregate gross proceeds of $6.6 million from the investors for our issuance of these notes and warrants.

         The Amended Purchase Agreement contains representations and warranties made by us and the investors which are typical for transactions of this type. The representations and warranties made by us in the Amended Purchase Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to the investors. Accordingly, the representations and warranties contained in the Amended Purchase Agreement should not be relied upon by others who have not reviewed those disclosure schedules and the documentation surrounding the transaction as a whole.

         The Amended Purchase Agreement contains commitments by us that we will not engage in certain activities which are typical for transactions of this type, as well as the following covenants:

         o We will use the estimated $6.2 million in net proceeds approximately as follows:

                     Pay down of debt                        $ 1,200,000

                     Funding of operations                   $ 3,500,000

                     Capital expenditures                      $ 500,000

                     Working capital                         $ 1,000,000

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

         o We will not issue any additional senior convertible notes or any form of convertible, exchangeable or exercisable securities with a price that varies or may vary with the market price of our common stock, and we will not conduct any securities offerings until:

                  o our stockholders approve an increase in our authorized level of common stock from 110,000,000 shares to at least 200,000,000 shares; and

                  o the Initial Registration Statement (as defined below) and all Additional Registration Statements (as defined below) are declared effective by the SEC.

         o We will not file any registration statements, other than the Initial Registration Statement and the Additional Registration Statements, with the SEC within 120 business days following the date the Initial Registration Statement or any Additional Registration Statement is declared effective by the SEC.

         o We will not conduct any other securities offerings or be party to any solicitations, negotiations or discussion regarding any other securities offering within 120 business days following the date the Initial Registration Statement or any Additional Registration Statement is declared effective by the SEC.

         o        We will offer to the investors, until the later to occur of
                  (i) July 31, 2008 or (ii) the date on which none of the senior convertible notes are outstanding, the opportunity to participate in any of our subsequent securities offerings.

         o We will seek stockholder approval to increase our authorized level of common stock from 110,000,000 shares to at least 200,000,000 shares and if, despite our best efforts, stockholder approval is not obtained on or before April 30, 2007, we will continue to seek stockholder approval every six months thereafter until such stockholder approval is obtained; provided that if our Board of Directors does not recommend that our stockholders approve the increase in authorized common stock and stockholder approval is not obtained, then we shall continue to seek stockholder approval every three months until the senior convertible notes are no longer outstanding or until stockholder approval is obtained.

         o If our common stock is listed on a market other than the OTC Bulletin Board and the issuance of the shares underlying the senior convertible notes and Senior Note Warrants would exceed the number of shares of common stock we may issue under the rules and regulation of such other market, then we will seek stockholder approval as required by such other market to permit the listing of all of the shares underlying the senior convertible notes and Senior Note Warrants within 75 days of our common stock being listed on the exchange or market and if, despite our best efforts, stockholder approval is not obtained, continue to seek stockholder approval every six months thereafter until such stockholder approval is obtained or the senior convertible notes are no longer outstanding.

         The Amended Purchase Agreement also obligates us to indemnify the investors, subsequent holders of the senior convertible notes and Senior Note Warrants and various related parties for certain losses including those resulting from (1) any misrepresentation or breach of any representation or warranty made by us, (2) any breach of any of our obligations, and (3) certain claims by others.

         Senior Convertible Notes
         ------------------------

         The senior convertible notes have an aggregate principal amount of approximately $8.8 million and are convertible into shares of our common stock at an initial conversion price of $0.43948 per share, subject to adjustment as described below (the "Conversion Price"). The senior convertible notes mature on July 31, 2008 (the "Maturity Date"), subject to the right of the investors to extend the date for the payment of any installment of principal (as described below). The senior convertible notes bear interest at the rate of 9.25% per annum, which rate may be adjusted to 7.0% per annum at the beginning of each calendar quarter if certain conditions are satisfied. The interest rate is increased to 15% upon the occurrence of an event of default (as described below).

         REPAYMENT OF PRINCIPAL

         The principal amount of the senior convertible notes is to be repaid beginning on the earlier of (i) the first day of the month following the month the Initial Registration Statement is declared effective by the SEC and (ii) May 1, 2007, and, thereafter, the first day of each calendar month. The amount of each payment shall be equal to the quotient of (a) the aggregate outstanding principal of the senior convertible notes divided by (b) the number of months until the Maturity Date. Such principal payments shall be paid in shares of our common stock (subject to the satisfaction of the conditions listed below) or, at our option, in cash or a combination of cash and shares of common stock.

         In order for principal payments to be paid in shares of our common stock, all of the following conditions must be satisfied at the time of such payment:

         o        Either:

                  o The shares of common stock used to make the principal payment are covered by a registration statement that has been effective for a certain continuous period of time (up to six months), subject to certain grace periods; or

                  o All shares of common stock issuable upon conversion in full of the senior convertible notes and exercise in full of the Senior Note Warrants shall be eligible for sale without restriction and without the need for registration under any applicable federal or state securities laws;

         o During the entire six-month period immediately preceding the principal payment date, our common stock shall have been designated for quotation on the OTC Bulletin Board, or any other eligible exchange or market permitted by the senior convertible notes, and shall not have been suspended from trading on such exchange or market (other than suspensions of not more than two days due to business announcements by us) nor shall delisting or suspension by such exchange or market been threatened or pending either in writing by such exchange or market or due to our falling below the minimum listing maintenance requirements of such exchange or market;

         o During the entire one-year period immediately preceding the principal payment date, we shall have delivered shares of common stock upon conversion of the senior convertible notes and upon exercise of the Senior Note Warrants on a timely basis;

         o The common stock used to make the principal payment may be issued without violating the ownership limitations described in more detail below prohibiting an investor from owning in excess of 4.99% of our outstanding shares of common stock (which limit may be raised or lowered to an amount not to exceed 9.99% at the option of the holder upon 61-days prior notice to us) and without violating the regulations of the OTC Bulletin Board or other eligible exchange or market on which our common stock may then trade;

         o We have not failed to timely make any payments due under the Amended Purchase Agreement, the senior convertible notes, the Senior Note Warrants or the amended and restated registration rights agreement, within ten business days of when such payment is due;

         o During the entire six-month period immediately preceding the principal payment date, we shall not have publicly announced that certain types of transactions involving a change of control are pending, proposed or intended that have not been abandoned, terminated or consummated;

         o During the entire six-month period immediately preceding the principal payment date, no event shall have occurred that constitutes, or with the passage of time or giving of notice would constitute, an event of default under the senior convertible notes;

         o        We shall have no knowledge of any fact that would cause:

                  o The registration statement covering the shares of common stock used to make the principal payment not to be effective and available for the resale of such shares of common stock, or

                  o Any shares of common stock issuable upon conversion of the senior convertible notes or upon exercise of the Senior Note Warrants not to be eligible for sale without restriction pursuant to Rule 144(k) of the Securities Act and any applicable state securities laws;

         o If the principal payment to be made in shares of common stock occurs after April 30, 2007, we must have obtained stockholder approval to increase our authorized level of common stock from 110,000,000 shares to at least 200,000,000 shares;

         o If our common stock is listed on an exchange or market other than the OTC Bulletin Board and the issuance of the shares of common stock underlying the senior convertible notes and the Senior Note Warrants would exceed the number of shares of common stock we may issue under the rules and regulations of such exchange or market, then we must have obtained stockholder approval, within 75 days of our common stock being listed on the exchange or market, to permit the listing of all of the shares of common stock underlying the senior convertible notes and the Senior Note Warrants; and

         o We must be in compliance with, and must not have breached any provision, covenant, representation or warranty of, the Amended Purchase Agreement, the senior convertible notes, the Senior Note Warrants or the amended and restated registration rights agreement.

         When we use common stock to make a principal payment, we shall deliver shares to the investors the day after the principal payment due date in an amount equal to the principal payment amount divided by the lower of the Conversion Price or a 10.0% discount to the volume weighted average price of our common stock for the five days preceding the payment date; provided that the discount will be reduced to 7.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share ("First Calculation"). After 20 trading days have elapsed from the principal due date, the amount of principal paid in common stock will then again be divided by the lower of the Conversion Price or a 10.0% discount to the volume weighted average price of our common stock for the 20 days after the principal payment date; provided that the discount will be reduced to 7.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share ("Second Calculation"). If the Second Calculation results in a larger number than the First Calculation, the investors shall be issued additional shares of common stock to cover the difference between the Second Calculation and the First Calculation. If the Second Calculation is less than the First Calculation, the outstanding principal amount of the senior convertible note will be reduced.

         Subject to our right to require the investors to convert all or a portion of the senior convertible notes, which is discussed below, the investor may, upon notice to us, elect to defer payments for a period of up to two years from the date such installment was originally due.

         PAYMENT OF INTEREST

         Interest on the senior convertible notes is payable quarterly beginning on April 1, 2007. The portion of each interest payment that relates to principal amounts paid by us in shares of common stock may, at our option if certain conditions are satisfied, be paid by the issuance of common stock. The other portion of each interest payment must be paid in cash. Any shares of common stock used to pay interest will be valued at 90.0% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date; provided that the shares of common stock used to pay interest will be valued at 92.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share.

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

         Subject to certain conditions, we may require the investors to convert up to 50%, subject to certain limitations, or 100%, of the senior convertible notes after the SEC has declared effective the Initial Registration Statement at any time when the shares of our common stock are trading at or above 150% of the initial Conversion Price in the case of a conversion of up to 50% of the senior convertible notes or at or above 175% of the initial Conversion Price in the case of a conversion of up to 100% of the senior convertible notes (a "Mandatory Conversion"). The senior convertible notes contain certain limitations on optional and mandatory conversion. For example, they provide that no conversion may be made if, after giving effect to the conversion, the investor, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock. This percentage may, however, be raised or lowered to an amount not to exceed 9.99% at the option of the investor upon 61-days prior notice to us.

         The senior convertible notes impose penalties on us for any failure to deliver any shares of our common stock issuable upon conversion.

         EVENTS OF DEFAULT

         The senior convertible notes contain a variety of events of default which are typical for transactions of this type, as well as the following events:

         o The failure of any registration statement required by the amended and restated registration rights agreement to be declared effective by the SEC within 60 days after the date required by the amended and restated registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

         o The suspension from trading or failure of our common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

         o Our failure to issue shares upon conversion of a senior convertible note for more than 10 business days after the relevant conversion date or a notice of our intention not to comply with a request for conversion.

         o The failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion in accordance to the terms of the senior convertible notes.

         o The failure to obtain stockholder approval to increase our authorized level of common stock from 110,000,000 shares to at least 200,000,000 shares on or before April 30, 2007.

         If there is an event of default, then the investors have the right to redeem all or any portion of the senior convertible notes, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for our common stock on the date immediately preceding the event of default, (2) the closing sale price for our common stock on the date immediately after the event of default and (3) the closing sale price for our common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 130% of the number of shares into which the senior convertible notes (including all principal, interest and late fees) may be converted.

         FUNDAMENTAL TRANSACTIONS

         The senior convertible notes prohibit us from entering into certain transactions involving a change of control, unless the successor entity is a publicly traded corporation, whose common stock is quoted on or listed on one of the exchanges specified in the senior convertible notes, and the successor assumes in writing all of our obligations under the senior convertible notes and the other transaction documents.

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

         CONVERSION AND REDEMPTION

         The investors may accelerate the partial payment of the senior convertible notes by requiring that we convert, or at our option, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of our common stock over the prior 20 trading day period. If we use common stock to make the acceleration payment, we shall deliver shares to the investors in an amount equal to the principal amount divided by the lower of the Conversion Price or a 10.0% discount to the volume weighted average price of our common stock for the five days preceding the payment date; provided that the discount will be reduced to 7.5% if the volume weighted average price for the 20 previous trading days is above $1.00 per share.

         COVENANTS

         The senior convertible notes contain a variety of obligations on our part not to engage in certain activities, which are typical for transactions of this type, as well as the following:

         o We will initially reserve out of our authorized and unissued common stock an aggregate of 34,078,554 shares for the conversion of the senior convertible notes and exercise of the Senior Note Warrants; provided, however, that if and after our stockholders approve an increase in our authorized level of common stock from 110,000,000 shares to at least 200,000,000 shares, we will reserve a number of shares equal to 130% of the number of shares of common stock issuable upon conversion of the senior convertible notes and exercise of the Senior Note Warrants.

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

         PARTICIPATION RIGHTS

         The holders of the senior convertible notes are entitled to receive any dividends paid or distributions made to the holders of our common stock on an "as if converted to common stock" basis.

         LIMITATIONS ON TRANSFER

         The senior convertible notes may be sold, assigned or transferred by the investors without our consent but subject to certain customary limitations on transfer which are typical for transactions of this type.

         PURCHASE RIGHTS

         If we issue options, convertible securities, warrants or similar securities to holders of our common stock, the holders of the senior convertible notes shall have the right to acquire the same as if it had converted its senior convertible note into common stock.

         Series L Warrants and Series M Warrants
         ---------------------------------------

         The Series L-1 Warrants and Series L-2 Warrants are immediately exercisable and, in the aggregate, entitle the holders thereof to purchase up to 30,035,495 shares of our common stock. The Series M-1 Warrants and Series M-2 Warrants become exercisable only upon a Mandatory Conversion, if any, and, in the aggregate, entitle the holders thereof to purchase up to 9,761,536 shares of our common stock. All of the Senior Note Warrants have an exercise price of $0.43948 per share and expire 84 months after a registration statement covering the shares underlying the respective Senior Note Warrant is declared effective by the SEC.

         Similar to the senior convertible notes, the Senior Note Warrants require payments to be made by us for failure to deliver the shares of common stock issuable upon exercise. The Senior Note Warrants also contain similar limitations on exercise, including the limitation that the investors may not own in excess of 4.99% of our outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days notice by an investor to us, of up to 9.99%).

         ANTI-DILUTION PROTECTION

         The exercise price of the Senior Note Warrants and the number of shares issuable upon exercise of the Senior Note Warrants are subject to adjustments for stock splits, combinations or similar events. In addition, the exercise price of the Senior Note Warrants and the number of shares issuable upon exercise of the Senior Note Warrants are subject to a "full ratchet" anti-dilution adjustment which, in the event that we issue or are deemed to have issued certain securities at a price lower than the then applicable exercise price, immediately reduces the exercise price of the Senior Note Warrants to equal the price at which we issue or are deemed to have issued our common stock and increases the number of shares exercisable under the Senior Note Warrants by a ratio equal to the old exercise price divided by the new reduced exercise price.

         FUNDAMENTAL TRANSACTIONS

         We may not enter into a transaction involving a change of control unless the successor entity assumes our obligations under the Senior Note Warrants and the successor entity is a publicly traded corporation whose common stock is quoted on or listed on one of the exchanges specified in the Senior Note Warrants. Upon the occurrence of a transaction involving a permitted change of control, the holders of the Senior Note Warrants will have the right, among others, to have the Senior Note Warrants repurchased for a purchase price in cash equal to the Black Scholes value (as calculated pursuant to the Senior Note Warrants) of the then unexercised portion of the Senior Note Warrants.

         PURCHASE RIGHTS

         If we issue options, convertible securities, warrants, stock, or similar securities to holders of our common stock, the holders of the Senior Note Warrants shall have the right to acquire the same as if it had exercised its Senior Note Warrants.

         Amended and Restated Registration Rights Agreement
         --------------------------------------------------

         The amended and restated registration rights agreement required that we file a registration statement with the SEC on or before January 29, 2007 (the "Initial Registration Statement") for the resale by the investors of at least 15,267,292 shares of our common stock underlying the senior convertible notes. We filed the Initial Registration Statement with the SEC on January 24, 2007. The Initial Registration Statement must be declared effective by the SEC on or before April 15, 2007.

         We are also required to file additional registration statements (each an "Additional Registration Statement") for the resale of our common stock underlying the senior convertible notes and Senior Note Warrants, which are to be filed with the SEC within 30 days of the request of an investor. Investor requests may be made at any time on or after the five month anniversary of the effective date of the most recent registration statement covering shares underlying the senior convertible notes or Senior Note Warrants. Each Additional Registration Statement shall cover the maximum number of shares permitted by the SEC. Each Additional Registration Statement must be declared effective by the SEC within 60 days of the applicable investor request (or 90 days if there is a full review by the SEC of the applicable Additional Registration Statement). Our obligation to file Additional Registration Statements continues until either all of the shares of our of common stock underlying the senior convertible notes and Senior Note Warrants have been covered by a registration statement or all of the shares of our common stock underlying the senior convertible notes and Senior Note Warrants may be sold by the investors without restriction under Rule 144(k) promulgated under the Securities Act.

         Subject to certain grace periods, the Initial Registration Statement and each Additional Registration Statement must remain effective and available for use until the earlier of the date the investors can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) and the date all such securities have been sold pursuant to the registration statement. If we fail to meet the filing or effectiveness requirements of the Initial Registration Statement or any Additional Registration Statement, subject to certain grace periods, we are required to pay liquidated damages of $132,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total penalties payable by us for our failure to meet these filing and effectiveness requirements are capped at $825,000. The amended and restated registration rights agreement provides for customary indemnification for us and the investors.

         Placement Agent Fees and Warrants
         ---------------------------------

         In connection with the Senior Convertible Note Financing, we paid aggregate placement agent fees to Montgomery & Co., LLC (a NASD-registered broker-dealer) in the amount of $396,000 in cash ($300,000 associated with the July 30, 2006 private placement and $96,000 associated with the January 18, 2007 private placement) and issued warrants to the Montgomery 2006-5 Partnership, as a designee of Montgomery & Co., LLC, to purchase an aggregate of 600,710 shares of our common stock (455,084 warrants associated with the July 30, 2006 private placement and 145,626 warrants associated with the January 18, 2007 private placement). The warrants have an exercise price of $0.43948 per share and expire 5 years from the date of issuance.

         The foregoing raises during fiscal years ended December 31, 2004, 2005 and 2006 and during the first several weeks of 2007 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products, generate a certain level of interest in the marketplace and support our continuing operations. We anticipate that the proceeds from our Senior Convertible Note Financing described above will be sufficient to support our operations through August 30, 2007. However, if we do not experience a significant increase in revenues by June 30, 2007, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

ITEM 8A.   CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to our directors and executive officers.

NAME                              AGE     POSITION WITH COMPANY
----                              ---     ---------------------
Thomas M. Wittenschlaeger          49     Chief Executive Officer, President,
                                          Director and Chairman of the Board
Bob van Leyen                      63     Chief Financial Officer and Secretary
Ken Bramlett                       47     Director (1) (2)
Larry L. Enterline                 54     Director (1) (3)
Albert Wong                        58     Director (1) (4)
___________________

(1) Member of the Audit, Nominating and Governance, and Compensation Committees.
(2) Chairperson of the Nominating and Governance Committee.
(3) Chairperson of the Audit Committee.
(4) Chairperson of the Compensation Committee.

         THOMAS M. WITTENSCHLAEGER, (age 49), is our Chief Executive Officer, President, a director and Chairman of the Board. Mr. Wittenschlaeger has accumulated more than twenty-two years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing. Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004.

         LARRY L. ENTERLINE, (age 54), is one of our directors and Chairperson of the Audit Committee. In February 2006, Mr. Enterline was reappointed as the Chief Executive Officer of COMSYS IT Partners, Inc., a leading provider of information technology services, having previously served from December 2000 to September 2004 as the Chief Executive Officer of Venturi Partners, Inc. (the predecessor to COMSYS IT Partners prior to the September 2004 merger between Venturi Partners and COMSYS Holding, Inc.). Mr. Enterline has also served as a director of COMSYS IT Partners since the 2004 merger, previously having served as a director of Venturi Partners from December 2000 to March 2003 and as chairman of the board of Venturi Partners from April 2003 until the date of the merger. From 1989 to November 2000, Mr. Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. Mr. Enterline brings decades of market-defining successes to our Board. Mr. Enterline is also a member of the board of directors of Concurrent Computer Corp. Mr. Enterline has been one of our directors since October 18, 2004.

         KEN BRAMLETT, (age 47), is one of our directors and Chairperson of the Nominating and Governance Committee. Mr. Bramlett has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., since January 2006. Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005. Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994. From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson,

Bradshaw and Hinson, P.A. Mr. Bramlett brings 20 years of experience in corporate law and governance, public and private equity, and mergers and acquisitions to our Board. Mr. Bramlett has been one of our directors since December 2, 2004.

         ALBERT WONG, (age 58), is one of our directors and Chairperson of the Compensation Committee. Mr. Wong has more than twenty years of experience in the high-tech industry, from start-up phase to executive management. He is a co-founder of AST Research, a world class PC manufacturer founded in 1980, where he served as director, Chief Technology Officer & Executive Vice President from 1980 to 1989. Later, he founded AMKLY Systems, a producer of high performance PC and network servers. He was President & CEO of AMKLY through 1996. In October 1998, Mr. Wong was recruited by Clarion Co., Ltd. to start a North America research and development center. He served as director, President & CEO of Clarion Advanced Technology (later as Zandiant Technologies) until June 2003. Since June 2003, Mr. Wong has acted as a private investor. Mr. Wong has also served as a member of board of directors with Printrak International, a leading fingerprint identification company, Netsoft and InfoGation Corporation and served as an advisor to Express Manufacturing, Inc., a leading contract manufacturing company, from May 2002 until March 2006. Mr. Wong has been one of our directors since May 17, 2004.

         BOB VAN LEYEN, (age 63), is our Chief Financial Officer and Secretary. Mr. van Leyen has more than twenty-four years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management. From 2002 to 2003, Mr. van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry. From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics. During his twenty-four years of employment, Mr. van Leyen has managed extensive financial operations organizations in Europe, Asia, and the United States, providing financial support to operations. Mr. van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration. Mr. van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

TERM OF OFFICE AND FAMILY RELATIONSHIPS

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. These officers, directors and shareholders are required by SEC regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of these reports furnished to us during 2006 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with.

ITEM 10.   EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following section contains information about the compensation paid to our executive officers and directors during the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

         The following table provides information concerning the compensation for the year ended December 31, 2006 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2006 (collectively, the "named executive officers").

                                          SUMMARY COMPENSATION TABLE - 2006

                                                                                              CHANGE IN
                                                                                               PENSION
                                                                                              VALUE AND
                                                                                NON-EQUITY   NONQUALIFIED
                                                                                 INCENTIVE     DEFERRED
                                                             STOCK      OPTION     PLAN      COMPENSATION   ALL OTHER
         NAME AND                    SALARY      BONUS       AWARDS     AWARDS  COMPENSATION   EARNINGS    COMPENSATION   TOTAL
    PRINCIPAL POSITION      YEAR       ($)        ($)         ($)       ($)(1)      ($)          ($)           ($)         ($)
--------------------------  ----   ----------   --------   ---------  ---------- -----------  -----------  ------------  ---------
Thomas M. Wittenschlaeger,
Chief Executive Officer
and President               2006   164,375(2)   70,000(3)        --     148,050      --           --         30,613(4)    413,038
Bob van Leyen,              2006   134,377(5)   30,000(6)        --      18,750      --           --         17,983(7)    201,110
Chief Financial Officer

-------------------

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See the Outstanding Equity Awards at December 31, 2006 table below for more information on options held by the named executive officers.
(2) Effective August 8, 2006, our Compensation Committee approved an increase to Mr. Wittenschlaeger's annual salary from $155,000 to $180,000. Mr. Wittenschlaeger's annual salary had previously been decreased from $195,000 to $155,000 in November 2004 in an effort to reduce our expense run rates.
(3)      Consists of a $70,000 cash performance bonus in August 2006.
(4) Consists of $23,730 in reimbursement of living expenses for an apartment in Southern California and $6,883 in health and life insurance premiums.
(5) Effective August 8, 2006, our Compensation Committee approved an increase to Mr. van Leyen's annual salary from $125,000 to $150,000. Mr. van Leyen's annual salary had previously been decreased from $190,000 to $125,000 in November 2004 in an effort to reduce our expense run rates.
(6)      Consists of a $30,000 cash performance bonus in August 2006.
(7)      Consists of $17,983 in health and life insurance premiums.

EMPLOYMENT AGREEMENTS AND EXECUTIVE COMPENSATION

         There are no employment contracts, termination agreements, or change-in-control arrangements between us and any of our named executive officers. The Compensation Committee reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis. The Compensation Committee may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion. The Compensation Committee may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2006.

                                       OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

                                                                                                  STOCK AWARDS
                                                                                      --------------------------------------
                                                                                                                    EQUITY
                                                                                                         EQUITY    INCENTIVE
                                              OPTION AWARDS                                            INCENTIVE     PLAN
                     ----------------------------------------------------------------                     PLAN      AWARDS:
                                                                                      NUMBER             AWARDS:   MARKET OR
                                                   EQUITY                              OF      MARKET    NUMBER     PAYOUT
                                                  INCENTIVE                           SHARES  VALUE OF     OF      VALUE OF
                                                    PLAN                               OR      SHARES    UNEARNED   UNEARNED
                       NUMBER        NUMBER        AWARDS:                            UNITS     OR       SHARES,    SHARES,
                         OF            OF         NUMBER OF                            OF     UNITS OF    UNITS    UNITS OR
                     SECURITIES    SECURITIES     SECURITIES                          STOCK    STOCK    OR OTHER     OTHER
                     UNDERLYING    UNDERLYING     UNDERLYING                           THAT    THAT      RIGHTS     RIGHTS
                     UNEXERCISED   UNEXERCISED    UNEXERCISED   OPTION                 HAVE     HAVE      THAT       THAT
                       OPTIONS      OPTIONS        UNEARNED    EXERCISE    OPTION      NOT      NOT     HAVE NOT   HAVE NOT
                         (#)          (#)          OPTIONS      PRICE    EXPIRATION   VESTED   VESTED    VESTED     VESTED
    NAME             EXERCISABLE  UNEXERCISABLE      (#)         ($)        DATE       (#)      ($)        (#)        ($)
-------------------  -----------  -------------  ------------  --------  ----------  --------  -------  ---------  ---------
Thomas M.               233,333    116,667(1)         --        1.00     07/15/2012     --       --         --         --
Wittenschlaeger
Bob van Leyen           300,000         --            --        1.00     09/29/2011     --       --         --         --

---------------------

(1) These options vest on July 15, 2007.

COMPENSATION OF DIRECTORS

         Each of our non-employee directors is entitled to receive cash compensation in the amount of $15,000 per year for service on our board of directors. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We currently have a policy in place to grant each non-employee director an option to purchase shares of our common stock on the date of his or her commencement of service as a director. We may also periodically award options or warrants to our directors under our existing option and incentive plans.

         The following table provides information concerning the compensation of our directors for the year ended December 31, 2006.

                                                DIRECTOR COMPENSATION

                                                                                  CHANGE
                                                                                IN PENSION
                                                                                VALUE AND
                                                                  NON-EQUITY   NONQUALIFIED
                           FEES EARNED                            INCENTIVE      DEFERRED
                             OR PAID      STOCK        OPTION        PLAN      COMPENSATION   ALL OTHER
                             IN CASH      AWARDS       AWARDS    COMPENSATION    EARNINGS    COMPENSATION    TOTAL
          NAME                 ($)          ($)        ($)(1)        ($)           ($)           ($)          ($)
------------------------  ------------  ----------  -----------  ------------  ------------  ------------  ---------
Larry L. Enterline           15,000         --       19,692(2)        --            --            --         34,692
Ken Bramlett                 15,000         --       20,600(3)        --            --            --         35,600
Albert Wong                  15,000         --       48,667(4)        --            --            --         63,667

-------------------
(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of stock options granted to each of our directors calculated in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our directors.
(2) At December 31, 2006, Mr. Enterline held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 58,333 options were vested at December 31, 2006.
(3) At December 31, 2006, Mr. Bramlett held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 66,667 options were vested at December 31, 2006.
(4) At December 31, 2006, Mr. Wong held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 66,667 options were vested at December 31, 2006.

STOCK OPTION PLAN

     GENERAL

         Our 2005 Stock Plan (the "2005 Plan") was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders. We do not intend to grant any stock options under our 2005 Plan until the plan has been registered under applicable federal and state securities laws. We are in the process of preparing a registration statement on Form S-8 for filing with the Commission and comparable California state securities filings.

         All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan ("Non-Plan Options"). As of March 12, 2007, options to purchase a total of 1,275,000 shares of common stock were outstanding under Non-Plan Options. As of March 12, 2007, there were 897,500 options to purchase common stock which have been committed to by the Company to new employees and tentatively approved by the Board, subject to the 2005 Plan being registered under applicable federal and state securities laws. These commitments will not be deemed granted until the 2005 Plan has been registered under such laws. Excluding these commitments to issue 897,500 options, 2,102,500 shares will remain available for issuance under the 2005 Plan, subject to the limitations of authorized common stock. We anticipate that future stock options will be issued pursuant to our 2005 Plan or other stock option plans as may be approved by our Board and shareholders in the future.

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

     ADMINISTRATION

         The 2005 Plan is to be administered by our Board of Directors or an appropriate committee of our Board of Directors. It is the intent of the 2005 Plan that it be administered in a manner such that option grants and exercises would be "exempt" under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 12, 2007, certain information with respect to the beneficial ownership of our stock by (i) each of our Named Executive Officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"), and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 54,885,863 shares of common stock outstanding as of March 12, 2007.

                                              NUMBER OF SHARES OF COMMON STOCK          PERCENT OF COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                          BENEFICIALLY OWNED                   BENEFICIALLY OWNED
------------------------                             ------------------                   ------------------
Thomas M. Wittenschlaeger                             3,233,333 (2)                           5.88%

Bob van Leyen                                           700,000 (3)                           1.27%

Albert Wong                                             377,778 (4)                               *

Ken Bramlett                                             66,667 (5)                               *

Larry L. Enterline                                       66,667 (6)                               *

All executive officers and directors as a             4,444,445 (7)                           7.98%
group (5 persons)

* Less than 1%.
--------------------------

(1) Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705.
(2) Thomas M. Wittenschlaeger is our President, Chief Executive Officer and Chairman of the Board. Includes 233,333 shares of common stock issuable upon the exercise of options which were exercisable as of March 12, 2007 or exercisable within 60 days after March 12, 2007.
(3) Bob van Leyen is our Chief Financial Officer and Secretary. Includes 300,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 12, 2007.
(4) Albert Wong is one of our directors. Includes 100,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 12, 2007 or exercisable within 60 days after March 12, 2007. Also includes 138,889 shares of common stock and 138,889 shares underlying Series D Warrants held by DMK Investments, LLC, the power to vote or dispose of which is shared by Albert Wong and Lia Wong as Managers of DMK Investments, LLC.
(5) Ken Bramlett is one of our directors. Represents 66,667 shares of common stock issuable upon the exercise of options which were exercisable as of March 12, 2007 or exercisable within 60 days after March 12, 2007.
(6) Larry L. Enterline is one of our directors. Represents of 66,667 shares of common stock issuable upon the exercise of options which were exercisable as of March 12, 2007 or exercisable within 60 days after March 12, 2007.
(7) Represents 3,000,000 shares of common stock and 233,333 shares issuable upon the exercise of options held by Thomas M. Wittenschlaeger; 400,000 shares of common stock and 300,000 shares issuable upon the exercise of options held by Bob van Leyen; 100,000 shares issuable upon the exercise of options held by Albert Wong; 66,667 shares issuable upon the exercise of options held by Ken Bramlett; and 66,667 shares issuable upon the exercise of options held by Larry L. Enterline. Also includes 138,889 shares of common stock and 138,889 shares underlying Series D Warrants held by DMK Investments, LLC, the power to vote or dispose of which is shared by Albert Wong and Lia Wong as Managers of DMK Investments, LLC.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2006.

                                        Number of Shares to be      Weighted Average       Number of Securities
Plan Category                            Issued Upon Exercise        Exercise Price       Available for Issuance
-------------------------------------   ----------------------    -------------------    ------------------------
PLANS APPROVED BY STOCKHOLDERS
   2005 Stock Plan(1)                           370,500                  $1.00                   2,629,500

PLANS NOT APPROVED BY STOCKHOLDERS
   Non-Plan Stock Options(2)                  1,275,000                  $1.00                      N/A
   Warrants for Services(3)                   3,758,917                  $0.65                      N/A

TOTAL                                         5,404,417                  $0.75                   2,629,500

------------------------------------

(1) Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders. Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted. As of December 31, 2006, there were 370,500 options to purchase common stock which have been committed to by the Company to new employees and tentatively approved by our Board of Directors, subject to the 2005 Stock Plan being registered under applicable federal and state securities laws. These commitments will not be deemed granted until the 2005 Stock Plan has been registered under such laws.

(2) Consists of stock options to purchase shares of our common stock granted to our employees, executive officers and directors outside of a formal stock option plan. These stock options vest at the rate of 33?% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant.
(3) Consists of warrants to purchase shares of our common stock granted in consideration for consulting services, advisory services, placement agent services and similar services rendered to us by third parties.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 7, 2003, we entered into an agreement with Express Manufacturing, Inc. ("EMI") to provide us contract manufacturing services. EMI is owned by director Albert Wong's in-laws. Mr. Wong served as an advisor to EMI from May 2002 until March 2006, but has no direct financial interest in the company. EMI manufactures printed board assemblies for us in quantities and prices as set forth in quotations delivered to us for review and acceptance. Under this arrangement, we made no payments to EMI in the fiscal year ended December 31, 2003 and approximately $183,000, $143,000 and $51,000 in payments during fiscal years ended December 31, 2004, 2005 and 2006, respectively. We have no reason to believe that Mr. Wong's relationship with EMI has resulted in us being charged materially less or materially more than EMI would charge unaffiliated third parties for comparable services. Please refer to the detailed description of our manufacturing arrangement with EMI set forth in the "Business" section of this prospectus under the caption "Manufacturing and Suppliers" beginning on page 8 of this Report for more information regarding our relationship with EMI.

         In addition, during the year ended December 31, 2006, we sold several of our network switch products to EMI for a total amount of $44,801. The price paid by EMI for our products was in line with our commercial rates.

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

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

     3.2 Articles of Amendment to Articles of Incorporation increasing Company's authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 15, 2005)
     3.3 Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 5, 2006)
     3.4 Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
     3.5 Amendment to Bylaws - Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15,
               2005)
    10.1 Full Service Lease dated May 3, 2004 between PS Business Parks, L.P., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15,
               2005).
     10.2 Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit
               10.2 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    10.3 Securities Purchase Agreement by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. in conjunction with June 2004 private placement of common stock and warrants (incorporated herein by reference to Exhibit 10.14 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.4 Registration Rights Agreement by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. in conjunction with June 2004 private placement of common stock and warrants (incorporated herein by reference to Exhibit 10.15 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.5 Amendment No. 1 to Registration Rights Agreement, effective December 12, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit
               4.4 to the Company's Registration Statement on Form SB-2, Registration No. 333-131184, filed with the SEC on January 20,
               2006)
    10.6 Letter Agreement, effective as of September 20, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the SEC on September 26, 2005)
    10.7       Form of Series C Warrant (incorporated herein by reference to
               Exhibit 10.6 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.8 Form of Letter Amendment to Series C Warrant reducing exercise price to $1.25 per share (incorporated herein by reference to Exhibit 10.7 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.9 Amendment No. 1 to Series C Warrant, effective December 12, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form SB-2, Registration No. 333-131184, filed with the SEC on January 20, 2006)
    10.10      Form of Series D Warrant (incorporated herein by reference to
               Exhibit 10.8 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.11 Amendment No. 1 to Series D Warrant, effective December 12, 2005, by and among Raptor Networks Technology, Inc., DMK Investments, LLC, Transglobal Investments, LLC, and Uptrend Investments, Inc. (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2, Registration No. 333-131184, filed with the SEC on January 20, 2006)

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

    10.12 Managing Dealer Agreement dated March 22, 2005 between Brookstreet Securities Corporation and Raptor Networks Technology, Inc., entered into in conjunction with our 2005 Private Placement of "units" (incorporated herein by reference to
               Exhibit 10.16 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.13** 2005 Stock Plan effective June 9, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3,
               2006)
    10.14** Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    10.15 Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 4, 2006)
    10.16 First Amendment to Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 4, 2006)
    10.17 Payoff Agreement, dated July 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on July 31, 2006)
    10.18 Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
    10.19 Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
    10.20 Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.21 Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.22 Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x   Filed herewith.
**  This exhibit is a management contract or a compensatory plan or arrangement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2005 and December 31, 2006 by our auditors, Comiskey & Company, P.C. ("Comiskey & Company").

                                       FISCAL 2005             FISCAL 2006
                                       -----------             -----------

Audit Fees(1)                          $    19,023             $    29,027

Audit-Related Fees(2)                  $       364             $         -

Tax Fees(3)                            $     3,000             $     2,200

All Other Fees(4)                      $         0             $       325
_____________________
(1) AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Comiskey & Company in connection with statutory and regulatory filings or engagements.

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

Dated: March 19, 2007                    RAPTOR NETWORKS TECHNOLOGY, INC.


                                         By:  /s/ Thomas M. Wittenschlaeger
                                             -----------------------------------
                                              Thomas M. Wittenschlaeger,
                                              Chief Executive Officer

Dated: March 19, 2007                     RAPTOR NETWORKS TECHNOLOGY, INC.



                                         By:  /s/ Bob van Leyen
                                             -----------------------------------
                                              Bob van Leyen,
                                              Chief Financial Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, an amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                         Capacity                Date
            ---------                         --------                ----

/s/ Thomas M. Wittenschlaeger                 Director           March 19, 2007
---------------------------------
    Thomas M. Wittenschlaeger

/s/ Ken Bramlett                              Director           March 19, 2007
---------------------------------
    Ken Bramlett

/s/ Larry L. Enterline                        Director           March19, 2007
---------------------------------
    Larry L. Enterline

/s/ Albert Wong                               Director           March 19, 2007
---------------------------------
    Albert Wong

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm ....................F-2

Financial Statements

     Consolidated Balance Sheets............................................F-3

     Consolidated Statements of Operations..................................F-4

     Consolidated Statements of Stockholders' Equity (Deficit)..............F-5

     Consolidated Statements of Cash Flows..................................F-6

     Notes to Consolidated Financial Statements.............................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Raptor Networks Technology, Inc.


We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Networks Technology, Inc. as of December 31, 2005 and 2006, and the consolidated results of its operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has sustained accumulated losses from operations totaling more than $58,500,000 at December 31, 2006. This condition, and the fact that the Company has had no significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
March 17, 2007

                                                          /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2005               2006
                                                                             -------------      -------------
                                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $   1,442,130      $     821,388
   Accounts Receivable                                                             178,640            319,764
   Inventory, net                                                                1,132,322            951,618
   Prepaid expenses                                                                199,246            218,650
   License fees                                                                    305,320            297,520
   Other current assets                                                             21,259             22,176
                                                                             -------------      -------------
      Total current assets                                                       3,278,917          2,631,116

PROPERTY AND EQUIPMENT, NET                                                        587,659            282,560

OTHER ASSETS
   Debt discount cost                                                                   --          1,979,004
   Debt issue cost                                                                  12,838             97,176
   Deposits                                                                        102,362            102,362
                                                                             -------------      -------------

TOTAL ASSETS                                                                 $   3,981,776      $   5,092,218
                                                                             =============      =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                          $     155,412      $      87,488
   Deferred revenue                                                                     --             36,376
   Accrued liabilities                                                             144,239            205,619
   Detachable  warrants                                                                 --          9,773,967
   Conversion option liability                                                          --          6,806,620
   Senior convertible note payable                                                      --          1,041,666
   Short-term convertible debt                                                          --          1,214,290
   Accrued interest payable                                                         52,464            265,055
                                                                             -------------      -------------
      Total current liabilities                                                    352,115         19,431,081

Long-term convertible debt                                                       1,214,290                 --

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 5,000,000 shares authorized                           --                 --
   Common stock, $.001 par; 75,000,000 and 110,000,000 shares
      authorized 54,204,367 and 54,360,096 shares issued and outstanding            54,204             54,360
   Additional paid-in capital                                                   43,971,664         44,316,848
   Accumulated deficit                                                         (41,610,497)       (58,710,071)
                                                                             -------------      -------------
      Total stockholders' equity (deficit)                                       2,415,371        (14,338,863)
                                                                             -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $   3,981,776      $   5,092,218
                                                                             =============      =============


            The accompanying notes are an integral part of these consolidated financial statements




                                   RAPTOR NETWORKS TECHNOLOGY, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      DECEMBER 31,      DECEMBER 31,
                                                                          2005              2006
                                                                     -------------      -------------

REVENUE, NET                                                         $     289,236      $     849,285
COST OF SALES                                                              120,300            320,073
                                                                     -------------      -------------

GROSS PROFIT                                                               168,936            529,212
                                                                     -------------      -------------

OPERATING EXPENSES
   Consulting                                                                   --            105,508
   Finder's Fees                                                         1,064,405            465,000
   Cost of warrants granted                                              3,432,994                 --
   Salary expense and salary related costs                               3,072,206          2,890,942
   Marketing expense                                                       349,310            229,381
   Research & Development                                                  403,057            545,522
   Selling, general and administrative                                   2,324,939          2,404,743
                                                                     -------------      -------------

    Total operating expenses                                            10,646,911          6,641,096
                                                                     -------------      -------------

Loss from operations                                                   (10,477,975)        (6,111,884)
                                                                     -------------      -------------

OTHER INCOME (EXPENSE)
   Interest income                                                           2,779              1,609
   Change in fair value of warrants and conversion feature                      --         (9,080,794)
   Cost associated with convertible debt                                (2,652,000)                --
   Debt financing amortization - warrants and conversion feature                --         (1,562,456)
   Interest expense                                                       (263,744)          (346,049)
                                                                     -------------      -------------

Total other income (loss)                                               (2,912,965)       (10,987,690)
                                                                     -------------      -------------

Loss before income taxes                                               (13,390,940)       (17,099,574)
                                                                     -------------      -------------

Income tax benefit                                                              --                 --

NET LOSS                                                             $ (13,390,940)     $ (17,099,574)
                                                                     =============      =============

Basic and diluted net loss per share                                 $       (0.33)     $       (0.32)
                                                                     =============      =============

Basic and diluted weighted average number
  of shares outstanding                                                 40,001,954         54,213,443
                                                                     =============      =============


        The accompanying notes are an integral part of these consolidated financial statements




                                                  RAPTOR NETWORKS TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common Stock                         Additional             Total
                                  -------------------    Additional    Paid-in                 stockholders'
                                  Number of               Paid-in      Capital-   Accumulated     equity
                                   shares      Amount     Capital      Warrants     Deficit      (deficit)
                                  ----------   ------    ----------   ----------  -----------   -----------

Balance, December 31, 2004        30,845,942   30,846    26,836,247      120,000  (28,219,557)   (1,232,464)
                                  ----------   ------    ----------   ----------  -----------   -----------
Common stock issued for legal        975,000      975       388,538           --           --       389,513
settlement, January 12, 2005
$0.40 per share

Common stock issued for legal
settlement, January 12, 2005
$0.578 per share                     262,500      262       151,463           --           --       151,725

Common stock and warrants issued
for Cash, April - June 2005 $0.50
per share                          4,262,000    4,262     2,126,738           --           --     2,131,000

Common stock and warrants issued
for Cash, July - September 2005
$0.50 per share                    6,355,000    6,355     3,171,145           --           --     3,177,500

Common stock issued in bridge
loan conversion $0.40 per share    1,540,244    1,540       614,557           --           --       616,097

Common stock issued in bridge
loan conversion $0.50 per share    6,023,931    6,024     2,503,947           --           --     2,509,971

Common stock issued for services
issued for Note                      300,000      300       157,800           --           --       158,100

Beneficial conversion
Feature of convertible notes              --       --            --    2,271,400           --     2,271,400

Detachable common stock purchase
warrants                                  --       --            --      380,600           --       380,600

Warrants issued as a financing
incentive                                 --       --            --    3,432,994           --     3,432,994

Common stock and warrants issued
for Cash, Oct - December 2005
$0.50 per share                    3,639,750    3,640     1,816,235           --           --     1,819,875

Net loss for the year ended
December 31, 2005                         --       --            --           --  (13,390,940)  (13,390,940)
                                  ----------   ------    ----------   ----------  -----------   -----------
Balance, December 31, 2005        54,204,367   54,204    37,766,670    6,204,994  (41,610,497)    2,415,371
                                  ----------   ------    ----------   ----------  -----------   -----------
Common stock issued upon cashless     46,979       47        23,442      (23,489)          --            --
exercise of Warrants

Common stock issued for cash upon
exercise of Warrants                 108,750      109        54,266           --           --        54,375

Stock Based Compensation                  --       --       168,214           --           --       168,214

Beneficial Conversion Privilege           --       --       122,751           --           --       122,751

Net loss for the year ended
December 31, 2006                         --       --            --           --  (17,099,574)  (17,099,574)
                                  ----------   ------    ----------   ----------  -----------   -----------
Balance, December 31, 2006        54,360,096   54,360    38,135,343    6,181,505  (58,710,071)  (14,338,863)
                                  ----------   ------    ----------   ----------  -----------   -----------

                        The accompanying notes are an integral part of the consolidated financial statements.




                                           RAPTOR NETWORKS TECHNOLOGY, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              December 31, 2005      December 31, 2006
                                                                              -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(13,390,940)          $(17,099,574)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation                                                                 316,388                311,563
         Amortization                                                                  12,838              1,600,867
         Common stock issued for services/settlements                                 699,338                     --
         Change in fair value of warrants and conversion options                           --              9,080,794
         Interest expense related to debt conversion                                2,652,000                     --
         Common stock compensation expense                                                 --                168,214
         Common stock issued for interest payable related to
           debt conversion                                                            166,068                     --
         Warrants issued                                                            3,432,994                     --
     Changes in operating assets and liabilities:
          Accounts receivable                                                              --               (141,124)
          Other current assets                                                       (190,266)                  (916)
          Deposits                                                                      1,971                     --
          Prepaid assets                                                               61,051                (19,404)
          License fees                                                                (45,840)                 7,800
          Inventories                                                                  79,968                180,704
          Accounts payable                                                           (262,908)               (67,924)
      Interest payable                                                                    745                212,591
          Other accrued liabilities                                                  (953,447)                61,380
          Deferred Revenue                                                            (44,000)                36,376
                                                                                 ------------           ------------
     Net cash flows from operating
      activities                                                                   (7,464,040)            (5,668,653)
                                                                                 ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                            (133,601)                (6,464)
                                                                                 ------------           ------------
     Net cash flows from investing
      activities                                                                     (133,601)                (6,464)
                                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                                   7,128,375                 54,375
         Proceeds from issuance of convertible note payable                                --              5,000,000
Payments on short-term debt                                                           (87,817)              (689,410)
         Proceeds from convertible Debt                                             1,960,000                689,410
                                                                                 ------------           ------------
     Net cash flows from investing
      activities                                                                    9,000,558              5,054,375
                                                                                 ------------           ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                               1,402,917               (620,742)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       39,213              1,442,130
                                                                                 ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  1,442,130           $    821,388
                                                                                 ============           ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY

Property and equipment acquired by short term note                                         --                     --
Interest paid                                                                          80,922                 95,043
Taxes paid                                                                                 22                     --

                The accompanying notes are an integral part of the consolidated financial statements.

                                                         F-6

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

INVENTORY
---------
Inventory is recorded at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2006 consists of raw materials and finished goods.

LICENSE FEES
------------
The Company capitalizes software license fees from third party software which is included in its systems. These costs will be amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software. The amount of capitalized license fees totaled $310,000 for the years ended December 31, 2005 and December 31, 2006. Amortization of these license fees included in cost of sales for the years ended December 31, 2005 and 2006 totaled 4,160 and $7,800 respectively.

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

MARKETING COSTS
---------------
Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2006, advertising costs were $349,310 and $229,381 respectively.

RESEARCH AND DEVELOPMENT COSTS
------------------------------
Research and development (R&D) costs, which are expensed as incurred, are comprised of the following costs incurred in performing R&D activities: product design cost including rental of design tools, consumables, and costs of prototypes.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
-------------------------------------------
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for the years ended December 31, 2005 and 2006.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


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

The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. The Company does not intend to grant any stock options under the 2005 Stock Plan until the plan has been registered under applicable federal and state securities laws. The Company is in the process of preparing a registration statement on Form S-8 covering our 2005 Stock Plan with the Securities and Exchange Commission and comparable California state securities filings for option outside of the plan. As of December 31, 2006, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

As of December 31, 2006, the total unrecognized share-based compensation cost related to unvested stock options was approximately $130,049. For the year ended December 31, 2006 the Company recognized $168,214 in stock-based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.

Information with respect to stock option activity is as follows:

                                                                Weighted Average
                                                  Shares         Exercise Price
                                              -------------     ----------------
Outstanding at December 31, 2005                 2,020,000           $1.00
  Granted                                          253,500           $1.00
  Exercised                                              -               -
  Forfeited or expired                            (628,000)          $1.00
                                              -------------     ----------------
Outstanding at December 31, 2006                 1,645,500           $1.00
                                              =============     ================
Options exercisable at December 31, 2006          981,664

The fair value of each stock option grant for the year ended December 31, 2006 was estimated on the date of grant using the following assumptions:

         Dividend Yield......................................           0.0%
         Risk-Free Interest Rate.............................           6.0%
         Expected Life.......................................     .75 - 3 years
         Expected Volatility.................................       91% - 164%

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company stock option plans for the year ended December 31, 2005:

                                                               December 31, 2005
                                                               -----------------
Net Income (loss)
   As reported.............................................     $ (13,390,940)
                                                                ==============
Stock-based employee compensation expense determined
  under the fair value method..............................          (167,392)
                                                                ==============
    Pro forma..............................................     $ (13,558,332)
                                                                ==============

Basic net loss per share
   As reported.............................................     $       (0.33)
                                                                ==============
   Pro forma...............................................     $       (0.34)
                                                                ==============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS
-------------------------------------------------
The Financial Accounting Standards Board has issued "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2006 and the year ended December 31, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

CONCENTRATION OF RISK
---------------------
From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2006 was approximately $750,000.

LOSS PER SHARE
--------------
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

COMPENSATED ABSENCES
--------------------
The Company maintains a personal time off policy. Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days. For the years ended December 31, 2005 and 2006 the balance owed for compensated absences was $82,821 and $108,752 respectively.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company's fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48. The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have an effect on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2008. The Company is currently evaluating the impact of this standard.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many ?nancial instruments and certain other items at fair value. The objective is to improve ?nancial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for ?nancial instruments. SFAS No. 159 is effective as of the beginning of an entity's ?rst ?scal year that begins after November 15, 2007. The Company is currently evaluating the impact of this standard.

PRESENTATION AS A GOING CONCERN
-------------------------------
The Company has had only a limited operating history with minimal sales, and has sustained operating losses of $13,390,940 in 2005 and $17,099,574 in 2006. Although at December 31, 2006, the Company had a working capital deficit position of ($16,799,965) and a stockholders' deficit of $14,338,863, these results came primarily from additional debt financing and the conversion of debt to equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In January, 2007, the Company raised an additional $1.6 million and in the period January - March 2007, the Company received an additional $161,655 from the cash exercise of existing warrants. In addition, it is expected that revenue growth will increasingly cover funding needs the Company may have. However, there is no guarantee that this revenue growth will occur and the Company currently has no commitments for any additional financing and there can be no assurance that the Company will be able to obtain requisite financing on acceptable terms, if at all. The accompanying financial statements do not reflect any adjustments which might be necessary if the Company is unable to continue.

2.       PROPERTY & EQUIPMENT
         --------------------

Property and equipment consisted of the following:
                                                                                        December 31, 2005      December 31, 2006
                                                                                        -----------------      -----------------

         Furniture and Office equipment                                                 $         188,481      $         194,944
         Computer equipment                                                                       193,701                193,701
         Testing equipment                                                                        606,738                606,738
         Leasehold Improvements                                                                   113,317                113,317
                                                                                        -----------------      -----------------

                                                                                                1,102,237              1,108,700
         Less: Accumulated depreciation                                                          (514,578)              (826,140)
                                                                                        -----------------      -----------------

                                                                                        $         587,659      $         282,560
                                                                                        =================      =================

3.       INVENTORY
         ---------

Inventory consisted of the following:
                                                                                        December 31, 2005      December 31, 2006
                                                                                        -----------------      -----------------

         Raw Materials                                                                  $         962,483      $         886,785
         Finished Goods                                                                           169,839                 64,833
                                                                                        -----------------      -----------------

                                                                                        $       1,132,322      $         951,618
                                                                                        =================      =================

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


4.       CONVERTIBLE DEBT
         ----------------

                                    8%, 3 YEAR NOTES    10% BRIDGE NOTES    8% BRIDGE NOTES
                                    ----------------    ----------------    ---------------

Balance at December 31, 2004         $    1,214,290      $    1,000,000      $           --

   Issuance of Notes                             --           1,360,000             600,000
   Conversion on August 25, 2005                 --          (2,360,000)                 --
   Conversion on July 15, 2005
                                                 --                  --            (600,000)
                                     --------------      --------------      --------------

Balance at December 31, 2005         $    1,214,290      $           --      $           --

                                     ==============      ==============      ==============
Balance at December 31, 2006         $    1,214,290      $           --      $           --
                                     ==============      ==============      ==============

8%, 3 Year Notes
----------------

During the period December 2003 to April 2004, the Company received convertible loans for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. The loans are convertible into shares of the Company's common stock at any time during the three year period following initial funding of the loans. The conversion rate is $3.50 per share. If the loans are not earlier voluntarily converted, the total amount owed shall automatically convert into shares of the Company's common stock at a conversion price of $3.50 per share on April 15, 2007.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


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

8% Convertible Bridge Notes
---------------------------

Between February 2005 and April 2005, the Company obtained private debt financing from various private-party non-affiliates in the original aggregate principal amount of Six Hundred Thousand Dollars ($600,000). The net proceeds to the Company were Five Hundred Twenty-Eight Thousand Dollars ($528,000) after the payment of a 12% placement fee to the placement agent. The debt was evidenced by thirteen Convertible Bridge Notes (the "8% Notes"), which bore interest at a rate of 8% per annum. The 8% Notes contained a conversion provision whereby the entire principal and accrued interest of the 8% Notes would automatically convert into shares of the Company's common stock if the Company raised at least Three Million Dollars ($3,000,000) in a private equity financing after the issuance of the 8% Notes (an "8% Note Qualified Financing"). For purposes of such conversion, the conversion price would reflect a 20% discount from the per share purchase price in the 8% Note Qualified Financing. In addition, the $600,000 in 8% Notes was to be added to the proceeds from the 8% Note Qualified Financing for purposes of calculating the $3,000,000 amount, which triggered the automatic conversion.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


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

The total interest expenses for all of the notes referenced in this Note 4 amounted to $2,586,678 and $97,183 for the years ended December 31, 2005 and 2006 respectively.

5.       SENIOR CONVERTIBLE NOTE PAYABLE
         -------------------------------

                                           SENIOR                         DETACHABLE       CONVERSION          DEBT
                                        CONVERTIBLE     NOTE PAYABLE       WARRANTS          OPTION          DISCOUNT
                                        NOTE PAYABLE    DEBT DISCOUNT      LIABILITY        LIABILITY         (ASSET)
                                        -----------      -----------      -----------      -----------      -----------

Balance at December 31, 2005            $        --      $        --      $        --      $        --      $        --

July 31 Senior convertible notes
                                         (5,000,000)              --               --               --               --
Detachable warrant and Conversion
feature July 31,2006                             --        5,000,000       (4,431,011)      (3,068,783)       2,499,794

Change in fair value of warrants
                                                 --               --       (5,342,956)              --               --
Change in fair value of conversion
feature                                          --               --               --       (3,737,837)              --

Amortization of debt discount to
other expense                                    --       (1,041,666)              --               --               --

Amortization of debt discount asset
to other expense                                 --               --               --               --         (520,790)
                                        -----------      -----------      -----------      -----------      -----------

Balance at December 31, 2006            $(5,000,000)     $ 3,958,334      $(9,773,967)     $(6,806,620)     $ 1,979,004
                                        ===========      ===========      ===========      ===========      ===========

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


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

Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying the convertible notes, Series L Warrants and Series M Warrants. Failure to meet the registration requirements for certain required periods will result in an event of default under the senior convertible notes. Because the Company was unable to register the number of shares agreed upon in the Senior Convertible Note financing, the registration statement filed with the SEC was withdrawn and an amended financing was agreed upon on January 22, 2007. See our Subsequent Events Note 11 below for further details.

The terms of the convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on July 31, 2006 was valued at $3,068,783. SFAS 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature after applying the Black-Scholes option pricing model was determined to be $6,806,620 and was recognized by recording a charge to Other Losses in the amount of $3,737,837.

With respect to the Series L Warrants and the Series M Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L Warrants and the Series M Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L Warrants and Series M Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed the Series L Warrants and Series M Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet measured at fair value using the the Black-Scholes option pricing model. The initial amount of this detachable warrant on July 31, 2006 was valued at $4,431,011. SFAS 133 and EITF 00-19, further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrant after applying the Black-Scholes option pricing model was determined to be $9,773,967 and was recognized by recording a charge to Other Losses in the amount of $5,342,956.

The initial fair value of the conversion feature and the detachable warrant at July 31, 2006 was $7,499,794. The face value of the senior convertible note was $5,000,000, thus we recorded the excess over $5,000,000 as a Debt discount asset of $2,499,794. Amortization of the debt discount liability equals $1,041,666 and amortization of the debt discount asset equals $520,790 for total amortization of debt discounts of $1,562,456.

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

In connection with the $5,000,000 private placement, the Company issued to the placement agent, warrants with a term of five-years, to purchase 455,084 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at December 31, 2006 was $97,176. During the year ended December 31, 2006 the Company charged an amount of $25,575 to interest expense.

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

During 2006, the Company issued a total of 155,729 shares of which 46,979 shares related to the cashless exercise of Series J warrants and 108,750 shares related to the cash exercise of Series H warrants issued at $0.50 per share for total proceeds of $54,375.

The Company's authorized capital consisted of 75,000,000 and 110,000,000 shares of common stock, par value $0.001 per share at December 31, 2005 and December 31, 2006, respectively, and 5,000,000 shares of preferred stock, no par value per share as of both dates.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


7.       WARRANTS
         --------


         Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                                                           Weighted Average
                                                                            Shares          Exercise Price
                                                                       ---------------     ----------------
  Outstanding at December 31, 2004                                          7,196,968      $          2.49
    Granted                                                                 9,058,119                 1.63
    Cancelled/Forfeited                                                             -                    -
    Exercised                                                                       -                    -
                                                                       ---------------     ----------------
  Outstanding at December 31, 2005                                         16,255,087      $          2.01
    Granted                                                                24,915,810                 0.51
    Cancelled/Forfeited                                                     (972,223)                 1.25
    Exercised                                                               (205,800)                  .50
                                                                       ---------------     ----------------
  Outstanding at December 31, 2006                                         39,992,874      $           .98
                                                                       ===============     ================

The following tables summarize warrants outstanding at December 31, 2006:

           Range                 Number           Wtd. Ave. Life        Wtd. Ave. Price         Exercisable
           -----                 ------           --------------        ---------------         -----------
         $.40-2.50             39,992,874              2.04                  $0.98               32,597,771


      SERIES             ISSUE DATE             AMOUNT ISSUED       EXERCISED/ FORFEITED    OUTANDING AT 12/31/06
  ---------------- ------------------------ ---------------------- ------------------------ ----------------------
         A               April 2004                     3,200,000              (3,200,000)                      -
         B               April 2004                     3,200,000                                       3,200,000
         C               June, 2004                       972,223                (972,223)                      -
         D               June, 2004                       972,223                                         972,223
         E                2004-2005                     1,416,000                                       1,416,000
         F               April 2005                       231,036                                         231,036
         G               April 2005                     3,564,188                                       3,564,188
       G-BH              April 2005                     1,505,989                                       1,505,989
         H               April 2005                     2,138,513                (108,750)              2,029,763
         I              February 2005                     200,000                                         200,000
         J               August 2005                      602,393                 (97,050)                505,343
         K                Not Used                              -                                               -
         L                July 2006                    17,065,623                                      17,065,623
         M                July 2006                     7,395,103                                       7,395,103
       MISC               2003-2006                     1,907,606                                       1,907,606
                                            ---------------------- ------------------------ ----------------------
  TOTAL                                                44,370,897              (4,378,023)             39,992,874
                                            ====================== ======================== ======================

2006 Warrants
-------------

In connection with securing the Senior Convertible Notes (as described in Note 5 above), the three convertible note investors were entitled to Series L Warrants to purchase up to an aggregate of 17,065,623 shares of the Company's common stock and Series M Warrants to purchase up to an aggregate of 7,395,103 shares of the Company's common stock. Both the Series L Warrants and Series M Warrants have an original exercise price of $0.5054 per share and expire on July 31, 2011. The Series L Warrants are immediately exercisable. The Series M Warrants

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


become exercisable only upon a "mandatory conversion" of the notes, which is callable by the Company. Because the Company was unable to register the number of shares agreed upon in the Senior Convertible Note financing, the registration statement filed with the SEC was withdrawn and an amended financing was agreed upon on January 22, 2007. See our Subsequent Events Note 11 below for further details.

In connection with the $5,000,000 private placement, the Company issued to the placement agent, warrants with a term of five-years, to purchase 455,084 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share.

During the fourth quarter of 2006, 205,800 warrants were exercised of which 97,050 warrants related to the cashless exercise of Series J warrants and 108,750 warrants related to the cash exercise of Series H warrants issued at $0.50 per share for total proceeds of $54,375.

In addition, during the third quarter of 2006 all of the Company's outstanding Series C Warrants to purchase an aggregate of 972,223 shares of the Company's common stock expired. None of the Series C Warrants were exercised prior to their expiration.

2005 Warrants
-------------

As further consideration for securing the 8% Notes (as described in Note 4 above), our placement agent was entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the 1,540,243 shares issued upon conversion of the 8% Notes on July 15, 2005. Based on the 1,540,243 shares of common stock issuable the placement agent and its designees were issued an aggregate of 231,036 Series F Warrants. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire on the earlier of April 23, 2010 or a change of control of the Company. An additional expense of financing of $146,349 was recognized during the year 2005.

On July 12, 2005, the Company issued a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants have an exercise price of $0.60 per share of the Company's common stock and expire on February 11, 2010. Compensation costs of $86,000 were recorded for these warrants in 2005.

As further consideration to the placement agent that secured the 10% Note financing (as described in Note 4 above), upon the August 25, 2005 conversion of the 10% Notes, the Company became obligated to issue to the placement agent 602,393 Series J Warrants to purchase common stock. The Series J Warrants have an original exercise price of $0.50 per share of common stock and expire on August 25, 2010. An additional expense of financing of $240,957 has been recognized during the year 2005.

On September 20, 2005, the Company amended the terms of its 972,223 previously issued Series D Warrants to reduce the original exercise price of $3.50 per share to an amended exercise price of $0.50 per share.

Pursuant to the terms of the 2005 Private Placement, the Company issued 3,564,188 Series G Warrants in 2005 to investors in conjunction with the $7,128,375 in gross proceeds raised from the 2005 Private Placement. The Series G Warrants have an exercise price of $2.50 per share of common stock, expire five years from issuance date and are callable by the Company the first day after the 30-trading-day average price of the Company's common stock exceeds $3.50 per share. An additional expense of financing of $1,106,349 has been recognized during the year 2005.

In addition, as further consideration for securing the $7,128,375 in gross proceed through the Company's 2005 Private Placement, the placement agent was entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the number of shares of common stock issued in the 2005 Private Placement. Based upon the issuance of 14,256,750 shares of common stock as of the final closing of the 2005 Private Placement on November 22, 2005, the Company issued 2,138,513 Series H Warrants to the placement agent and its

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


designees. The Series H Warrants have an exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or a change in control of the Company. An additional expense of financing of $906,023 has been recognized during the year 2005.

With respect to the Series E and Series G-BH warrants issued in 2004-2005 we refer to our Convertible Debt referenced in Note 4 above for further details.

2004 Warrants
-------------

In April 2004, we closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of our common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on April 1, 2009 and had an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $1.19 per share as of March 12, 2007.

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


8.       COMMITMENTS AND LEASES
         ----------------------

As of December 31, 2006, the Company leases for its use office space and workstations under a non-cancelable operating lease expiring in 2007. In addition, the Company leases a copier through 2008 and has agreements related to inventory purchase commitments requiring future payments through 2007.

Future minimum payments for commitments over the next three years are as follows:

                      For the year ended
                         December 31,                            Amount
                         ------------                            ------

                             2007                              $  132,124
                             2008                                   6,974
                             2009                                       -
                                                               ----------
                             Total                             $  139,098
                                                               ==========

Rent expense for the years ended December 31, 2005 and 2006 was $205,062 and $209,574, respectively.

In addition, at December 31, 2006, the Company has $148,526 in purchase order commitments. Also, we have entered into a $300,000 software license agreement related to the implementation of a second software platform. At December 31, 2005, we have capitalized an advance payment of $50,000 towards this agreement. The payment of the remaining balance of $250,000 has been postponed due to commercial delays in the release of a third-party chip set.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


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

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

                                                    December 31, 2005     December 31, 2006
                                                    ----------------      ----------------
Deferred tax assets
      Non-cash compensation                         $             --      $         44,000
           Non-benefited tax losses and credits           12,926,000            14,831,000
                                                    ----------------      ----------------
               Total deferred tax assets                  12,926,000            14,875,000

Deferred tax liabilities
      Net book value of assets                                44,000                (5,000)
                                                    ----------------      ----------------

              Total deferred tax liabilities                  44,000                (5,000)
                                                    ----------------      ----------------
              Total net deferred tax assets               12,882,000            14,870,000

     Valuation allowance                                 (12,882,000)          (14,870,000)
                                                    ----------------      ----------------
              Net deferred tax assets               $             --      $             --
                                                    ================      ================

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $48,000,000 expiring between 2023 and 2026.

10.      RELATED PARTY TRANSACTIONS
         --------------------------

On November 7, 2003, we entered into an agreement with Express Manufacturing, Inc. ("Express Manufacturing") to provide us contract manufacturing services. Express Manufacturing is owned by director Albert Wong's in-laws. Mr. Wong served as an advisor to Express Manufacturing from May 2002 until March 2006, but has no direct financial interest in the company. Express Manufacturing manufactures printed board assemblies for us in quantities and prices as set forth in quotations delivered to us for review and acceptance. Under this arrangement, we paid to Express Manufacturing approximately $143,000 and $51,000 in payments during fiscal years ended December 31, 2005 and 2006, respectively.

In addition, during the year ended December 31, 2006, the Company sold several of its network switch products to EMI for a total amount of $44,801. The price paid by EMI for the products was in line with the Company's commercial rates.

Director Albert Wong is Manager and controlling shareholder of DMK Investments, LLC ("DMK"). In June 2004, DMK purchased 138,889 shares of our common stock, 138,889 Series C Warrants and 138,889 Series D Warrants. DMK purchased the common stock and warrants at the same price ($1.80 per unit, each unit consisting of one share of common stock, one Series C Warrant and one Series D Warrant) and on the same terms and conditions as all other investors in our June 2004 financing. The Series C Warrants had an original exercise price of $3.00 per share. On August 13, 2004, we amended the terms of the Series C Warrants to

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2006


have an exercise price of $1.25 per share. The Series C Warrants subsequently expired on August 15, 2006 and no such warrants were exercised prior to their expiration. The Series D Warrants expire on June 1, 2009 and had an original exercise price of $3.50 per share. On December 12, 2005, we entered into an amendment with the holders of our Series D Warrants, including DMK, to reduce the exercise price of the Series D Warrants to $0.50 per share. The amendments to reduce the exercise price of both the Series C Warrants and the Series D Warrants were in each case unanimously approved by the Company's Board of Directors.

11.      SUBSREQUENT EVENTS
         ------------------

OPTIONS ISSUED
--------------

Subsequent to December 31, 2006, the Company awarded a total of 552,000 common stock purchase options, to certain employees which vest at the rate of 33?% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant, and have an exercise price of $1.00 per share of the Company's common stock. Also, subsequent to December 31, 2006, the Company cancelled 25,000 options granted in previous years. These 552,000 options to purchase common stock have been committed to by the Company to new employees and have been tentatively approved by the Board, subject to the 2005 Plan being registered under applicable federal and state securities laws.

RESIGNATION OF DIRECTOR
-----------------------

On February 28, 2007, Albert Wong, a director of the Company, announced his intention not to stand for re-election as a director at the Company's 2007 annual meeting of shareholders scheduled to be held on April 30, 2007.

JANUARY 22, 2007 AMENDMENT AND RESTATEMENT OF SENIOR CONVERTIBLE NOTE FINANCING
-------------------------------------------------------------------------------

As described in Note 5 above, on July 31, 2006 the Company entered into a Securities Purchase Agreement with three institutional accredited investors resulting in the issuance of $5 million senior convertible notes, Series L Warrants to purchase 17,665,623 shares of our common stock and Series M warrants to purchase 7,395,103 shares of common stock. Both series of warrants carried an original exercise price of $0.5054 per share.

On January 22, 2007, the Company amended and restated the July 31, 2006 Senior Convertible Note Financing agreements to provide for the issuance to the investors of senior convertible notes in the aggregate principal amount of approximately $8.8 million and Series L-1 Warrants to purchase an aggregate of 22,754,163 shares of common stock, Series M-1 Warrants to purchase an aggregate of 7,395,103 shares of common stock, Series L-2 Warrants to purchase an aggregate of 7,281,332 shares of common stock and Series M-2 Warrants to purchase an aggregate of 2,366,433 shares of common stock. All of these series of warrants carry an exercise price of $0.43948 per share. The Company received aggregate gross proceeds of $6.6 million from the investors for our issuance of these notes and warrants (which $6.6 million includes the original $5 million raised on July 31, 2006). For further details on this Amended Purchase Agreement we refer you to the description of this transaction provided under the paragraph "Amended Purchase Agreement" on pages 30-38 of this 10-KSB.

WARRANTS EXERCISED
------------------

Subsequent to December 31, 2006, the Company has issued a total of 525,767 shares of which 203,950 shares related to the cashless exercise of Series J warrants and 321,817 shares related to the cash exercise of $0.40 per share Series F warrants and $0.50 per share Series H warrants for total proceeds of $161,655.

                    INDEX TO EXHIBITS FILED WITH THIS REPORT

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