Form 10QSB
period 2007-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-05-15
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

      As of May 8, 2007, there were 58,897,852 shares of the issuer's common stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements.

         Consolidated Balance Sheets as of December 31, 2006
           (audited) and March 31, 2007 (unaudited).....................     F-1

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2006 (unaudited) and
           March 31, 2007 (unaudited)...................................     F-2

         Consolidated Statement of Cash Flows for the Three
           Months Ended March 31, 2006 (unaudited) and
           March 31, 2007 (unaudited)...................................     F-3

         Notes to Consolidated Financial Statements (unaudited).........     F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation......       1

Item 3.  Controls and Procedures........................................      11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....      12

Item 3.  Defaults Upon Senior Securities................................      12

Item 4.  Submission of Matters to a Vote of Security Holders............      12

Item 5.  Other Information..............................................      12

Item 6.  Exhibits.......................................................      13

Signatures..............................................................      14

Exhibits Filed with this Report on Form 10-QSB..........................      15


                                        RAPTOR NETWORKS TECHNOLOGY, INC.
                                           CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31, 2006     MARCH 31, 2007
                                                                           -----------------     --------------
                                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                              $        821,388      $   1,482,393
    Accounts receivable                                                             319,764            120,054
    Inventory, net                                                                  951,618          1,052,654
    Prepaid expenses                                                                218,650            184,295
    License fees                                                                    297,520            245,960
    Other current assets                                                             22,176             22,837
                                                                           -----------------     --------------
      Total current assets                                                 $      2,631,116      $   3,108,193

PROPERTY AND EQUIPMENT, NET                                                         282,560            254,471

OTHER ASSETS
    Debt discount cost                                                            1,979,004         15,855,749
    Debt issue cost                                                                  97,176            151,990
    Deposits                                                                        102,362            102,362
                                                                           -----------------     --------------

TOTAL ASSETS                                                               $      5,092,218      $  19,472,765
                                                                           =================     ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                       $         87,488      $     177,825
    Deferred revenue                                                                 36,376             56,245
    Accrued liabilities                                                             205,619            240,796
    Detachable warrants                                                           9,773,967         28,099,796
    Conversion option liability                                                   6,806,620         19,077,169
    Senior convertible note payable                                               1,041,666          1,189,852
    Short-term convertible debt                                                   1,214,290          1,214,290
    Accrued interest payable                                                        265,055            173,848
                                                                           -----------------     --------------
      Total current liabilities                                                  19,431,081         50,229,821

STOCKHOLDER'S EQUITY (DEFICIT)
    Preferred stock, no par value; 5,000,000 shares authorized                            -                  -
    Common stock, $.001 par; 110,000,000 and 110,000,000
    shares authorized 54,360,096 and 55,886,652 shares
    issued and outstanding                                                           54,360             55,886
    Additional paid-in capital                                                   44,316,848         44,938,252
    Accumulated deficit                                                         (58,710,071)       (75,751,194)
                                                                           -----------------     --------------
      Total stockholder's equity (deficit)                                      (14,338,863)       (30,757,056)
                                                                           -----------------     --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY DEFICIT)                        $      5,092,218      $  19,472,765
                                                                           =================     ==============


             The accompanying notes are an integral part of these consolidated financial statements




                                    RAPTOR NETWORKS TECHNOLOGY, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      MARCH 31, 2006     MARCH 31, 2007
                                                                      --------------     --------------

REVENUE, NET                                                          $     182,295      $     162,771
COST OF SALES                                                                67,803             39,865
                                                                      --------------     --------------

GROSS PROFIT                                                                114,492            122,906
                                                                      --------------     --------------

OPERATING EXPENSES
 Consulting                                                                       -             52,500
 Finder's Fees                                                                    -             96,000
 Salary expense and salary related costs                                    787,048            753,162
 Marketing expense                                                           36,159             17,973
 Research & Development                                                     157,431            144,951
 Selling, general and administrative                                        559,152            741,077
                                                                      --------------     --------------

    Total operating expenses                                              1,579,790          1,805,663
                                                                      --------------     --------------

Loss from operations                                                     (1,465,298)        (1,682,757)
                                                                      --------------     --------------

OTHER INCOME (EXPENSE)
 Interest income                                                                  -              7,535
 Change in fair value of warrants and convertible debt                            -        (18,874,208)
 Senior convertible note restructuring charges                                    -         (2,089,284)
 Extinguishment of debt                                                           -          9,649,975
 Debt financing amortization - warrants and conversion feature                    -         (3,838,677)
 Interest expense                                                           (25,977)          (213,707)
                                                                      --------------     --------------

Total other income (loss)                                                   (25,977)       (15,358,366)
                                                                      --------------     --------------

Loss before income taxes                                                 (1,491,275)       (17,041,123)
                                                                      --------------     --------------

Income tax benefit                                                                -                  -

NET LOSS                                                              $  (1,491,275)     $ (17,041,123)
                                                                      ==============     ==============

Basic and diluted net loss per share                                  $       (0.03)     $       (0.31)
                                                                      ==============     ==============

Basic and diluted weighted average number of shares outstanding          54,204,367         54,718,378
                                                                      ==============     ==============


         The accompanying notes are an integral part of these consolidated financial statements




                                    RAPTOR NETWORKS TECHNOLOGY, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      MARCH 31, 2006     MARCH 31, 2007
                                                                      --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $  (1,491,275)     $ (17,041,123)
     Adjustments to reconcile net loss to net cash
     flows from operating activities:
         Depreciation                                                        81,651             58,032
         Amortization                                                         3,209          3,862,792
         Change in fair value of warrants and conversion options                  -         18,874,208
         Gain on extinguishment of debt                                           -         (9,649,975)
         Senior convertible note restructuring charges                            -          2,204,909
         Common stock compensation expense                                  118,745             41,227
     Changes in operating assets and liabilities:
          Accounts receivable                                                87,474            199,710
          Other current assets                                               15,534               (661)
          Prepaid assets                                                    117,899             34,355
          License fees                                                        2,080             51,560
          Inventories                                                        53,923           (101,036)
          Accounts payable                                                     (952)            90,337
      Interest payable                                                       23,976            (91,207)
          Other accrued liabilities                                           5,115             35,177
          Deferred Revenue                                                        -             19,869
                                                                      --------------     --------------
     Net cash flows from operating activities                              (982,621)        (1,411,826)
                                                                      --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                         -            (29,943)
                                                                      --------------     --------------
     Net cash flows from investing activities                                     -            (29,943)
                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                                 -            502,774
         Proceeds from issuance of convertible note payable                       -          1,600,000
         Proceeds from convertible Debt                                           -                  -
                                                                      --------------     --------------
     Net cash flows from investing activities                                     -          2,102,774
                                                                      --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (982,621)           661,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,442,130            821,388
                                                                      --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     459,509      $   1,482,393
                                                                      ==============     ==============


             The accompanying notes are an integral part of these consolidated financial statements

                                                   F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results of operations expected for the full year.

2.    STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), "Shared Based Payment" (SFAS No.123(R)), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure alternative prescribed by SFAS No. 123(R), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123(R) and no employee compensation cost was recognized for the stock-based compensation plan.

The Company has elected to use the modified prospective transition method for adopting SFAS No. 123(R), which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123(R) are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Pursuant to the requirements of SFAS No. 123(R), the Company will continue to present the pro forma information for periods prior to the adoption date.

The 2005 Stock Plan was approved by the Company's shareholders on June 9, 2005 at the Company's 2005 Annual Meeting of Shareholders. The Company does not intend to grant any stock options under the 2005 Stock Plan until the plan has been registered under applicable federal and state securities laws. The Company is in the process of preparing a registration statement on Form S-8 covering our 2005 Stock Plan with the Securities and Exchange Commission (SEC) and comparable California state securities filings for options outside of the plan. As of December 31, 2006, all stock options have been issued outside of the 2005 Stock Plan. Effective January 4, 2005, the Company re-priced 895,000 of its issued and outstanding stock options, with original exercise prices ranging from $1.50-$1.75 per share, to a new exercise price of $1.00 per share. The Company performed an analysis of the variable portion of the re-priced options and determined there was no financial impact to be recognized. On March 14, 2007, the Company filed a Form S-8 registering 1,275,000 shares underlying stock options issued to certain employees outside of plan. All remainder options issued outside of plan will be included in the 2005 stock option plan as soon as this plan has been approved by the SEC and comparable California State Securities.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The Company has historically and continues to utilize the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to our expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The Company has not paid dividends in the past and does not plan to pay any dividends in the future.

For the three month period ended March 31, 2007, the Company recognized $41,227 in stock based compensation costs related to the issuance of options to employees. This cost was calculated in accordance with SFAS No. 123(R) and is reflected in operating expenses.

Information with respect to stock option activity is as follows:

                                                             WEIGHTED       WEIGHTED AVERAGE
                                                              AVERAGE      REMAINING CONTRACT     AGGREGATE
        OPTIONS                               SHARES       EXERCISE PRICE         TERM         INTRINSIC VALUE
        -------                               ------       --------------         ----         ---------------
        Outstanding, December 31, 2006       1,645,500         $ 1.00             7.40
        Granted                                552,000           1.00
        Forfeited / Expired                    (25,000)             -
        Exercised                                    -              -
                                             ---------
        Outstanding, March 31, 2007          2,172,500         $ 1.00             6.01             $608,300
                                             =========         ======             ====             ========
        Exercisable, March 31, 2007          1,015,831         $ 1.00             5.05             $284,433
                                             =========         ======             ====             ========

A summary of the status of the Company's unvested shares as of March 31, 2007 is presented below:

                                                               WEIGHTED
                                                               AVERAGE
                                             NUMBER OF     GRANT-DATE FAIR
                                              SHARES            VALUE
                                              ------            -----
        Non-vested at January 1, 2007         663,835            $0.79
        Granted                               552,000             0.62
        Vested                                (34,166)            1.11
        Non-vested shares forfeited           (25,000)            0.46
                                           ----------
        Non-vested at March 31, 2007        1,156,669            $0.81

As of March 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $227,428 which is expected to be recognized over a weighted average period of approximately 2 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month period ended March 31, 2007.

                                                  FOR THE THREE MONTHS
                                                  ENDED MARCH 31, 2007
                                                  --------------------

        Dividend Yield.......................            0.0%
        Risk-Free Interest Rate..............           4.56%
        Expected Life........................          3 years
        Expected Volatility..................          115.71%

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

3.    SENIOR CONVERTIBLE NOTE PAYABLE

                                                     SENIOR                       DETACHABLE     CONVERSION        DEBT
                                                  CONVERTIBLE    NOTE PAYABLE      WARRANTS        OPTION        DISCOUNT
                                                  NOTE PAYABLE   DEBT DISCOUNT     LIABILITY      LIABILITY       (ASSET)
                                                  ------------   -------------     ---------      ---------       -------
        Balance at December 31, 2006              $(5,000,000)    $3,958,334     $ (9,773,967)  $ (6,806,620)     1,979,004
                                                  ============    ===========    =============  =============   ============
        Change in fair value of warrants                    -              -          524,400              -              -

        Change in fair value of conversion
          feature                                           -              -                -        640,241              -

        Amortization of debt discount to
          other expense                                     -       (114,247)               -              -              -
        Amortization of debt discount asset
          to other expense                                  -              -                -              -        (57,119)
                                                  ------------    -----------    -------------  -------------   ------------
        Balance at January 18, 2007               $(5,000,000)    $3,844,087     $ (9,249,567)  $ (6,166,379)     1,921,885
                                                  ============    ===========    =============  =============   ============
        To record gain on extinguishment of
          debt - net $9.6m                                  -     (3,844,087)       9,249,567      6,166,379     (1,921,885)
        January 18 Senior convertible notes
          amended                                  (2,204,909)             -                -              -              -
        Detachable warrant and Conversion
          feature January 18, 2007                          -      7,204,909      (12,332,756)    (8,885,639)    14,013,486

        Change in fair value of warrants                    -              -       (8,833,758)             -              -

        Change in fair value of conversion
          feature                                           -              -                -     (6,724,888)             -

        Amortization of debt discount to
          other expense related to $7.2M                    -       (973,636)               -              -              -
        Amortization of debt discount asset
          to other expense related to $7.2M                 -              -                -              -     (1,893,713)
                                                  ------------    -----------    -------------  -------------   ------------
        Balance at March 31, 2007                 $(7,204,909)    $6,231,273     $(21,166,514)  $(15,610,527)   $12,119,773
                                                  ============    ===========    =============  =============   ============

RESTRUCTURING OF SENIOR CONVERTIBLE NOTE FINANCING INCLUDING ADDITIONAL
FINANCING.

On July 30, 2006, the Company entered into a Securities Purchase Agreement with three institutional accredited investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $5 million, Series L-1 Warrants to purchase up to an aggregate of 17,065,623 shares of our common stock and Series M-1 Warrants to purchase up to an aggregate of 7,395,103 shares of our common stock. We received aggregate gross proceeds of $5 million from the investors for our issuance of these notes and warrants. In November 2006 the Company determined that we would not be able to obtain an effective registration statement by the contractually required date of December 1, 2006 and the Company and investors agreed to restructure the financing.

In connection with the restructuring we entered into Amendment and Exchange Agreements, dated January 18, 2007 with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L-1 Warrants, Series M-1 Warrants and registration rights agreement. These amendments include, but are not limited to, a waiver of all fees, penalties and defaults which were due to filing failures and/or effectiveness failures, as described in the July 31 agreement and an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares), and a reduction in the exercise price of the Series L-1 Warrants and the Series M-2 Warrants from $0.5054 per share to $0.43948 per share. We did not receive any additional cash consideration for these amendments.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The terms of the Amendment and Exchange Agreement, dated January 18, 2007, with the investors from the July 30, 2006 private placement result in following accounting treatment:

The restructuring of our July 31, 2006 debt which took place in January 2007 constitutes, as per SFAS No. 15, non-troubled debt and therefore is subject to the accounting treatment as provided in EITF 96-19. In SFAS No. 15 it is stated "a debt constitutes a troubled debt restructuring if the creditor grants a concession to the debtor". As no concessions were granted in the January 2007 restructuring of our debt, troubled debt accounting rules do not apply. In accordance with EITF 96-19 we determined that the amended agreements differ substantially from the original July 31, 2006 financing agreements and therefore the original senior convertible notes should be accounted for as an extinguishment of debt. The total amount of extinguished debt resulted in a gain of $9,649,975. This amount represents the elimination of all liabilities related to the July 31, 2006 financing valued as of January 18, 2007.

The terms of the amended convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No.
133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $8,885,639. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature after applying the Black-Scholes option pricing model was determined to be $15,610,527 and was recognized by recording a charge to Other Losses in the amount of $6,724,888.

With respect to the Series L-1 Warrants and the Series M-1 Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L-1 Warrants and the Series M-1 Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L-1 Warrants and Series M-1 Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed the Series L-1 Warrants and Series M-1 Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of the detachable L-1warrant on January 18, 2007 was valued at $12,332,756. SFAS No. 133 and EITF 00-19, further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrant after applying the Black-Scholes option pricing model was determined to be $21,166,514 and was recognized by recording a charge to Other Losses in the amount of $8,833,758.

The initial fair value of the conversion feature and the detachable L-1 warrant at January 18, 2007 was $21,218,395. The face value of the senior convertible note was $7,204,909, thus we recorded the excess over $7,204,909 as a Debt discount asset of $14,013,486. Amortization of the debt discount liability equals $973,636 and amortization of the debt discount asset equals $1,893,713 for total amortization of debt discounts of $2,867,350.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Since conversion of the Series M-1 Warrants is contingent on a mandatory conversion of the notes by the Company, as described above, the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series M Warrants measured at fair value on January 18, 2007 and using the Black-Scholes option pricing model amounted to $4,008,145.

$1,600,000 SENIOR CONVERTIBLE NOTE FINANCING

                                                     SENIOR                       DETACHABLE     CONVERSION        DEBT
                                                  CONVERTIBLE    NOTE PAYABLE      WARRANTS        OPTION        DISCOUNT
                                                  NOTE PAYABLE   DEBT DISCOUNT     LIABILITY      LIABILITY       (ASSET)
                                                  ------------   -------------     ---------      ---------       -------

        Balance at December 31, 2006              $         -     $        -     $          -   $          -    $         -

        January 18 Senior convertible notes        (1,600,000)             -                -              -              -

        Detachable warrant and Conversion
          feature January 18, 2007                          -      1,600,000       (3,946,481)    (1,973,241)     4,319,722

        Change in fair value of warrants                    -              -       (2,986,801)             -              -

        Change in fair value of conversion
          feature                                           -              -                -     (1,493,401)             -

        Amortization of debt discount to
          other expense                                     -       (216,216)               -              -              -
        Amortization of debt discount asset
          to other expense                                  -              -                -              -       (583,746)
                                                  ------------    -----------    -------------  -------------   ------------
        Balance at March 31, 2007                 $(1,600,000)    $1,383,784     $ (6,933,282)  $ (3,466,642)   $ 3,735,976
                                                  ============    ===========    =============  =============   ============

On January 18, 2007, the Company also completed a private placement of senior convertible notes and warrants to purchase common stock to the same institutional investors for gross proceeds of $1,600,000. The convertible notes have a maturity date of July 31, 2008. The notes bear interest at a rate of 9.25% per annum, which rate may be adjusted to 7% per annum if certain conditions are satisfied.

Subject to the satisfaction of certain conditions, including without limitation the above referenced registration statement being declared and remaining effective for certain extended periods of time, the Company may elect to make monthly installment payments in cash or in shares of the Company's common stock at a discount to the then current price of the Company's common stock. If such conditions are not satisfied, the Company will be required to pay such installment payments in cash. The notes have an initial conversion price of $0.43948 per share, which is subject to adjustment based on various factors, some of which are beyond the Company's control. Since the actual conversion price that would apply to future installment payments made in shares of the Company's common stock or other conversion events under the convertible notes cannot be predicted at this time, the actual number of shares of the Company's common stock that will be required if installment payments are made in shares, or should some other conversion events occur, cannot be predicted at this time.

The Company also issued as part of the convertible note private placement Series L-2 Warrants and Series M-2 Warrants to investors in the notes. The Series L-2 Warrants are immediately exercisable and enable the holders thereof to purchase an aggregate of up to 7,281,332 shares of the Company's common stock. The Series M-2 Warrants become exercisable only upon a mandatory conversion of the notes by the Company, if any, and entitle the holders thereof to purchase an aggregate of up to 2,366,433 shares of the Company's common stock. Both the Series L-2 Warrants and Series M-2 Warrants have an initial exercise price of $0.43948 per share and expire on July 31, 2011.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying the convertible notes, Series L-2 Warrants and Series M-2 Warrants.

The terms of the convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $1,973,241. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature after applying the Black-Scholes option pricing model was determined to be $3,466,642 and was recognized by recording a charge to Other Losses in the amount of $1,493,401.

With respect to the Series L-2 Warrants and the Series M-2 Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L-2 Warrants and the Series M-2 Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L-2 Warrants and Series M-2 Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed the Series L-2 Warrants and Series M-2 Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this detachable warrant on January 18, 2007 was valued at $3,946,481. SFAS No. 133 and EITF 00-19, further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable L-2 warrant after applying the Black-Scholes option pricing model was determined to be $6,933,282 and was recognized by recording a charge to Other Losses in the amount of $2,986,801.

The initial fair value of the conversion feature and the detachable L-2 warrant at January 18, 2007 was $5,919,722. The face value of the senior convertible note was $1,600,000, thus we recorded the excess over $1,600,000 as a Debt discount asset of $4,319,722. Amortization of the debt discount liability equals $216,216 and amortization of the debt discount asset equals $583,746 for total amortization of debt discounts of $799,962.

Since conversion of the Series M-2 Warrants is contingent on a mandatory conversion of the notes by the Company, as described above, the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series M Warrants measured at fair value on March 31, 2007 and using the Black-Scholes option pricing model amounted to $1,282,607.

In connection with the $1,600,000 private placement, the Company issued to the placement agent warrants with a term of five-years to purchase 145,626 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at March 31, 2007 was $78,929. During the three month months ended March 31, 2007 the Company charged an amount of $8,770 to interest expense.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


4.    WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                            Weighted Average
                                              Shares         Exercise Price
                                          -------------    ------------------
  Outstanding at December 31, 2006          39,992,874     $            0.98

    Granted                                 15,581,931                  0.44
    Cancelled/Forfeited                              -                     -
    Exercised                              (2,015,204)                  0.53
                                          ------------     -----------------
  Outstanding at March 31, 2007             53,559,601     $            0.72
                                          ============     =================

The following tables summarize warrants outstanding at March 31, 2007:

     Range         Number      Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
     -----         ------      --------------    ---------------    -----------
   $.40-2.50     53,559,601         2.73              $0.72          43,798,065

                                             OUTANDING AT      EXERCISED/                         OUTANDING AT
     SERIES             ISSUE DATE             12/31/06         FORFEITED         GRANTED            3/31/07
  -------------- -------------------------- ---------------- ---------------- ----------------- ------------------
        A               April 2004                        -                -                 -                  -
        B               April 2004                3,200,000        (150,000)                 -          3,050,000
        C               June, 2004                        -                -                 -                  -
        D               June, 2004                  972,223                -                 -            972,223
        E                2004-2005                1,416,000        (228,000)                 -          1,188,000
        F               April 2005                  231,036        (210,266)                 -             20,770
        G               April 2005                3,564,188                -                 -          3,564,188
      G-BH              April 2005                1,505,989                -                 -          1,505,989
        H               April 2005                2,029,763        (816,527)                 -          1,213,236
        I              February 2005                200,000        (172,500)                 -             27,500
        J               August 2005                 505,343        (437,911)                 -             67,432
        K                Not Used                         -                -                 -                  -
       L-1       July 2006 & January 2007        17,065,623                -         5,688,540         22,754,163
       L-2             January 2007                       -                -         7,281,332          7,281,332
       M-1               July 2006                7,395,103                -                 -          7,395,103
       M-2             January 2007                       -                -         2,366,433          2,366,433
      MISC               2003-2007                1,907,606                -           245,626          2,153,232
                                            ---------------  ---------------  ----------------  -----------------
  TOTAL                                          39,992,874      (2,015,204)        15,581,931         53,559,601
                                            ===============  ===============  ================  =================

FIRST QUARTER 2007 WARRANTS

In connection with the restructuring of the July 31, 2006 Senior Convertible Note Financing, an additional 5,688,540 L-1 warrants were issued to the investors bringing the total number of L-1 warrants to 22,754,163. In connection with the additional raise of $1.6 million, a total number of 7,281,332 L-2 warrants and 2,366,433 M-2 warrants were issued to investors. The exercise price for these warrants was lowered from $0.5054 to $0.43948.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


In connection with the $1,600,000 private placement, the Company issued to the placement agent, warrants with a term of five years, to purchase 145,626 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share.

In March of 2007, the Company issued warrants with a term of three years, to purchase 100,000 shares of the Company's common stock for investment related services. These warrants are immediately exercisable and have an exercise price of $0.50 per share.

5.    SUBSEQUENT EVENTS

WARRANTS EXERCISED

Subsequent to March 31, 2007, the Company has issued a total of 1,220,408 common shares of which 1,169,783 shares related to the cashless exercise of various series of warrants and 50,625 shares related to the cash exercise of various series of warrants for total proceeds of $23,347.

CONVERTIBLE DEBT

8%, 3 YEAR NOTES

During the period December 2003 to April 2004, the Company received convertible loans for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. Pursuant to the terms of the loans, the total outstanding principal balance in the amount of $1,214,290 and all accrued and unpaid interest in the amount of $177,827 converted into 397,748 shares of our common stock on April 15, 2007 based on a conversion price of $3.50 per share.

SENIOR CONVERTIBLE NOTES PAYABLE

On May 1, 2007 the first payment was due on our senior convertible notes. The total amount for this payment was $591,519 consisting of $586,994 in principal and $4,525 of interest payable on the principal installment only. The payment in shares at the conversion rate of $0.43948 per share resulted in the issuance of 1,345,952 shares.

INCREASE IN AUTHORIZED SHARES

On April 30, 2007 during the Company's Annual Meeting of Shareholders, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 200,000,000 from the previous authorized amount of 110,000,000. The Article Amendment became effective upon its filing with the Colorado Secretary of State on April 30, 2007.

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

      During the first quarter of 2007, we reorganized our sales force and added three experienced salesmen to the sales team. These additions will be focusing on commercial sales and will be based in the San Francisco bay area, southern California and Washington, D.C. The remainder of the sales team increased its focus on government Business.

      With respect to Research and Development, in the first quarter of 2007, we continued working on upgrading the existing ER-1010 to a more powerful product using the latest available chip functionality. Finalization of this project is on schedule and expected by the end of the second quarter. We also continued testing our products with a government approved test organization. This test process was successfully completed in April 2007, opening a whole new market for our products.

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

GOING CONCERN QUALIFICATION

      We have a limited operating history with minimal sales and have sustained net losses of $75,751,194 through March 31, 2007 and $58,710,071 at December 31, 2006. At March 31, 2007, we had a deficit in working capital of $47,121,628. Since our inception, including the three months ended March 31, 2007, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006, 2005, 2004 and 2003.

      Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. In January 2007, the Company raised an additional $1.6 million and in the period January - March 2007, the Company received an additional $502,774 from the cash exercise of existing warrants. We anticipate that additional capital must be raised to fund our operations through fiscal year 2007 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

RISK FACTORS

      The Risk Factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 have not materially changed and are incorporated into this Form 10-QSB.

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

We review our long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. We are required to exercise a considerable amount of judgment when estimating discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for either of the years ended December 31, 2005 or 2006 or the three months ended March 31, 2007.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123(R), which requires the recognition of stock-based compensation cost on a prospective basis. Our Consolidated Statement of Operations as of and for the three months ended March 31, 2007 on page F-2 of this report reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 equaled $41,227. As of March 31, 2007, there was $227,428 of total unrecognized compensation cost related to all of our outstanding non-vested share-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional share-based compensation expense for any new share-based payment awards granted after March 31, 2007 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of share-based payment awards granted by us in the future.

RESULTS OF OPERATIONS

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                            MARCH 31, 2006 AND 2007

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2006 and 2007. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

                                               March 31, 2006     March 31, 2007
                                               --------------     --------------
        Net Sales                              $     182,295      $     162,771
        Cost of Sales                                 67,803             39,865
                                               --------------     --------------
        Gross Profit                                 114,492            122,906

        Operating expenses
          Consulting                                       -             52,500
          Finder's Fees                                    -             96,000
          Cost of warrants granted                         -                  -
          Salary and salary related costs            787,048            753,162
          Marketing expense                           36,159             17,973
          Research and Development Costs             157,431            144,951
          Selling, general and administrative        599,152            741,077
                                               --------------     --------------
        Total operating expenses                   1,579,790          1,805,663

          Net Other Income (loss)                    (25,977)       (15,358,366)
        Loss before Income tax provision
          Income tax provision                             -                  -
                                               --------------     --------------
        Net loss                               $  (1,491,275)     $ (17,041,123)
                                               ==============     ==============

NET SALES

During the first quarter ending March 31, 2006 and March 31, 2007, we realized revenues of $182,295 and $162,771, respectively. This revenue decrease is mainly caused by the reorganization of the sales team responsible for commercial sales and the increased focus on government business which business requires longer selling cycles. As of January 1, 2007, we had three total salesmen, of which two were responsible for government sales. During the first quarter of 2007, we added three experienced salesmen, increasing the team responsible for commercial sales from one to four. Although the reorganization of the sales team has resulted in missing growth targets in first quarter of 2007, we believe that the new team, combined with the opening up of the government market for our products will provide returns in the second and third quarter.

During the first quarter of 2007, we sold six ER-1010 systems to two customers. This included a sale of four systems to an ethanol production company and a sale of two ER-1010 systems to a university.

OPERATING EXPENSES

Our total operating expenses increased from $1,579,790 in the first quarter of 2006 to $1,805,663 in the first quarter of 2007. This 14% increase was mainly due to expenses related to Consulting, Finder's Fee expenses and Legal Fees. For further explanations on these increases, please see details by expense category hereafter.

CONSULTING FEES

Consulting fees in the first quarter of 2007 amounted to $52,500 and related to certain investment bankers services. We did not incur such charges in 2006.

FINDER'S FEES

Finder's fees are classified as expenses incurred for placement agent fees associated with our private placement and bridge loan financings. We did not incur any finder's fee expenses during the first quarter of 2006 because our private placement and other capital raising activities did not begin until the second quarter of 2006. During the first quarter of 2007, we incurred $96,000 in placement agent fees associated with our $1,600,000 senior convertible note of January 18, 2007.

SALARY EXPENSES

Salary and salary related expenses decreased from $787,048 in the first quarter of 2006 to $753,162 in the first quarter of 2007, representing a 4% decrease. This decrease in salary expenses is a result of a decrease in charges recognized in connection with the issuance of stock options and a reduction of charges in connection with a reduction in temporary personnel. These decreases totaling approximately $93,000 were offset by the impact of an increase of headcount by 1 person and an increase of average salary per employee due to salary increases.

Included in salary expenses for the first quarter of 2006 and 2007 are charges of $118,745 and $41,227 in connection with the impact of the implementation of SFAS No. 123(R). This accounting rule requires us to calculate and recognize charges relating to the issuance of stock options.

MARKETING EXPENSES

Marketing expenses decreased from $36,159 in the first quarter of 2006 to $17,973 in 2007. This $18,186, or 50%, decrease was due to the fact that in the first quarter of 2007 we reduced spending on promotion materials by approximately $12,000. The remainder of the decrease was caused by reduced spending on subscriptions.

RESEARCH AND DEVELOPMENT

Our research and development ("R&D") expenses decreased from $157,431 in the first quarter of 2006 to $144,951 in the first quarter of 2007. The main reason for this $12,480, or 8%, decrease is a reduction in rental cost of design tools offset by the write off of an amount of $50,000 of license fees paid to IP Infusion for anticipated software development support. This licensing agreement was put in place to protect the Company in case the main software provider failed to deliver a quality software product. It is now clear that the IP Infusion support is not needed and the amount therefore should be written off.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased from $599,152 in the first quarter of 2006 to $741,077 in the first quarter of 2007. This $141,925, or 24%, increase resulted from the following expense categories:

      o Legal fees related to the restructuring of our July 31, 2006 financing which took place in the first quarter of 2007 was the main reason for the increase in legal expenses of $170,000 in the first quarter of 2007 compared to the first quarter of 2006;

      o Expense for attending conferences increased by $10,000, audit fees increased by $10,000 and expenses incurred for international channel development increased by $10,000; and

      o These increases were offset by a decrease of bad debt expenses by approximately $48,000.

OTHER EXPENSE

Other expense increased substantially from $25,977 in the first quarter of 2006 to $15,358,366 in the first quarter of 2007. The primary reason for the $15,332,389 increase in other losses is non-cash charges in the aggregate amount of $15,160,964 that we recorded with respect to the restructuring of the July 31, 2006 financing transaction which took place in the first quarter of 2007 as well as the amended January 18, 2007 financing transaction.

      o We are required by EITF 96-19 to record the extinguishment of the July 31, 2006 senior convertible notes as valued at January 18, 2007 resulting in a gain of $9,649,975.

      o With respect to our amended January 18, 2007 financing transaction as prescribed by SFAS No. 133 and EITF 00-19 we are required to account for the warrants and the embedded conversion feature associated with this transaction as liabilities at their respective estimated fair values. We are also required to adjust the estimated fair values of these liabilities at each period-end with the resultant gain or loss recorded against earnings and such amounts aggregated to $18,874,208 during the first quarter ended March 31, 2007. The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock which was $0.81 on January 18, 2007 and $1.28 on March 31, 2007, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. In connection with our January 18, 2007 financing transaction, we also recorded debt discounts and we amortized $3,838,677 of such debt discounts into expenses during the first quarter ended March 31, 2007.

      o In connection with the restructuring of the July 31, 2006 financing, the company agreed to increase the principal amount of the senior convertible notes by $2,204,909 and recorded this increase of principal as a cost of financing our senior convertible notes.

Interest expense increased from $25,977 in 2006 to $213,707 in 2007, an increase of $187,730. The reason for this increase is that our interest bearing note payables have increased from $1,214,290 during the first quarter of 2006 to $8,204,909 during the same period of 2007.

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

      For the years ended December 31, 2004 and 2005, and 2006 we sustained net losses of $20,574,984 and $13,390,940, and $17,099,574 respectively. Since our inception, including the three months ended March 31, 2007, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of March 31, 2007, we had a deficit in working capital of $47,121,628. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. However, we anticipate that additional capital must be raised to fund operations through fiscal year 2007 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

      In addition, we issued Series H placement agent warrants to acquire up to 2,138,513 shares of common stock to Brookstreet Securities Corporation and its designees for placement agent services rendered in conjunction with the 2005 Private Placement. The Series H Warrants have an exercise price of $0.50 per share of common stock and expire on the earlier of November 23, 2007 or upon a merger, acquisition, consolidation, sale of voting control or sale of substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation. Senior Convertible Note Financing

      SENIOR CONVERTIBLE NOTE FINANCING

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

      We subsequently entered into Amendment and Exchange Agreements, dated January 18, 2007 and amended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L Warrants, Series M Warrants and registration rights agreement. These amendments include, but are not limited to, an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L Warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares), and a reduction in the exercise price of the Series L Warrants and the Series M Warrants from $0.5054 per share to $0.43948 per share. We also modified our registration obligations to require that we initially register 15,267,292 shares of our common stock underlying the senior convertible notes with the SEC, with the remaining shares underlying the senior convertible notes and the shares underlying the Series L Warrants and Series M Warrants to be registered by subsequent registration statements to be filed at a later date as permitted by the SEC. We did not receive any additional cash consideration for these amendments. The amendments provided for by the Amendment and Exchange Agreements were reflected by our issuance of amended and restated notes, Series L-1 Warrants and Series M-1 Warrants and by entering into an amended and restated registration rights agreement with the investors.

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

      The foregoing raises during fiscal years ended December 31, 2004, 2005, 2006 and during the beginning of 2007 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and generate a certain level of interest in the marketplace. In addition, we anticipate that additional capital must be raised later in fiscal year 2007 to fund our operating requirements. There can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

ITEM 3.  CONTROLS AND PROCEDURES.

      Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

      During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2007, we issued warrants to purchase 100,000 shares of our common stock to a consultant for services rendered. The warrants have an exercise price of $0.50 per share of common stock and expire on March 14, 2010.

During the first quarter of 2007, we issued a total of 439,763 shares of our common stock pursuant to the cashless exercise of outstanding warrants and an additional 1,086,793 shares of our common stock pursuant to the cash exercise of outstanding warrants for total proceeds of $ 502,774.

We also engaged in several private placement offerings of our securities during the quarter ended March 31, 2007 that previously have been reported on our Current Reports on Form 8-K.

All sales were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our shareholders during the first quarter ended March 31, 2007.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

      EXHIBITS

  EXHIBIT
  NUMBER                                  DESCRIPTION
  ------                                  -----------
    3.1 Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on May 4, 2007)
    3.2     Action With Respect to Bylaws (incorporated herein by reference to
            Exhibit 3.2 to the Company's Form 8-K filed with the SEC on May 4,
            2007)
   10.1 Form of Amendment and Exchange Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 22, 2007)
   10.2 Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
   10.3 Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
   10.4 Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the January 22, 2007)
   10.5 Form of Series L-1 Warrant dated July 31, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed with the January 22, 2007)
   10.6 Form of Series M-1 Warrant dated July 31, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed with the January 22, 2007)
   10.7 Series L-2 Warrant dated January 19, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K filed with the January 22, 2007)
   10.8 Series M-2 Warrant dated January 19, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company's Form 8-K filed with the January 22, 2007)
   10.9 Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the January 22, 2007)
   31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1x    Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2x    Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RAPTOR NETWORKS TECHNOLOGY, INC.


      Date:  May 15, 2007       By: /s/ Thomas M. Wittenschlaeger
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


      Date:  May 15, 2007       By:  /s/ Bob van Leyen
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

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