Form 10QSB/A
period 2006-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-08-21
CIK 1163300

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

                        Commission File Number: 000-51443

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

                            ------------------------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      As of August 9, 2007, there were 64,128,432 shares of the issuer's common stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format: Yes | | No |X|

                                EXPLANATORY NOTE
                                ----------------

         Raptor Networks Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 2006 to reflect the restatement of its condensed consolidated financial statements for the three and nine months ended September 30, 2006. The purpose for and effects of the restatement are described in Note 6 to the condensed consolidated financial statements contained herein.

         The information in this Amendment No. 1 to Form 10-QSB has not been updated from the original filing of the Form 10-QSB except as required to reflect the effects of the restatement. The restatement includes changes to
Part I Items 1 and 2. Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Amendment No. 1 to Form 10-QSB does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of September 30, 2006
            (restated) (unaudited) and December 31, 2005 (audited)........  F-1

         Condensed Consolidated Statements of Operations for the Three Months
            and Nine Months Ended September 30, 2006 (restated) (unaudited)
            and 2005 (unaudited)..........................................  F-2

         Condensed Consolidated Statement of Cash Flows for the Nine Months
            Ended September 30, 2006 (restated) (unaudited) and 2005
            (unaudited)...................................................  F-3

         Notes to Condensed Consolidated Financial Statements (restated)
            (unaudited)...................................................  F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation........    1

                           PART II - OTHER INFORMATION

Item 6.  Exhibits.........................................................   19

Signatures................................................................   20

Exhibits Attached to this Report on Form 10-QSB...........................   21


                                     RAPTOR NETWORKS TECHNOLOGY, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)


                                                                           September 30,    December 31,
                                                                               2006             2005
                                                                            (restated)
                                                                           ------------     ------------
                                                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $  2,345,117     $  1,442,130
   Accounts receivable                                                          112,432          178,640
   Inventory, net                                                             1,062,655        1,132,322
   Prepaid expenses                                                             141,955          199,246
   License fees                                                                 299,340          305,320
   Other current assets                                                          21,028           21,259
                                                                           ------------     ------------
      Total current assets                                                    3,982,527        3,278,917

PROPERTY AND EQUIPMENT, NET                                                     344,155          587,659

OTHER ASSETS
   Debt discount cost                                                                --               --
   Debt issue cost                                                              115,731           12,838
   Deposits                                                                     102,362          102,362
                                                                           ------------     ------------

TOTAL ASSETS                                                               $  4,544,775     $  3,981,776
                                                                           ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                        $    329,697     $    155,412
   Accrued liabilities                                                          125,313          144,239
   Short-term debt                                                               36,507               --
   Detachable warrants                                                        4,090,195               --
   Conversion option liability                                                2,982,102               --
   Senior convertible note payable                                              416,667               --
   Short-term convertible debt                                                1,214,290               --
   Accrued interest payable                                                     125,011           52,464
                                                                           ------------     ------------
      Total current liabilities                                               9,319,782          352,115

Long-term convertible debt                                                           --        1,214,290

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 5,000,000 shares authorized                        --               --
   Common stock, $.001 par; 110,000,000 and 75,000,000 shares
      authorized respectively; 54,204,367 shares issued and outstanding          54,204           54,204
   Additional paid-in capital                                                44,388,315       43,971,664
   Accumulated deficit                                                      (49,217,526)     (41,610,497)
                                                                           ------------     ------------
      Total stockholders' equity (deficit)                                   (4,775,007)       2,415,371
                                                                           ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $  4,544,775     $  3,981,776
                                                                           ============     ============

          The accompanying notes are an integral part of these condensed consolidated financial statements





                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2006             2005             2006             2005
                                              (restated)                        (restated)
                                              ------------     ------------     ------------     ------------

REVENUE, NET                                  $    189,115     $     22,436     $    576,379     $    133,436
COST OF SALES                                       67,947           18,362          209,585           67,524
                                              ------------     ------------     ------------     ------------

GROSS PROFIT                                       121,168            4,074          366,794           65,912
                                              ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Consulting Fees                                   2,000               --           66,536               --
   Finder's Fees                                   465,000          381,300          465,000          846,020
   Cost of warrants granted                             --        1,054,881               --        2,949,210
   Salary expense and salary related costs         787,894          797,302        2,328,575        2,214,007
   Marketing expense                                17,906           10,153           85,853          238,589
   Research & Development                          112,492          102,197          412,403          267,669
   Selling, general and administrative             750,775          576,633        1,942,096        1,651,459
                                              ------------     ------------     ------------     ------------

    Total operating expenses                     2,136,067        2,922,466        5,300,463        8,166,954
                                              ------------     ------------     ------------     ------------

Loss from operations                            (2,014,899)      (2,918,392)      (4,933,669)      (8,101,042)
                                              ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
   Interest income                                      --               --               --               --
  Change in fair value of warrants and
   convertible debt                                427,497               --          427,497               --
  Cost associated with convertible debt           (255,732)      (2,652,000)        (255,732)      (2,652,000)
  Cost of financing senior convertible note     (2,499,794)              --       (2,499,794)              --
  Debt financing amortization - warrants          (160,935)              --         (160,935)              --
   Interest expense                               (124,298)         (64,655)        (184,396)        (235,888)
                                              ------------     ------------     ------------     ------------

Total other income (loss)                       (2,613,262)      (2,716,655)      (2,673,360)      (2,887,888)
                                              ------------     ------------     ------------     ------------

Loss before income taxes                        (4,628,161)      (5,635,047)      (7,607,029)     (10,988,930)
                                              ------------     ------------     ------------     ------------

Income tax benefit                                      --               --               --               --

NET LOSS                                      $ (4,628,161)    $ (5,635,047)    $ (7,607,029)    $(10,988,930)
                                              ============     ============     ============     ============

Basic and diluted net loss per share          $      (0.09)    $      (0.13)    $      (0.14)    $      (0.31)
                                              ============     ============     ============     ============

Basic and diluted weighted average number
  of shares outstanding                         54,204,367       41,972,726       54,204,367       35,858,421
                                              ============     ============     ============     ============

            The accompanying notes are an integral part of these condensed consolidated financial statements





                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                   September 30,    September 30,
                                                                                       2006             2005
                                                                                    (restated)
                                                                                   ------------     ------------
Cash flows from operating activities
     Net income (loss)                                                             $ (7,607,029))    $(10,988,930)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                   243,504          230,932
         Amortization                                                                   436,524            9,628
         Common stock issued for services                                                    --          158,100
         Change in fair value of warrants and conversion options                       (427,497)              --
         Interest expense related to debt conversion                                         --        2,652,000
         Common stock issued for premiums related to debt conversion                         --          166,088
         Stock Based Compensation Expense                                               293,901               --
         Warrants issued                                                                     --        2,949,210
         Cost of financing senior convertible note                                    2,499,794               --
         Changes in operating assets and liabilities
           Accounts receivable                                                           66,208               --
           Other current assets                                                             231          (17,801)
           Deposits                                                                          --            1,971
           Prepaid assets                                                                93,798          124,115
           License Fees                                                                   5,980         (297,920)
           Inventories                                                                   69,667         (150,440)
           Accounts payable                                                             174,285          (60,105)
           Note payable                                                                      --          (60,830)
           Interest Payable                                                              72,547           (3,277)
           Other accrued liabilities                                                    (18,926)        (983,238)
           Deferred revenue                                                                  --          (44,000)
                                                                                   ------------     ------------
                      Net cash provided by (used) in operating activities            (4,097,013)      (6,314,497)

Cash flows from investing activities
     Purchase of property and equipment                                                      --         (105,415)
                                                                                   ------------     ------------
                      Net cash provided by (used in) investing activities                    --         (105,415)
                                                                                   ------------     ------------

Cash flows from financing activities
     Issuance of Common stock                                                                --        5,849,738
     Proceeds from issuance of convertible note payable                               5,000,000               --
     Repayment of short term debt                                                      (689,410)
     Proceeds from short tem debt                                                       689,410        1,960,000
                                                                                   ------------     ------------
                      Net cash provided by (used in) financing activities             5,000,000        7,809,738
                                                                                   ------------     ------------

Net increase (decrease) in cash and cash equivalents                                    902,987        1,389,826
Cash and cash equivalents at beginning of period                                      1,442,130           39,213
                                                                                   ------------     ------------

Cash and cash equivalents at end of period                                         $  2,345,117     $  1,429,039
                                                                                   ============     ============


              The accompanying notes are an integral part of these condensed consolidated financial statements


                                                       F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company's subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 included in the Company's annual report on Form 10-KSB for the year then ended. Results of operations for the period ended September 30, 2006 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

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
                                                               ========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

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

The initial fair value of both the conversion feature and the detachable L warrant at July 31, 2006 was $7,499,794. The face value of the senior convertible note was $5,000,000 and the Company expensed the excess over $5,000,000 for an amount of $2,499,794 and charged this amount as a Cost of Financing in July 2006.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

6.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatement of the foregoing financial statements relates to the accounting treatment that the Company applied with respect to the convertible notes and accompanying warrants that the Company issued in a private placement transaction in July 2006.

As described in Note 5, in the July 2006 financing transaction, the Company issued two-year senior convertible notes and warrants to purchase shares of the Company's common stock for gross proceeds of $5,000,000. In accordance with accounting guidelines, the Company treated this financing as debt and calculated an initial aggregate fair market value for the conversion features and warrants in the aggregate amount of $7,499,794 ("Initial Aggregate July Value"). The Company recorded the amount by which the Initial Aggregate July Value exceeded the $5,000,000 face value of the notes ("July Excess Amount") as a debt discount asset of $2,499,794 on the balance sheet, and was amortizing the July
Excess Amount to other expense over the lifetime of the notes.

However, on August 14, 2007, the Company concluded, after further review of relevant accounting literature, including paragraph 6 of EITF 98-5, which states that the amount of the discount assigned to a beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument, that the July Excess Amount should have been expensed in July 2006 rather than capitalized as a debt discount asset. Accordingly, the foregoing financial statements were restated in order to record an additional non-cash charge (net of amortization) of $2,291,478 for the quarter ended
September 30, 2006 to other expense and to eliminate the recordation and amortization of a debt discount asset.

The effect of the restatement on debt discount cost, debt financing amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share for the nine months of September 30, 2006 are as follows:

                                             AS ORIGINALLY   RESTATEMENT
                                                REPORTED     ADJUSTMENTS    AS RESTATED
                                              -----------    -----------    -----------
Balance Sheet
-------------
  Debt discount cost                          $ 2,291,478    $(2,291,478)   $         0

Statement of Operations
-----------------------
  Debt financing amortization                 $   369,251    $  (208,316)   $   160,935
  Cost of financing senior convertible note   $         0    $ 2,499,794    $ 2,499,794
  Other expense                               $   381,882    $ 2,291,478    $ 2,673,360
  Net Loss                                    $ 5,315,551    $ 2,291,478    $ 7,607,029

Basic and diluted net loss per share          $     (0.10)   $     (0.04)   $     (0.14)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION.

EFFECTS OF RESTATEMENT

      This Management's Discussion and Analysis or Plan of Operation discussion has been revised to reflect the effects of the restatement described in Note 6 to the accompanying condensed consolidated financial statements.

CAUTIONARY STATEMENT

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2006 and 2005. This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto beginning on page F-1 of this report.

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      UNAUDITED                             UNAUDITED
                                           SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                               2006              2005                2006              2005
                                          --------------    --------------      --------------    --------------
Net Sales                                 $     189,115     $      22,436       $     576,379     $     133,436
Cost of Sales                                    67,947            18,362             209,585            67,524
                                          --------------    --------------      --------------    --------------

Gross Profit                                    121,168             4,074             366,794            65,912

Operating expenses
   Consulting Fees                                2,000                 -              66,536                 -
   Finder's Fees                                465,000           381,300             465,000           846,020
   Cost of warrants granted                           -         1,054,881                   -         2,949,210
   Salary and salary related costs              787,894           797,302           2,328,575         2,214,007
   Marketing expense                             17,906            10,153              85,853           238,589
   Research and Development                     112,492           102,197             412,403           267,669
   Selling, general and administrative          750,775           576,633           1,942,096         1,651,459
                                          --------------    --------------      --------------    --------------

Total operating expenses                      2,136,067         2,922,466           5,300,463         8,166,954

  Net Other Income (loss)                    (2,613,262)       (2,716,655)         (2,673,360)       (2,887,888)

Loss before Income tax provision
  Income tax provision                                -                 -                   -                 -
                                          --------------    --------------      --------------    --------------
Net loss                                  $  (4,628,161)    $  (5,635,047)      $  (7,607,029)    $ (10,988,930)
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

OTHER EXPENSE

      Other expense decreased from $2,716,655 for the three months ended September 30, 2005 to $2,613,262 for the three months ended September 30, 2006, and from $2,887,888 for the nine months ended September 30, 2005 to $2,673,360 for the nine months ended September 30, 2006. During the three months and nine months ended September 30, 2005, we incurred a charge of $2,652,000 in connection with the conversion of notes into the Company's common stock during the third quarter of 2005. During the three months ended September 2006, we issued three convertible notes in the aggregate original principal amount of $5,000,000 to three investors. As discussed above, because the amount of shares issuable upon conversion of the notes and exercise of the warrants cannot be guaranteed, the value of these convertible notes and warrants are recorded as a liability and will be amortized over the lifetime of the note. The amortization in this respect for both the three months and nine months ended September 30, 2006 amounts to $369,251 for the warrant related valuation and $255,732 for the conversion feature related valuation. The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing. This excess fair value amounted to $2,499,794. In addition, a gain in the amount of $427,497 was recognized during the three months ended September 30, 2006 in connection with the re-measurement of the conversion feature and the warrant feature. This gain was included in other income under the line "Change in fair value of warrants and convertible debt."

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

                     PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION

   10.1 Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
   10.2 Form of Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 31, 2006)
   10.3 Form of Series L Warrant dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on July 31, 2006)
   10.4 Form of Series M Warrant dated July 31, 2006(incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on July 31, 2006)
   10.5 Form of Registration Rights Agreement dated July 31, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on July 31, 2006)
   31.1x    Certification of Chief Executive Officer Required by Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2x    Certification of Chief Financial Officer Required by Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1x    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2x    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RAPTOR NETWORKS TECHNOLOGY, INC.


      Date:  August 20, 2007           By: /s/ Thomas M. Wittenschlaeger
                                           -------------------------------------
                                           Thomas M. Wittenschlaeger,
                                           Chief Executive Officer
                                           (principal executive officer)


      Date:  August 20, 2007           By: /s/ Bob Van Leyen
                                           -------------------------------------
                                           Bob van Leyen,
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

            EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-QSB


    31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002