Form 10KSB/A
period 2006-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-08-21
CIK 1163300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                AMENDMENT NO. 1 TO
                                   FORM 10-KSB
                                  ____________

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

                        COMMISSION FILE NUMBER: 000-51443
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.
Yes [ ] No [X]

         Issuer's revenues for its most recent fiscal year were $849,285.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sale price of $0.87 per share as of August 17, 2007 was $52,833,736. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

         State the number of shares outstanding of each of the issuer's classes of common equity outstanding as of the latest practicable date: 64,128,432 shares of Common Stock, $0.001 par value, as of August 9, 2007.

         Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE
                                ----------------

         Raptor Networks Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-KSB for the year ended December 31, 2006 to reflect the restatement of its consolidated financial statements for the year ended December 31, 2006. The purpose for and effects of the restatement are described in Note 12 to the consolidated financial statements contained herein.

         The information in this Amendment No. 1 to Form 10-KSB has not been updated from the original filing of the Form 10-KSB except as required to reflect the effects of the restatement. The restatement includes changes to
Part I Items 1 and 2. Items included in the original Form 10-KSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Amendment No. 1 to Form 10-KSB does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART II

Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  22
Item 7.  Financial Statements...............................................  37

                                    PART III

Item 13. Exhibits...........................................................  48
Signatures..................................................................  52
Index to Financial Statements............................................... F-1
Index to Exhibits

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EFFECTS OF RESTATEMENT

      This Management's Discussion and Analysis or Plan of Operation discussion has been revised to reflect the effects of the restatement described in Note 12 to the accompanying consolidated financial statements.

CAUTIONARY STATEMENT

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

       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005,
         COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006 (IN THOUSANDS)


                                          December 31, 2005    December 31, 2006
                                          -----------------    -----------------

Net Sales                                  $           289      $           849
Cost of Sales                                          120                  320
                                           ---------------      ---------------

Gross Profit                                           169                  529

Operating expenses
   Consulting Fees                                      --                  105
   Finder's Fees                                     1,064                  465
   Cost of warrants granted                          3,433                   --
   Stock for services (non cash)                        --                   --
   Salary expense                                    2,630                2,891
   Marketing expense                                   349                  229
   Research and Development Costs                      403                  546
   Selling, general and administrative               2,767                2,405
                                           ---------------      ---------------
Total operating expenses                            10,646                6,641

  Net Other Income (loss)                           (2,913)             (12,967)

Loss before Income tax provision                   (13,390)             (19,079)
  Income tax provision                                  --                   --
                                           ---------------      ---------------
Net loss                                   $       (13,390)     $       (19,079)
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

OTHER INCOME/ (LOSS)

         Other losses increased substantially from $2,912,965 in 2005 to $12,966,694 in 2006. The primary reason for the $10,053,729 increase in other losses is non-cash charges in the aggregate amount of $12,622,254 that we recorded with respect to our July 31, 2006 financing transaction as prescribed by FAS 133 and EITF 00-19. We are required to account for the warrants and the embedded conversion feature associated with this transaction as liabilities at their respective estimated fair values. We are also required to adjust the estimated fair values of these liabilities at each period-end with the resultant gain or loss recorded against earnings and such amounts aggregated $9,080,794 during the year ended December 31, 2006. The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing of the financing. This excess fair value amounted to $2,499,794. We also recorded net debt discount costs of $5,000,000 and we amortized $1,041,667 of such debt discount into expenses during the year ended December 31, 2006.

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

         For the years ended December 31, 2005 and 2006, we sustained net losses of $13,390,940 and $19,078,578, respectively. Since our inception, including the period ended December 31, 2006, we have realized negligible revenues and have financed our operations almost exclusively from cash raised through a series of equity and debt financings and not with cash generated from operations. As of December 31, 2006, we had a deficit in working capital of $16,799,965. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. We anticipate that the proceeds from our Senior Convertible Note Financing (described under the caption "Senior Convertible Note Financing" below) will be sufficient to support our operations through August 30, 2007. However, if we do not experience a significant increase in revenues by June 30, 2007, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

                                    PART III

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

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

    10.12 Managing Dealer Agreement dated March 22, 2005 between Brookstreet Securities Corporation and Raptor Networks Technology, Inc., entered into in conjunction with our 2005 Private Placement of "units" (incorporated herein by reference to
               Exhibit 10.16 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
    10.13** 2005 Stock Plan effective June 9, 2005 (incorporated herein by reference to Exhibit 10.18 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3,
               2006)
    10.14** Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    10.15 Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 4, 2006)
    10.16 First Amendment to Loan and Security Agreement, dated April 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 4, 2006)
    10.17 Payoff Agreement, dated July 27, 2006, by and among Raptor Networks Technology, Inc., a Colorado corporation, Raptor Networks Technology, Inc., a California corporation, Bridge Bank National Association and Agility Capital, LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on July 31, 2006)
    10.18 Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
    10.19 Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
    10.20 Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.21 Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.22 Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    31.1x Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2x Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1x      Certification of Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2x      Certification of Chief Financial Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x   Filed herewith.
**  This exhibit is a management contract or a compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007                    RAPTOR NETWORKS TECHNOLOGY, INC.


                                         By:  /s/ Thomas M. Wittenschlaeger
                                             -----------------------------------
                                              Thomas M. Wittenschlaeger,
                                              Chief Executive Officer

Dated: August 20, 2007                     RAPTOR NETWORKS TECHNOLOGY, INC.


                                         By:  /s/ Bob van Leyen
                                             -----------------------------------
                                              Bob van Leyen,
                                              Chief Financial Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, an amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                         Capacity                Date
            ---------                         --------                ----

/s/ Thomas M. Wittenschlaeger                 Director           August 20, 2007
---------------------------------
    Thomas M. Wittenschlaeger

/s/ Ken Bramlett                              Director           August 20, 2007
---------------------------------
    Ken Bramlett

/s/ Larry L. Enterline                        Director           August 20, 2007
---------------------------------
    Larry L. Enterline

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

                   (Comiskey & Company letterhead)

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 12 to the financial statements, the Company has restated its 2006 financial statements to account for a change in its method of accounting for value assigned to a beneficial conversion feature of senior convertible notes and warrants.

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

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has sustained accumulated losses from operations totaling more than $60,700,000 at December 31, 2006. This condition, and the fact that the Company has had no significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
March 17, 2007, except Note 12
which is August 14, 2007

                                                          /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 2005               2006
                                                                                                  (restated)
                                                                             -------------      -------------
                                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $   1,442,130      $     821,388
   Accounts Receivable                                                             178,640            319,764
   Inventory, net                                                                1,132,322            951,618
   Prepaid expenses                                                                199,246            218,650
   License fees                                                                    305,320            297,520
   Other current assets                                                             21,259             22,176
                                                                             -------------      -------------
      Total current assets                                                       3,278,917          2,631,116

PROPERTY AND EQUIPMENT, NET                                                        587,659            282,560

OTHER ASSETS
   Debt discount cost                                                                   --                 --
   Debt issue cost                                                                  12,838             97,176
   Deposits                                                                        102,362            102,362
                                                                             -------------      -------------

TOTAL ASSETS                                                                 $   3,981,776      $   3,113,214
                                                                             =============      =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                          $     155,412      $      87,488
   Deferred revenue                                                                     --             36,376
   Accrued liabilities                                                             144,239            205,619
   Detachable  warrants                                                                 --          9,773,967
   Conversion option liability                                                          --          6,806,620
   Senior convertible note payable                                                      --          1,041,666
   Short-term convertible debt                                                          --          1,214,290
   Accrued interest payable                                                         52,464            265,055
                                                                             -------------      -------------
      Total current liabilities                                                    352,115         19,431,081

Long-term convertible debt                                                       1,214,290                 --

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 5,000,000 shares authorized                           --                 --
   Common stock, $.001 par; 75,000,000 and 110,000,000 shares
      authorized 54,204,367 and 54,360,096 shares issued and outstanding            54,204             54,360
   Additional paid-in capital                                                   43,971,664         44,316,848
   Accumulated deficit                                                         (41,610,497)       (60,689,075)
                                                                             -------------      -------------
      Total stockholders' equity (deficit)                                       2,415,371        (16.317,867)
                                                                             -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $   3,981,776      $   3,113,214
                                                                             =============      =============


            The accompanying notes are an integral part of these consolidated financial statements

                                                     F-3





                                   RAPTOR NETWORKS TECHNOLOGY, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      DECEMBER 31,      DECEMBER 31,
                                                                          2005              2006
                                                                                         (restated)
                                                                     -------------      -------------

REVENUE, NET                                                         $     289,236      $     849,285
COST OF SALES                                                              120,300            320,073
                                                                     -------------      -------------

GROSS PROFIT                                                               168,936            529,212
                                                                     -------------      -------------

OPERATING EXPENSES
   Consulting                                                                   --            105,508
   Finder's Fees                                                         1,064,405            465,000
   Cost of warrants granted                                              3,432,994                 --
   Salary expense and salary related costs                               3,072,206          2,890,942
   Marketing expense                                                       349,310            229,381
   Research & Development                                                  403,057            545,522
   Selling, general and administrative                                   2,324,939          2,404,743
                                                                     -------------      -------------

    Total operating expenses                                            10,646,911          6,641,096
                                                                     -------------      -------------

Loss from operations                                                   (10,477,975)        (6,111,884)
                                                                     -------------      -------------

OTHER INCOME (EXPENSE)
   Interest income                                                           2,779              1,609
   Change in fair value of warrants and conversion feature                      --         (9,080,794)
   Cost associated with convertible debt                                (2,652,000)                --
   Cost of financing senior convertible note                                    --         (2,499,794)
   Debt financing amortization - warrants and conversion feature                --         (1,041,666)
   Interest expense                                                       (263,744)          (346,049)
                                                                     -------------      -------------

Total other income (loss)                                               (2,912,965)       (12,966,694)
                                                                     -------------      -------------

Loss before income taxes                                               (13,390,940)       (19,078,578)
                                                                     -------------      -------------

Income tax benefit                                                              --                 --

NET LOSS                                                             $ (13,390,940)     $ (19,078,578)
                                                                     =============      =============

Basic and diluted net loss per share                                 $       (0.33)     $       (0.35)
                                                                     =============      =============

Basic and diluted weighted average number
  of shares outstanding                                                 40,001,954         54,213,443
                                                                     =============      =============


        The accompanying notes are an integral part of these consolidated financial statements





                                                  RAPTOR NETWORKS TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common Stock                         Additional             Total
                                  -------------------    Additional    Paid-in                 stockholders'
                                  Number of               Paid-in      Capital-   Accumulated     equity
                                   shares      Amount     Capital      Warrants     Deficit      (deficit)
                                  ----------   ------    ----------   ----------  -----------   -----------

Balance, December 31, 2004        30,845,942   30,846    26,836,247      120,000  (28,219,557)   (1,232,464)
                                  ----------   ------    ----------   ----------  -----------   -----------
Common stock issued for legal        975,000      975       388,538           --           --       389,513
settlement, January 12, 2005
$0.40 per share

Common stock issued for legal
settlement, January 12, 2005
$0.578 per share                     262,500      262       151,463           --           --       151,725

Common stock and warrants issued
for Cash, April - June 2005 $0.50
per share                          4,262,000    4,262     2,126,738           --           --     2,131,000

Common stock and warrants issued
for Cash, July - September 2005
$0.50 per share                    6,355,000    6,355     3,171,145           --           --     3,177,500

Common stock issued in bridge
loan conversion $0.40 per share    1,540,244    1,540       614,557           --           --       616,097

Common stock issued in bridge
loan conversion $0.50 per share    6,023,931    6,024     2,503,947           --           --     2,509,971

Common stock issued for services
issued for Note                      300,000      300       157,800           --           --       158,100

Beneficial conversion
Feature of convertible notes              --       --            --    2,271,400           --     2,271,400

Detachable common stock purchase
warrants                                  --       --            --      380,600           --       380,600

Warrants issued as a financing
incentive                                 --       --            --    3,432,994           --     3,432,994

Common stock and warrants issued
for Cash, Oct - December 2005
$0.50 per share                    3,639,750    3,640     1,816,235           --           --     1,819,875

Net loss for the year ended
December 31, 2005                         --       --            --           --  (13,390,940)  (13,390,940)
                                  ----------   ------    ----------   ----------  -----------   -----------
Balance, December 31, 2005        54,204,367   54,204    37,766,670    6,204,994  (41,610,497)    2,415,371
                                  ----------   ------    ----------   ----------  -----------   -----------
Common stock issued upon cashless     46,979       47        23,442      (23,489)          --            --
exercise of Warrants

Common stock issued for cash upon
exercise of Warrants                 108,750      109        54,266           --           --        54,375

Stock Based Compensation                  --       --       168,214           --           --       168,214

Beneficial Conversion Privilege           --       --       122,751           --           --       122,751

Net loss for the year ended
December 31, 2006                         --       --            --           --  (19,078,578  (19,078,578)
                                  ----------   ------    ----------   ----------  -----------   -----------
Balance, December 31, 2006        54,360,096   54,360    38,135,343    6,181,505  (60,689,075  (16,317,867)
                                  ----------   ------    ----------   ----------  -----------   -----------

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                F-5





                                           RAPTOR NETWORKS TECHNOLOGY, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              December 31, 2005      December 31, 2006
                                                                                                         (restated)
                                                                              -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(13,390,940)          $(19,078,578)
     Adjustments to reconcile net loss to net cash flows from
      operating activities:
         Depreciation                                                                 316,388                311,563
         Amortization                                                                  12,838              1,080,077
         Common stock issued for services/settlements                                 699,338                     --
         Change in fair value of warrants and conversion options                           --              9,080,794
         Interest expense related to debt conversion                                2,652,000                     --
         Common stock compensation expense                                                 --                168,214
         Common stock issued for interest payable related to debt conversion          166,068                     --
         Warrants issued                                                            3,432,994                     --
         Cost of financing senior convertible note                                         --              2,499,794
         Changes in operating assets and liabilities:
           Accounts receivable                                                             --               (141,124)
           Other current assets                                                      (190,266)                  (916)
           Deposits                                                                     1,971                     --
           Prepaid assets                                                              61,051                (19,404)
           License fees                                                               (45,840)                 7,800
           Inventories                                                                 79,968                180,704
           Accounts payable                                                          (262,908)               (67,924)
           Interest payable                                                               745                212,591
           Other accrued liabilities                                                 (953,447)                61,380
           Deferred Revenue                                                           (44,000)                36,376
                                                                                 ------------           ------------
     Net cash flows from operating activities                                      (7,464,040)            (5,668,653)
                                                                                 ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                            (133,601)                (6,464)
                                                                                 ------------           ------------
     Net cash flows from investing activities                                        (133,601)                (6,464)
                                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                                   7,128,375                 54,375
         Proceeds from issuance of convertible note payable                                --              5,000,000
         Payments on short-term debt                                                  (87,817)              (689,410)
         Proceeds from convertible Debt                                             1,960,000                689,410
                                                                                 ------------           ------------
     Net cash flows from investing activities                                       9,000,558              5,054,375
                                                                                 ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,402,917               (620,742)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       39,213              1,442,130
                                                                                 ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  1,442,130           $    821,388
                                                                                 ============           ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY

Property and equipment acquired by short term note                                         --                     --
Interest paid                                                                          80,922                 95,043
Taxes paid                                                                                 22                     --

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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
                                                                ==============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this standard.

PRESENTATION AS A GOING CONCERN
-------------------------------
The Company has had only a limited operating history with minimal sales, and has sustained operating losses of $13,390,940 in 2005 and $19,078,578 in 2006. Although at December 31, 2006, the Company had a working capital deficit position of ($16,799,965) and a stockholders' deficit of $16,317,867, these results came primarily from additional debt financing and the conversion of debt to equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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
                                                                                        =================      =================

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

5.       SENIOR CONVERTIBLE NOTE PAYABLE
         -------------------------------

                                           SENIOR                         DETACHABLE       CONVERSION
                                        CONVERTIBLE     NOTE PAYABLE       WARRANTS          OPTION
                                        NOTE PAYABLE    DEBT DISCOUNT      LIABILITY        LIABILITY
                                        -----------      -----------      -----------      -----------
Balance at December 31, 2005            $        --      $        --      $        --      $        --

July 31 Senior convertible notes
                                         (5,000,000)              --               --               --
Detachable warrant and Conversion
  feature July 31,2006                           --        5,000,000       (4,431,011)      (3,068,783)

Change in fair value of warrants
                                                 --               --       (5,342,956)              --
Change in fair value of conversion
  feature                                        --               --               --       (3,737,837)

Amortization of debt discount to
  other expense                                  --       (1,041,666)              --               --
Amortization of debt discount asset
  to other expense                               --               --               --               --
                                        -----------      -----------      -----------      -----------

Balance at December 31, 2006            $(5,000,000)     $ 3,958,334      $(9,773,967)     $(6,806,620)
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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

The initial fair value of both the conversion feature and the detachable warrant at July 31, 2006 was $7,499,794. The face value of the senior convertible note was $5,000,000 and the Company expensed the excess over $5,000,000 for an amount of $2,499,794 and charged this amount as a Cost of financing in July 2006. Amortization of the net debt discount liability equals $1,041,666.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 AND 2006 (RESTATED)


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

11.      SUBSEQUENT EVENTS
         ------------------

OPTIONS ISSUED
--------------

Subsequent to December 31, 2006, the Company awarded a total of 552,000 common stock purchase options, to certain employees which vest at the rate of 33-1/3% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant, and have an exercise price of $1.00 per share of the Company's common stock. Also, subsequent to December 31, 2006, the Company cancelled 25,000 options granted in previous years. These 552,000 options to purchase common stock have been committed to by the Company to new employees and have been tentatively approved by the Board, subject to the 2005 Plan being registered under applicable federal and state securities laws.

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

12.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

However, on August 14, 2007, the Company concluded, after further review of relevant accounting literature, including paragraph 6 of EITF 98-5, which states that the amount of the discount assigned to a beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument, that the July Excess Amount should have been expensed in July 2006 rather than capitalized as a debt discount asset. Accordingly, the foregoing financial statements were restated in order to record an additional non-cash charge (net of amortization) of $2,291,478 at July 31, 2006 to other expense and to eliminate the recordation and amortization of a debt discount asset.

The effect of the restatement on debt discount cost, debt financing amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share as of December 31, 2006 are as follows:

                                             AS ORIGINALLY     RESTATEMENT
                                                REPORTED       ADJUSTMENTS    AS RESTATED
                                              ------------    ------------    ------------
Balance Sheet
-------------
  Debt discount cost                          $  1,979,004    $ (1,979,004)   $          0

Statement of Operations
-----------------------
  Debt financing amortization                 $  1,562,456    $   (520,790)   $  1,041,666
  Cost of financing senior convertible note   $          0    $  2,499,794    $  2,499,794
  Other expense                               $ 10,987,690    $  1,979,004    $ 12,966,694
  Net Loss                                    $ 17,099,574    $  1,979,004    $ 19,078,578

Basic and diluted net loss per share          $      (0.32)   $      (0.03)   $      (0.35)


                    INDEX TO EXHIBITS ATTACHED TO THIS REPORT

   EXHIBIT
   NUMBER                            DESCRIPTION
   ------                            -----------

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