Form 10QSB/A
period 2007-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-08-21
CIK 1163300

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

                                EXPLANATORY NOTE
                                ----------------

         Raptor Networks Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB for the quarter ended March 31, 2007 to reflect the restatement of its condensed consolidated financial statements for the three months ended March 31, 2007. The purpose for and effects of the restatement are described in Note 6 to the condensed consolidated financial statements contained herein.

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

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of December 31, 2006
           and March 31, 2007 (unaudited) (restated).....................    F-1

         Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2006 (unaudited) and
           March 31, 2007 (unaudited) (restated).........................    F-2

         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2006 (unaudited) and
           March 31, 2007 (unaudited) (restated).........................    F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)
          (restated).....................................................    F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation.......      1

                           PART II - OTHER INFORMATION


Item 6.  Exhibits........................................................     13

Signatures...............................................................     14

Exhibits Attached to this Report on Form 10-QSB..........................     15


                                        RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31, 2006     MARCH 31, 2007
                                                                              (restated)           (restated)
                                                                           -----------------     --------------
                                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                              $        821,388      $   1,482,393
    Accounts receivable                                                             319,764            120,054
    Inventory, net                                                                  951,618          1,052,654
    Prepaid expenses                                                                218,650            184,295
    License fees                                                                    297,520            245,960
    Other current assets                                                             22,176             22,837
                                                                           -----------------     --------------
      Total current assets                                                 $      2,631,116      $   3,108,193

PROPERTY AND EQUIPMENT, NET                                                         282,560            254,471

OTHER ASSETS
    Debt discount cost                                                            --         --
    Debt issue cost                                                                  97,176            151,990
    Deposits                                                                        102,362            102,362
                                                                           -----------------     --------------

TOTAL ASSETS                                                               $      3,113,214      $  3,617,016
                                                                           =================     ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                       $         87,488      $     177,825
    Deferred revenue                                                                 36,376             56,245
    Accrued liabilities                                                             205,619            240,796
    Detachable warrants                                                           9,773,967         28,099,796
    Conversion option liability                                                   6,806,620         19,077,169
    Senior convertible note payable                                               1,041,666          1,189,852
    Short-term convertible debt                                                   1,214,290          1,214,290
    Accrued interest payable                                                        265,055            173,848
                                                                           -----------------     --------------
      Total current liabilities                                                  19,431,081         50,229,821

STOCKHOLDER'S EQUITY (DEFICIT)
    Preferred stock, no par value; 5,000,000 shares authorized                            -                  -
    Common stock, $.001 par; 110,000,000 and 110,000,000
    shares authorized 54,360,096 and 55,886,652 shares
    issued and outstanding                                                           54,360             55,886
    Additional paid-in capital                                                   44,316,848         44,938,252
    Accumulated deficit                                                         (60,689,075)       (91,606,943)
                                                                           -----------------     --------------
      Total stockholder's equity (deficit)                                      (16,317,867)       (46,612,804))
                                                                           -----------------     --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY DEFICIT)                        $      3,113,214      $  3,617,016
                                                                           =================     ==============


             The accompanying notes are an integral part of these condensed consolidated financial statements

                                                       F-1






                                    RAPTOR NETWORKS TECHNOLOGY, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      MARCH 31, 2006     MARCH 31, 2007
                                                                                           (restated)
                                                                      --------------     --------------

REVENUE, NET                                                          $     182,295      $     162,771
COST OF SALES                                                                67,803             39,865
                                                                      --------------     --------------

GROSS PROFIT                                                                114,492            122,906
                                                                      --------------     --------------

OPERATING EXPENSES
 Consulting                                                                       -             52,500
 Finder's Fees                                                                    -             96,000
 Salary expense and salary related costs                                    787,048            753,162
 Marketing expense                                                           36,159             17,973
 Research & Development                                                     157,431            144,951
 Selling, general and administrative                                        559,152            741,077
                                                                      --------------     --------------

    Total operating expenses                                              1,579,790          1,805,663
                                                                      --------------     --------------

Loss from operations                                                     (1,465,298)        (1,682,757)
                                                                      --------------     --------------

OTHER INCOME (EXPENSE)
 Interest income                                                                  -              7,535
 Change in fair value of warrants and convertible debt                            -        (18,874,208)
 Senior convertible note restructuring charges                                    -         (2,089,284)
 Extinguishment of debt                                                           -          11,571,860
 Cost of financing senior convertible note                                        -         (18,333,208)
Debt financing amortization - warrants and conversion feature                     -         (1,304,099)
 Interest expense                                                           (25,977)          (213,707)
                                                                      --------------     --------------

Total other income (loss)                                                   (25,977)       (29,235,111)
                                                                      --------------     --------------

Loss before income taxes                                                 (1,491,275)       (30,917,868)
                                                                      --------------     --------------

Income tax benefit                                                                -                  -

NET LOSS                                                              $  (1,491,275)     $ (30,917,868
                                                                      ==============     ==============

Basic and diluted net loss per share                                  $       (0.03)     $       (.57)
                                                                      ==============     ==============

Basic and diluted weighted average number of shares outstanding          54,204,367         54,718,378
                                                                      ==============     ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements

                                                   F-2






                                    RAPTOR NETWORKS TECHNOLOGY, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      MARCH 31, 2006     MARCH 31, 2007
                                                                                           (restated)
                                                                      --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $  (1,491,275)     $ (30,917,868)
     Adjustments to reconcile net loss to net cash
     flows from operating activities:
         Depreciation                                                        81,651             58,032
         Amortization                                                         3,209          1,328,214
         Change in fair value of warrants and conversion options                  -         18,874,208
         Gain on extinguishment of debt                                           -        (11,571,860)
         Senior convertible note restructuring charges                            -          2,204,909
         Common stock compensation expense                                  118,745             41,227
         Cost of financing senior convertible note                                -         18,333,208
     Changes in operating assets and liabilities:
          Accounts receivable                                                87,474            199,710
          Other current assets                                               15,534               (661)
          Prepaid assets                                                    117,899             34,355
          License fees                                                        2,080             51,560
          Inventories                                                        53,923           (101,036)
          Accounts payable                                                     (952)            90,337
      Interest payable                                                       23,976            (91,207)
          Other accrued liabilities                                           5,115             35,177
          Deferred Revenue                                                        -             19,869
                                                                      --------------     --------------
     Net cash flows from operating activities                              (982,621)        (1,411,826)
                                                                      --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                         -            (29,943)
                                                                      --------------     --------------
     Net cash flows from investing activities                                     -            (29,943)
                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Common Stock                                                 -            502,774
         Proceeds from issuance of convertible note payable                       -          1,600,000
         Proceeds from convertible Debt                                           -                  -
                                                                      --------------     --------------
     Net cash flows from investing activities                                     -          2,102,774
                                                                      --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (982,621)           661,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,442,130            821,388
                                                                      --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     459,509      $   1,482,393
                                                                      ==============     ==============


     The accompanying notes are an integral part of these condensed consolidated financial statements

                                                   F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company's subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Company's most recent annual report on Form 10-KSB, as amended. Results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)

3.    SENIOR CONVERTIBLE NOTE PAYABLE

                                                     SENIOR                       DETACHABLE     CONVERSION
                                                  CONVERTIBLE    NOTE PAYABLE      WARRANTS        OPTION
                                                  NOTE PAYABLE   DEBT DISCOUNT     LIABILITY      LIABILITY
                                                  ------------   -------------     ---------      ---------
        Balance at December 31, 2006              $(5,000,000)    $3,958,334     $ (9,773,967)  $ (6,806,620)
                                                  ============    ===========    =============  =============
        Change in fair value of warrants                    -              -          524,400              -

        Change in fair value of conversion
          feature                                           -              -                -        640,241

        Amortization of debt discount to
          other expense                                     -       (114,247)               -              -
        Amortization of debt discount asset
          to other expense                                  -              -                -              -
                                                  ------------    -----------    -------------  -------------
        Balance at January 18, 2007               $(5,000,000)    $3,844,087     $ (9,249,567)  $ (6,166,379)
                                                  ============    ===========    =============  =============
        To record gain on extinguishment of
          debt - net $9.6m                                  -     (3,844,087)       9,249,567      6,166,379
        January 18 Senior convertible notes
          amended                                  (2,204,909)             -                -              -
        Detachable warrant and Conversion
          feature January 18, 2007                          -      7,204,909      (12,332,756)    (8,885,639)

        Change in fair value of warrants                    -              -       (8,833,758)             -

        Change in fair value of conversion
          feature                                           -              -                -     (6,724,888)

        Amortization of debt discount to
          other expense related to $7.2M                    -       (973,636)               -              -
        Amortization of debt discount asset
          to other expense related to $7.2M                 -              -                -              -
                                                  ------------    -----------    -------------  -------------
        Balance at March 31, 2007                 $(7,204,909)    $6,231,273     $(21,166,514)  $(15,610,527)
                                                  ============    ===========    =============  =============

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


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

The initial fair value of both the conversion feature and the detachable L-1 warrant at January 18, 2007 was $21,218,395. The face value of the senior convertible note was $7,204,909 and the Company expensed the excess over $7,204,909 for an amount of $14,013,486 and charged this amount as a cost of financing in January 2007. Amortization of the net debt discount liability equals $973,636.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


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

$1,600,000 SENIOR CONVERTIBLE NOTE FINANCING

                                                     SENIOR                       DETACHABLE     CONVERSION
                                                  CONVERTIBLE    NOTE PAYABLE      WARRANTS        OPTION
                                                  NOTE PAYABLE   DEBT DISCOUNT     LIABILITY      LIABILITY
                                                  ------------   -------------     ---------      ---------

        Balance at December 31, 2006              $         -     $        -     $          -   $          -

        January 18 Senior convertible notes        (1,600,000)             -                -              -

        Detachable warrant and Conversion
          feature January 18, 2007                          -      1,600,000       (3,946,481)    (1,973,241)

        Change in fair value of warrants                    -              -       (2,986,801)             -

        Change in fair value of conversion
          feature                                           -              -                -     (1,493,401)

        Amortization of debt discount to
          other expense                                     -       (216,216)               -              -
        Amortization of debt discount asset
          to other expense                                  -              -                -              -
                                                  ------------    -----------    -------------  -------------
        Balance at March 31, 2007                 $(1,600,000)    $1,383,784     $ (6,933,282)  $ (3,466,642)
                                                  ============    ===========    =============  =============

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


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

The initial fair value of both the conversion feature and the detachable L-2 warrant at January 18, 2007 was $5,919,722. The face value of the senior convertible note was $1,600,000 and the Company expensed the excess over $1,600,000 for an amount of $4,319,722 as a cost of financing in January 2007. Amortization of the net debt discount liability equals $216,216.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2007 (UNAUDITED) (RESTATED)


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

6.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial results because of an error in its interpretation of accounting treatment for derivatives issued in the private placement transactions in July 2006 and January 2007. The restatements were required because the Company capitalized as deferred debt costs the fair value of the conversion features and warrants in excess of the face value of the debt host instrument whereas this cost of financing should be expensed at the time of closing the financing.

The effect of the restatement on debt discount cost, debt financing amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share as of December 31, 2006 are as follows:

                                               AS ORIGINALLY    RESTATEMENT
                                                 REPORTED       ADJUSTMENTS      AS RESTATED
                                               ------------     ------------     ------------
Balance Sheet
  Debt discount cost                           $  1,979,004     $ (1,979,004)    $          0
Statement of Operations
  Debt financing amortization                  $  1,562,456     $   (520,790)    $  1,041,666
  Cost of financing senior convertible note    $          0     $  2,499,794     $  2,499,794
  Other expense                                $ 10,987,690     $  1,979,004     $ 12,966,694
  Net Loss                                     $ 17,099,574     $  1,979,004     $ 19,078,578
Basic and diluted net loss per share           $      (0.32)    $      (0.03)    $      (0.35)

The effects of the restatement on debt discount cost, amortization expense, cost of financing, other expenses, net loss and basic and diluted earnings per share as of March 31, 2007 are as follows:

                                               AS ORIGINALLY    RESTATEMENT
                                                 REPORTED       ADJUSTMENTS      AS RESTATED
                                               ------------     ------------     ------------
Balance Sheet
  Debt discount cost                           $ 15,885,749     $(15,855,749)    $          0
Statement of Operations
  Debt financing amortization                  $  3,838,677     $ (2,534,578)    $  1,304,099
  Gain on extinguishment of debt               $  9,649,975     $  1,921,885     $ 11,571,860
  Cost of financing senior convertible note    $          0       18,333,208     $ 18,333,208
  Other expense                                $ 15,358,366     $ 13,876,745     $ 29,235,111
  Net Loss                                     $ 17,041,123     $ 13,876,745     $ 30,917,868
Basic and diluted net loss per share           $      (0.31)    $      (0.26)    $      (0.57)

                                      F-12


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

                                               March 31, 2006     March 31, 2007
                                               --------------     --------------
        Net Sales                              $     182,295      $     162,771
        Cost of Sales                                 67,803             39,865
                                               --------------     --------------
        Gross Profit                                 114,492            122,906

        Operating expenses
          Consulting                                       -             52,500
          Finder's Fees                                    -             96,000
          Cost of warrants granted                         -                  -
          Salary and salary related costs            787,048            753,162
          Marketing expense                           36,159             17,973
          Research and Development Costs             157,431            144,951
          Selling, general and administrative        599,152            741,077
                                               --------------     --------------
        Total operating expenses                   1,579,790          1,805,663

          Net Other Income (loss)                    (25,977)       (29,235,111)
        Loss before Income tax provision
          Income tax provision                             -                  -
                                               --------------     --------------
        Net loss                               $  (1,491,275)     $ (30,917,868)
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

OTHER EXPENSE

Other expense increased substantially from $25,977 in the first quarter of 2006 to $29,235,111 in the first quarter of 2007. The primary reason for the $29,209,134 increase in other losses is non-cash charges in the aggregate amount of $29,028,929 that we recorded with respect to the restructuring of the July 31, 2006 financing transaction which took place in the first quarter of 2007 as well as the amended January 18, 2007 financing transaction.

      o We are required by EITF 96-19 to record the extinguishment of the July 31, 2006 senior convertible notes as valued at January 18, 2007 resulting in a gain of $9,649,975.

      o With respect to our amended January 18, 2007 financing transaction as prescribed by SFAS No. 133 and EITF 00-19 we are required to account for the warrants and the embedded conversion feature associated with this transaction as liabilities at their respective estimated fair values. We are also required to adjust the estimated fair values of these liabilities at each period-end with the resultant gain or loss recorded against earnings and such amounts aggregated to $18,874,208 during the first quarter ended March 31, 2007. The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock which was $0.81 on January 18, 2007 and $1.28 on March 31, 2007, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing. This excess fair value amounted to $18,33,208. We also recorded net debt discounts of 8,804,909 and we amortized $1,304,099 of such debt discounts into expenses during the first quarter ended March 31, 2007.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

      EXHIBITS

  EXHIBIT
  NUMBER                                  DESCRIPTION
  ------                                  -----------
    3.1 Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on May 4, 2007)
    3.2     Action With Respect to Bylaws (incorporated herein by reference to
            Exhibit 3.2 to the Company's Form 8-K filed with the SEC on May 4,
            2007)
   10.1 Form of Amendment and Exchange Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 22, 2007)
   10.2 Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
   10.3 Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
   10.4 Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the January 22, 2007)
   10.5 Form of Series L-1 Warrant dated July 31, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed with the January 22, 2007)
   10.6 Form of Series M-1 Warrant dated July 31, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed with the January 22, 2007)
   10.7 Series L-2 Warrant dated January 19, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K filed with the January 22, 2007)
   10.8 Series M-2 Warrant dated January 19, 2007 (incorporated herein by reference to Exhibit 10.8 to the Company's Form 8-K filed with the January 22, 2007)
   10.9 Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the January 22, 2007)
   31.1x    Certification of Chief Executive Officer Required by Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2x    Certification of Chief Financial Officer Required by Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1x    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2x    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


      Date:  August 20, 2007     By:  /s/ Bob van Leyen
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

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