Form 10QSB
period 2007-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-08-21
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of
           December 31, 2006 (as restated)
           and June 30, 2007 (unaudited)................................     F-1

         Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended June 30, 2006
           and 2007 (unaudited).........................................     F-2

         Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2006 and 2007
           (unaudited)..................................................     F-3

         Notes to Condensed Consolidated Financial Statements
           (unaudited)..................................................     F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation......       1

Item 3A(T).  Controls and Procedures....................................      12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....      14

Item 3.  Defaults Upon Senior Securities................................      14

Item 4.  Submission of Matters to a Vote of Security Holders............      14

Item 5.  Other Information..............................................      15

Item 6.  Exhibits.......................................................      16

Signatures..............................................................      17

Exhibits Attached to this Report on Form 10-QSB.........................      18


                                     RAPTOR NETWORKS TECHNOLOGY, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,         JUNE 30,
                                                                             2006              2007
                                                                        (AS RESTATED)       (UNAUDITED)
                                                                        -------------      -------------
                                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $     821,388      $     204,165
  Accounts receivable                                                         319,764            115,672
  Inventory, net                                                              951,618            967,127
  License fees - current                                                      154,000            104,000
  Other current assets                                                        240,826            198,498
                                                                        -------------      -------------
    Total current assets                                                    2,487,596          1,589,462

PROPERTY AND EQUIPMENT, NET                                                   282,560            199,366
                                                                        -------------      -------------

OTHER ASSETS
  Debt issue cost                                                              97,176            123,490
  License fees - long term                                                    143,520            139,100
  Deposits                                                                    102,362             66,784
                                                                        -------------      -------------
    Total other assets                                                        343,058            329,374

TOTAL ASSETS                                                            $   3,113,214      $   2,118,202
                                                                        =============      =============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                      $      87,488      $     250,614
  Deferred revenues                                                            36,376             36,394
  Accrued liabilities                                                         205,619            266,367
  Warrant liability                                                         9,773,967         31,200,871
  Conversion option liability                                               6,806,620         18,956,370
  Senior convertible notes payable                                          1,041,666          1,838,547
  Short-term convertible notes                                              1,214,290                  -
  Accrued interest payable                                                    265,055              3,044
                                                                        -------------      -------------
    Total current liabilities                                              19,431,081         52,552,207

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value; 5,000,000 shares authorized                        -                  -
  Common stock, $.001 par; 110,000,000 and 200,000,000
    shares authorized 54,360,096 and 59,546,809 shares
    issued and outstanding at December 31, 2006 and June 30, 2007
    (unaudited), respectively                                                  54,360             59,546
  Additional paid-in capital                                               44,316,848         49,921,935
  Accumulated deficit                                                     (60,689,075)      (100,415,486)
                                                                        -------------      -------------
    Total stockholders' deficit                                           (16,317,867)       (50,434,005)
                                                                        -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   3,113,214      $   2,118,202
                                                                        =============      =============

     The accompanying notes are an integral part of these condensed consolidated financial statements





                                                  RAPTOR NETWORKS TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED

                                                            JUNE 30, 2006    JUNE 30, 2007         JUNE 30, 2006     JUNE 30, 2007
                                                            -------------    -------------         -------------     -------------

REVENUE, NET                                                $     204,969    $     237,857         $     387,264     $     400,628
COST OF SALES                                                      92,086          122,727               159,889           168,728
                                                            -------------    -------------         -------------     -------------

GROSS PROFIT                                                      112,883          115,130               227,375           231,900
                                                            -------------    -------------         -------------     -------------

OPERATING EXPENSES
 Salary expense and salary related costs                          597,847          638,703             1,221,394         1,234,310
 Marketing expense                                                 31,788           63,332                67,947            81,305
 Research and development                                         294,436          365,902               619,198           668,408
 Selling, general and administrative                              640,682          758,320             1,236,005         1,641,761
                                                            -------------    -------------         -------------     -------------

    Total operating expenses                                    1,564,753        1,826,257             3,144,544         3,625,784
                                                            -------------    -------------         -------------     -------------

Loss from operations                                           (1,451,870)      (1,711,127)           (2,917,169)       (3,393,884)
                                                            -------------    -------------         -------------     -------------

OTHER INCOME (EXPENSE)
 Interest income                                                        -            6,711                     -            14,246
 Change in fair value of warrant liability and convertible debt         -       (5,452,070)                    -       (24,326,278)
 Senior convertible note restructuring charges                          -                -                     -        (2,089,284)
 Gain on extinguishment of debt                                         -                -                     -        11,571,860
 Cost of financing senior convertible note                              -                -                     -       (18,333,208)
 Debt financing amortization - warrant liability and
   conversion feature                                                   -       (1,427,820)                    -        (2,731,922)


 Interest expense                                                 (35,723)        (224,234)              (61,699)         (437,941)
                                                            -------------    -------------         -------------     -------------

Total other income (expense)                                      (35,723)      (7,097,413)              (61,699)      (36,332,527)
                                                            -------------    -------------         -------------     -------------

Loss before provision for income taxes                         (1,487,593)      (8,808,540)           (2,978,868)      (39,726,411)
                                                            -------------    -------------         -------------     -------------

Provision for income taxes                                              -                -                     -                -

NET LOSS                                                    $  (1,487,593)      (8,808,540)        $  (2,978,868)    $ (39,726,411)
                                                            =============    =============         =============     =============

Basic and diluted net loss per share                        $       (0.03)   $       (0.15)        $       (0.05)    $       (0.70)
                                                            =============    =============         =============     =============

Basic and diluted weighted average number of shares
  outstanding                                                  54,204,367       58,225,795            54,204,367        56,481,775
                                                            =============    =============         =============     =============

                  The accompanying notes are an integral part of these condensed consolidated financial statements





                                            RAPTOR NETWORKS TECHNOLOGY, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                JUNE 30, 2006            JUNE 30, 2007
                                                                                -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (2,978,868)          $  (39,726,411)
  Adjustments to reconcile net loss
    to net cash flows from operating
    activities:
    Depreciation                                                                      163,302                  118,251
    Amortization                                                                        6,418                2,772,902
    Change in fair value of warrants and
      conversion options                                                                    -               24,326,278
    Gain on extinguishment of debt                                                          -              (11,571,860)
    Senior convertible note restructuring charges                                           -                2,204,909
    Common stock compensation expense                                                 234,719                   85,606
    Warrants Issued                                                                         -                  166,560
    Cost of financing senior convertible note                                               -               18,333,208
    Change in inventory reserve                                                             -                   93,361

  Changes in operating assets and liabilities:
    Accounts receivable                                                                20,143                  204,092
    Prepaid expenses and other current assets                                         128,293                   42,328
    License fees                                                                        3,640                   54,420
    Debt issuance costs                                                                     -                  (78,929)
    Deposits                                                                                -                   35,578
    Inventory                                                                          14,595                 (108,870)
    Accounts payable                                                                  354,920                  163,126
    Accrued interest payable                                                           52,906                  (84,181)
    Other accrued liabilities                                                          19,092                   60,748
    Deferred Revenue                                                                        -                       18
                                                                                -------------            -------------
  Net cash used from operating activities                                          (1,980,840)              (2,958,865)
                                                                                -------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchases                                                         -                  (35,057)
                                                                                -------------            -------------
   Net cash flows used for investing activities                                             -                  (35,057)
                                                                                -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                  -                  630,132
  Proceeds from issuance of convertible note payable                                        -                1,600,000
  Senior convertible note conversion                                                        -               (1,392,120)
  Conversion of Convertible note                                                            -               (1,538,687)
  Proceeds from convertible Debt                                                      589,410                        -
                                                                                -------------            -------------
  Net cash flows provided by investing activities                                     589,410                2,376,669
                                                                                -------------            -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (1,391,430)                (617,223)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,442,430                  821,388
                                                                                -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      50,700            $     204,165
                                                                                =============            =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                               -                   84,181
Taxes paid                                                                                  -                        -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of debt to equity                                                              -                2,171,249
  Warrants issued for convertible debt                                                      -                  166,560
  Fair market value change of the beneficial conversion feature
    due to conversion of debt into shares                                                   -                2,471,795
  Warrants issued for services                                                              -                  166,560

            The accompanying notes are an integral part of these condensed consolidated financial statements

                                                          F-3

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

1.    GENERAL

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. a Colorado corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company's subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Company's most recent annual report on Form 10-KSB (as amended due to restatement issue discussed below). Results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results of operations expected for the full year or for any other period.

RESTATEMENT OF PRIOR PERIODS

The Company has restated its financial results because of an error in its interpretation of accounting treatment for derivatives issued in private placement transactions in July 2006 and January 2007. These restatements are included in the year to date numbers of this 10-QSB. The restatements were required because the Company capitalized as deferred debt costs the fair value of the conversion features and warrants in excess of the face value of the debt host instrument whereas this cost of financing should have been expensed at the time of closing the financings.

The effects of the restatement on debt discount cost, debt financing amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share as of December 31, 2006 are as follows:

                                                         AS
                                                     ORIGINALLY         RESTATEMENT             AS
                                                      REPORTED          ADJUSTMENTS          RESTATED
                                                      --------          -----------          --------
BALANCE SHEET
  Debt discount cost                                $  1,979,004       $  (1,979,004)       $          0
                                                    ============       ==============       ============
STATEMENT OF OPERATIONS
  Debt financing amortization                       $    520,790       $    (520,790)       $          0
                                                    ============       ==============       ============
  Cost of financing senior convertible note         $          0       $   2,499,794        $  2,499,794
                                                    ============       ==============       ============
  Other expense                                     $ 10,987,690       $   1,979,004        $ 12,966,694
                                                    ============       ==============       ============
  Net loss                                          $ 17,099,574       $   1,979,004        $ 19,078,578
                                                    ============       ==============       ============
Basic and diluted net loss per share                $      (0.32)      $       (0.03)       $      (0.35)
                                                    ============       ==============       ============

The effects of the restatement on debt discount cost, amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share as of March 31, 2007 are as follows:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

                                                         AS
                                                     ORIGINALLY         RESTATEMENT             AS
                                                      REPORTED          ADJUSTMENTS          RESTATED
                                                      --------          -----------          --------
BALANCE SHEET
  Debt discount cost                                $ 15,885,749       $(15,855,749)        $          0
STATEMENT OF OPERATIONS
  Debt financing amortization                       $  3,838,677       $ (2,534,578)        $  1,304,099
  Gain on extinguishment of debt                    $  9,649,975       $  1,921,885         $ 11,571,860
  Cost of financing senior convertible note         $          0       $ 18,333,208         $ 18,333,208
  Other expense                                     $ 15,358,366       $ 13,876,745         $ 29,235,111
  Net loss                                          $ 17,041,123       $ 13,876,745         $ 30,917,868
Basic and diluted net loss per share                $      (0.31)      $      (0.26)        $      (0.57)

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three and six month periods ended June 30, 2007 was $8,808,540 and $39,726,411, respectively. Net cash used in operations for the six months ended June 30, 2007 was $2,996,132. The Company also has an accumulated deficit of $100,415,486, and a working capital deficit of $50,962,745 at June 30, 2007, of which $55,220,152 relates to the fair value of derivative financial instruments.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or other means.

The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

RECLASSIFICATIONS

Certain previous period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a complete discussion of the Company's significant accounting policies, please refer to the Company's annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement plans-an amendment of FASB Statements No. 87, 88, and 132R." The statement requires employers to account for the over or under funded status of defined benefit postretirement plans as an asset or liability and recognized changes in the funded status through comprehensive income. This statement currently has no impact on the Company's financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), FINANCIAL STATEMENTS - CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, FINANCIAL STATEMENTS - MATERIALITY, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company applied the provisions of SAB 108 with the preparation of the Company's annual financial statements for the calendar year ending December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company's financial statements for the three and six month periods ending June 30, 2007.

In November 2006, the FASB ratified EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" ("EITF No. 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, `Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ' ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, FASB Staff Position No. EITF 00-19-2 was issued. This FASB Staff Position (FSP) addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company will follow the guidance in FSP 00-19-2 in assessing its liabilities related to the liquidated damages, if any, that would arise if the Company defaults under the convertible financing arrangements.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

In February 2007, the FASB issued Statement No. 159 ("FAS 159") which expanded FAS No. 157, " FAIR VALUE MEASUREMENTS ," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 159, but does not expect the adoption of FAS 159 to have a material impact on its financial statements. In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06-11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, " ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FAS 109 "("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, " ACCOUNTING FOR INCOME TAXES." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective as of January 1, 2007. The adoption of this statement does not have a material impact on the Company's financial statements.

3.    INVENTORY

Inventory is recorded at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2006 and June 30, 2007 consists of raw materials and finished goods.

Inventory consisted of the following:

                                                                June 30, 2007
                                         December 31, 2006       (unaudited)
                                         -----------------    -----------------

      Raw Materials                      $         990,074    $       1,072,128
      Finished Goods                                64,833               91,650
                                         -----------------    -----------------
                                                 1,054,907            1,163,778
                                         -----------------    -----------------

      Less: Allowance for Obsolescence             103,289              196,651
                                         -----------------    -----------------


      Inventory, Net                     $         951,618    $         967,127
                                         =================    =================

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

4.    STOCK-BASED COMPENSATION

2005 STOCK PLAN

The Company's 2005 Stock Plan was approved by the Company's Board of Directors on April 7, 2005, approved by the Company's shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan ("2005 Plan") by the Company's Board of Directors on June 29, 2007. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission ("SEC") in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July 2007. Prior to that time, the Company issued only non-plan stock options. The 2005 Plan is now the Company's only formal plan for providing stock-based incentive compensation to the Company's eligible employees, non-employee directors and certain consultants. The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan. As of June 30, 2007, the 2005 Plan had a total of 797,500 options outstanding and 2,202,500 shares reserved for future grants.

NON-PLAN OPTIONS

Prior to approval of our 2005 Stock Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors. The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of June 30, 2007, there were 1,241,667 non-plan options outstanding.

The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)") using the Black-Scholes Option pricing model. Under SFAS No. 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

For the three and six-month period ended June 30, 2007, the Company recognized $44,379 and $85,606 respectively, in stock-based compensation costs related to the issuance of options to employees. For the three and six-month periods ended June 30, 2006, the Company recognized $115,973 and $234,719, respectively, in stock-based compensation costs related to the issuance of options to employees. These costs were calculated in accordance with SFAS No. 123(R) and are reflected in operating expenses.

The total stock options for the 2005 Stock Option Plan of 797,500 and Non-Plan Options of 1,241,667 at June 30, 2007 results in a total of 2,039,167 options outstanding. Information with respect to stock option activity is as follows:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

                                                                       WEIGHTED AVERAGE      AGGREGATE
                                                    WEIGHTED AVERAGE       REMAINING         INTRINSIC
OPTIONS                                 SHARES       EXERCISE PRICE      CONTRACT TERM         VALUE
-------                                 ------       --------------    -----------------       -----
Outstanding, December 31, 2006         1,645,500         $ 1.00
Granted                                  552,000           1.00
Forfeited / Expired                     (158,333)             -
Exercised                                      -              -
                                       ---------         ------
Outstanding, June 30, 2007             2,039,167         $ 1.00               7.93           $774,883
                                       =========         ======               ====           ========
Exercisable, June 30, 2007             1,029,165         $ 1.00               6.95           $391,083
                                       =========         ======               ====           ========

A summary of the status of the Company's unvested shares as of June 30, 2007 is presented below:

                                                         WEIGHTED
                                        NUMBER OF      AVERAGE GRANT-
                                         SHARES       DATE FAIR VALUE
                                         ------       ---------------
Non-vested at January 1, 2007            663,835           $0.79
Granted                                  552,000            0.62
Vested                                   (47,500)           0.88
Non-vested shares forfeited             (158,333)           0.55
                                       ---------
Non-vested at June 30, 2007            1,010,002           $0.83

As of June 30, 2007, total unrecognized stock-based compensation cost related to unvested stock options was approximately $199,658 which is expected to be recognized over a weighted average period of approximately 2 years.

                                     FOR THE SIX          FOR THE SIX
                                     MONTHS ENDED         MONTHS ENDED
                                     JUNE 30, 2006        JUNE 30, 2007
                                     -------------        -------------
                                                        (weighted average)
Dividend Yield...................         0.0%                 0.0%
Risk-Free Interest Rate..........         6.00%                4.56%
Expected Life....................    .75 - 3 years          3.22 years
Expected Volatility..............      91% - 164%             115.71%

The following table sets forth the key assumptions and for stock options granted during the six month period ended June 30, 2006 and 2007, respectively:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

5.    SENIOR CONVERTIBLE NOTE PAYABLE

$7,204,909 SENIOR CONVERTIBLE NOTE FINANCING

                                                          SENIOR          NOTE PAYABLE         DETACHABLE          CONVERSION
                                                     CONVERTIBLE NOTE         DEBT              WARRANTS             OPTION
                                                          PAYABLE           DISCOUNT            LIABILITY           LIABILITY
                                                       ------------       ------------        -------------       -------------
Balance at December 31, 2006 as restated               $(5,000,000)       $ 3,958,334         $ (9,773,967)       $ (6,806,620)
                                                       ============       ============        =============       =============
Change in fair value of warrants                                  -                 -               524,400                  -
Change in fair value of conversion feature                        -                 -                     -            640,241
Amortization of debt discount to other expense                    -          (114,247)                    -                  -
                                                       ------------       ------------        -------------       -------------
Balance at January 18, 2007                            $(5,000,000)       $ 3,844,087         $ (9,249,567)       $ (6,166,379)
                                                       ============       ============        =============       =============

To record gain on extinguishment of debt                         -         (3,844,087)           9,249,567           6,166,379
January 18 Senior convertible notes amended             (2,204,909)                 -                    -                   -
Detachable warrant and Conversion feature
  January 18, 2007                                               -          7,204,909          (12,332,756)         (8,885,639)
Change in fair value of warrants                                 -                  -           (8,833,758)                  -
Change in fair value of conversion feature                       -                  -                    -          (6,724,888)
Amortization of debt discount to other expense                   -           (973,636)                   -                   -
                                                       ------------       ------------        -------------       -------------
Balance at March 31, 2007 as restated                  $(7,204,909)       $ 6,231,273         $(21,166,514)       $(15,610,527)
                                                       ============       ============        =============       =============

Change in fair value of warrants                                 -                  -           (2,470,510)                  -
Change in fair value of conversion feature                       -                  -                    -          (1,924,845)
Reduction upon periodic conversion of note                 672,458                  -                    -           2,106,854
Amortization of debt discount to other expense                   -         (1,168,362)                   -                   -
                                                       ------------       ------------        -------------       -------------
Balance at June 30, 2007                               $(6,532,451)       $ 5,062,911         $(23,637,024)       $(15,428,518)
                                                       ============       ============        =============       =============

RESTRUCTURING OF SENIOR CONVERTIBLE NOTE FINANCING, INCLUDING ADDITIONAL FINANCING.

On July 30, 2006, the Company entered into a Securities Purchase Agreement with three institutional investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $5 million, Series L-1 Warrants to purchase up to an aggregate of 17,065,623 shares of our common stock and Series M-1 Warrants to purchase up to an aggregate of 7,395,103 shares of our common stock. The Series L Warrants are immediately exercisable. The Series M Warrants become exercisable only upon a mandatory conversion of the notes at the option of the Company. The Company received aggregate gross proceeds of $5 million from the investors for our issuance of these notes and warrants. In November 2006 the Company determined that it would not be able to obtain an effective registration statement by the contractually required date of December 1, 2006 and the Company and investors agreed to restructure the financing.

In connection with the restructuring the Company entered into Amendment and Exchange Agreements, dated January 18, 2007 with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L-1 Warrants, Series M-1 Warrants and registration rights agreement. These amendments include, but are not limited to, a waiver of all fees, penalties and defaults which were due to filing failures and/or effectiveness failures, as described in the July 31 agreement, an increase in the principal amount of the notes from an aggregate of $5 million to an

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares), and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share. The Company did not receive any additional cash consideration for these amendments.

The Notes mature on July 31, 2008 (the "Maturity Date"), subject to the right of the Investors to extend the date for the payment of any installment of principal (as described below). The Notes bear interest at the rate of 9.25% per annum, which rate may be adjusted to 7.0% per annum at the beginning of each calendar quarter if certain conditions are satisfied. The interest rate is increased to 15% upon the occurrence of an event of default.

Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying the convertible notes, Series L-1 Warrants and Series M-1 Warrants.

Some important events of default follow:

      o The failure of any registration statement required by the Amended Registration Rights Agreement to be declared effective by the SEC within 60 days after the date required by the Amended Registration Rights Agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

      o The suspension from trading or failure of the Common Stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

      o The failure to issue shares upon conversion of a Note for more than 10 business days after the relevant conversion date or a notice of the Company's intention not to comply with a request for conversion.

      o The failure to obtain stockholder approval to increase the Company's authorized level of Common Stock from 110,000,000 shares to at least 200,000,000 shares on or before April 30, 2007.

If there is an event of default, then the Investors have the right to redeem all or any portion of the Notes, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for the Company's Common Stock on the date immediately preceding the event of default, (2) the closing sale price for the Company's Common Stock on the date immediately after the event of default and (3) the closing sale price for the Company's Common Stock on the date an Investor delivers its redemption notice for such event of default, multiplied by (b) 130% of the number of shares into which the Notes (including all principal, interest and late fees) may be converted.

Subject to certain conditions, the Company may require the Investors to convert up to 50%, subject to certain limitations, or 100%, of the Notes after the SEC has declared effective the Initial Registration Statement at any time when the shares of the Company's Common Stock are trading at or above 150% of the initial Conversion Price in the case of a conversion of up to 50% of the Notes or at or above 175% of the initial Conversion Price in the case of a conversion of up to 100% of the Notes (a "Mandatory Conversion"). The Notes contain certain

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

limitations on optional and mandatory conversion. For example, they provide that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 4.99% of the Company's outstanding shares of Common Stock. This percentage may, however, be increased up to 9.99% at the option of the Investor upon 61-days prior notice to the Company.

The terms of the Amendment and Exchange Agreement, dated January 18, 2007, with the investors from the July 30, 2006 private placement result in the following accounting treatment:

The restructuring of our July 31, 2006 debt which took place in January 2007 constitutes, as per SFAS No. 15, non-troubled debt and therefore is subject to the accounting treatment as provided in Emerging Issues Task Force ("EITF") 96-19. In SFAS No. 15 it is stated "a debt constitutes a troubled debt restructuring if the creditor grants a concession to the debtor". As no concessions were granted in the January 2007 restructuring of our debt, troubled debt accounting rules do not apply. In accordance with EITF 96-19 we determined that the amended agreements differ substantially from the original July 31, 2006 financing agreements and therefore the original senior convertible notes should be accounted for as an extinguishment of debt. The total amount of extinguished debt resulted in a gain of $11,571,860 recorded in January 2007. This amount represents the elimination of all liabilities related to the July 31, 2006 financing valued as of January 18, 2007.

The terms of the amended convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No.
133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $8,885,639. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at March 31, 2007, after applying the Black-Scholes option pricing model was determined to be $15,610,527 and was recognized by recording a charge to other expense in the amount of $6,724,888. During the second quarter of 2007 the carrying value of the conversion feature was decreased by an amount of $2,106,854. This amount is the fair value associated with the reduction of 1,541,917 shares in connection with the conversion of a portion of the note for a total amount of $672,458. The fair market value of the conversion feature at June 30, 2007, after applying the Black-Scholes Option pricing model was determined to be $15,428,518 and was recognized by recording a charge to other expense in the amount of $1,924,845. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at June 30, 2007 are as follows:

      Stock price of $1.38
      Exercise price of $0.44
      Volatility of 120.2 %
      Expected life 1.08 years
      Interest rate of 4.91%

With respect to the Series L-1 Warrants and the Series M-1 Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L-1 Warrants and the Series M-1 Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L-1 Warrants and Series M-1 Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

Series L-1 Warrants and Series M-1 Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model. The initial amount of the detachable L-1 warrant on January 18, 2007 was valued at $12,332,756. SFAS No. 133 and EITF 00-19, further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrant at June 30, 2007 after applying the Black-Scholes option pricing model was determined to be $23,637,024 and was recognized by recording a charge to other expense during the quarter in the amount of $2,470,510. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at June 30, 2007 are as follows:

      Stock price of $1.38
      Exercise price of $0.44
      Volatility of 120.2%
      Expected life 1.08 years
      Interest rate of 4.91%

The initial fair value of both the conversion feature and the detachable L-1 warrant at January 18, 2007 was $21,218,395. The face value of the senior convertible note was $7,204,909 and the Company expensed the excess over $7,204,909 for an amount of $14,013,486 and charged this amount as a Cost of Financing in January 2007. Amortization of the net debt discount liability equals $1,168,362 and $2,141,998 for the three month and six month periods ended June 30, 2007, respectively.

Since conversion of the Series M-1 Warrants is contingent on a mandatory conversion of the notes at the option of the Company, as described above, the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series M-1 Warrants measured at fair value on June 30, 2007 and using the Black-Scholes option pricing model amounted to $7,682,033.

On May 1, 2007 and June 1, 2007 investors converted $672,458 in stock for a total amount of shares of 1,530,122. In connection with this conversion we issued a total of 11,793 shares for interest on the converted amounts. One investor deferred its right to convert for a total amount of $394,863 from June 1, 2007 to June 1, 2009. Consequently, this portion of the note has an extended term from July 31, 2008 to June 1, 2009.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

$1,600,000 SENIOR CONVERTIBLE NOTE FINANCING

                                                          SENIOR          NOTE PAYABLE         DETACHABLE          CONVERSION
                                                     CONVERTIBLE NOTE         DEBT              WARRANTS             OPTION
                                                          PAYABLE           DISCOUNT            LIABILITY           LIABILITY
                                                       ------------       ------------        -------------       -------------
Balance at December 31, 2006                           $         -        $         -         $          -        $          -

January 2007 Senior  convertible notes                  (1,600,000)                 -                    -                   -
Detachable warrant and Conversion feature
  January 2007                                                   -          1,600,000           (3,946,481)         (1,973,241)
Change in fair value of warrants                                 -                  -           (2,986,801)                  -
Change in fair value of conversion feature                       -                  -                    -          (1,493,401)
Amortization of debt discount to other expense                   -          ((216,216)                   -                   -
                                                       ------------       ------------        -------------       -------------
Balance at March 31, 2007                              $(1,600,000)       $ 1,383,784         $ (6,933,282)       $ (3,466,642)
                                                       ============       ============        =============       =============
Change in fair value of warrants                                 -                  -             (630,565)                  -
Change in fair value of conversion feature                       -                  -                    -            (426,151)
Reduction upon periodic conversion of note                 106,667                  -                    -             364,941
Amortization of debt discount asset to other expense             -           (259,458)                   -                   -
                                                       ------------       ------------        -------------       -------------
Balance at June 30, 2007                               $(1,493,333)       $ 1,124,326         $ (7,563,847)       $ (3,527,852)
                                                       ============       ============        =============       =============

On January 18, 2007, the Company also completed a private placement of a senior convertible notes and warrants to purchase common stock to one of the institutional investors who invest in the July 2006 financing for gross proceeds of $1,600,000. The convertible note has a maturity date of July 31, 2008. The notes bears interest at a rate of 9.25% per annum, which rate may be adjusted to 7% per annum if certain conditions are satisfied. The interest rate is increased to 15% upon the occurrence of an event of default.

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

The Company also issued as part of the January 2007 convertible note private placement Series L-2 Warrants and Series M-2 Warrants to the holder of the note. The Series L-2 Warrants are immediately exercisable and enable the holders thereof to purchase an aggregate of up to 7,281,332 shares of the Company's common stock. The Series M-2 Warrants become exercisable only upon a mandatory

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

conversion of the notes by the Company, if any, and entitle the holders thereof to purchase an aggregate of up to 2,366,433 shares of the Company's common stock. Both the Series L-2 Warrants and Series M-2 Warrants have an initial exercise price of $0.43948 per share and expire on July 31, 2011.

Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying the convertible notes, Series L-2 Warrants and Series M-2 Warrants.

The terms of the January 2007 convertible notes include certain conversion features that represent a derivative financial instrument under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $1,973,241. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. During the second quarter of 2007, the carrying value of the conversion feature was decreased by an amount of $364,941. This amount is the fair value associated with the reduction to the note in the amount of $106,667 related to the May 1, 2007 conversion of 244,582 shares. The fair market value of the conversion feature at June 30, 2007 after applying the Black-Scholes Option pricing model was determined to be $3,527,852 and was recognized by recording a charge to other expense in the amount of $426,151.

With respect to the Series L-2 Warrants and the Series M-2 Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L-2 Warrants and the Series M-2 Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L-2 Warrants and Series M-2 Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series L-2 Warrants and Series M-2 Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this detachable warrant on January 18, 2007 was valued at $3,946,481. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $0.81
Exercise price of $0.44
Volatility of 112.65 %
Expected life 1.50 years
Interest rate of 4.98%

SFAS No. 133 and EITF 00-19, further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable L-2 warrant at June 30, 2007 after applying the Black-Scholes option pricing model was determined to be $7,563,847 and was recognized by recording a charge to other expense during the quarter ended June 30, 2007 in the amount of $630,565.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

The initial fair value of both the conversion feature and the detachable L-2 warrant at January 18, 2007 was $5,919,722. The face value of the senior convertible note was $1,600,000 and the Company expensed the excess over $1,600,000 for an amount of $4,319,722 and charged this amount as a Cost of Financing in January 2007. Amortization of the net debt discount liability amounted to $259,458 and $475,674 for the three month and six month periods ended June 30, 2007, respectively.

Since conversion of the Series M-2 Warrants is contingent on a mandatory conversion of the notes at the option of the Company, as described above, the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series M-2 Warrants measured at fair value on June 30, 2007 and using the Black-Scholes option pricing model amounted to $2,458,251.

On May 1, 2007 and June 1, 2007 investors converted $106,667 in stock for a total amount of shares of 242,712. In connection with this conversion we issued a total of 1,871 shares for interest on the converted amounts. One investor deferred its right to convert for a total amount of $106,667 from June 1, 2007 to June 1, 2009. Consequently, this portion of the note has an extended term from July 31, 2008 to June 1, 2009.

In connection with the $1,600,000 private placement, the Company issued to the placement agent warrants with a term of five years to purchase 145,626 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at June 30, 2007 was $78,929. During the three and six month periods ended June 30, 2007, the Company amortized $13,155 and $21,925 to interest expense.

These senior convertible notes are classified as short-term because investors have the right to accelerate conversion of their notes up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20 trading day period. In addition, the Company has the right to call a forced conversion under certain conditions. Therefore, the Company believes the conversion of the notes will take place with in a year. This accelerated conversion also applies to the deferred conversions by the note holders.

6.    SHORT-TERM CONVERTIBLE NOTES

During the period from December 2003 to April 2004, the Company issued convertible notes for a total amount of $1,214,290. Interest on these loans accrues at an annual rate of 8%. Pursuant to the terms of the notes, upon the third anniversary of the issuance of the notes, the total outstanding principal balance in the amount of $1,214,290 and all accrued and unpaid interest in the amount of $177,827 converted into 397,748 shares of our common stock on April 15, 2007, based on a conversion price of $3.50 per share.

7.    EQUITY

On April 30, 2007, during the Company's Annual Meeting of Shareholders, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 200,000,000 from the previous authorized amount of 110,000,000. The amendment to the Articles of Incorporation became effective upon its filing with the Colorado Secretary of State on April 30, 2007.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

8.    WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                          Weighted Average
                                            Shares         Exercise Price
                                        --------------     --------------
Outstanding at December 31, 2006           39,992,874      $         0.98

  Granted                                  15,481,931                0.44
  Cancelled/Forfeited                               -                   -

  Exercised                                (2,015,204)               0.53
                                        --------------     --------------
Outstanding at March 31, 2007              53,459,601      $         0.72

  Granted                                     200,000                1.00
  Cancelled/Forfeited                               -                   -

  Exercised                                (3,073,107)               0.35
                                        --------------     --------------
Outstanding at June 30, 2007            $  50,586,494      $         0.70
                                        ==============     ==============

The following tables summarize warrants outstanding at June 30, 2007:

    RANGE            NUMBER            WTD. AVE. LIFE         WTD. AVE. PRICE          EXERCISABLE
    -----            ------            --------------         ---------------          -----------
  $.40-3.50        50,586,494                2.73                  $0.72                43,798,065


                        OUTSTANDING     EXERCISED/               OUTSTANDING      EXERCISED/             OUTSTANDING
 SERIES    ISSUE DATE    AT 12/31/06    FORFEITED      GRANTED     AT 3/31/07     FORFEITED    GRANTED     AT 6/30/07
--------  ------------  -------------  -----------  ------------  ------------   -----------  ---------   ------------
   A       April 2004              -            -             -             -             -          -              -
   B       April 2004      3,200,000     (150,000)            -     3,050,000    (1,099,999)         -      1,950,001
   C       June, 2004              -            -             -             -             -          -              -
   D       June, 2004        972,223            -             -       972,223             -          -        972,223
   E       2004-2005       1,416,000     (228,000)            -     1,188,000      (972,000)         -        216,000
   F       April 2005        231,036     (210,266)            -        20,770        (6,385)         -         14,385
   G       April 2005      3,564,188            -             -     3,564,188             -          -      3,564,188
  G-BH     April 2005      1,505,989            -             -     1,505,989             -          -      1,505,989
   H       April 2005      2,029,763     (816,527)            -     1,213,236      (258,300)         -        954,936
   I      February 2005      200,000     (172,500)            -        27,500       (17,500)         -         10,000
   J       August 2005       505,343     (437,911)            -        67,432       (51,177)         -         16,255
   K         Not Used              -            -             -             -             -          -              -
           July 2006 &
             January
  L-1          2007       17,065,623            -     5,688,540    22,754,163             -          -     22,754,163
  L-2      January 2007            -            -     7,281,332     7,281,332             -          -      7,281,332
  M-1       July 2006      7,395,103            -             -     7,395,103             -          -      7,395,103
  M-2      January 2007            -            -     2,366,433     2,366,433             -          -      2,366,433

  MISC      2003-2007      1,907,606            -       145,626     2,053,232      (667,746)    200,000     1,585,486
                        -------------  -----------  ------------  ------------   -----------  ---------   ------------
TOTAL                     39,992,874   (2,015,204)   15,481,931    53,459,601    (3,073,107)    200,000    50,586,494
                        =============  ===========  ============  ============   ===========  =========   ============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

In April 2007, the Company issued warrants with a term of three years, to purchase 200,000 shares of the Company's common stock for investment-related services. These warrants are immediately exercisable and have an exercise price of $1.00 per share.

9.    SUBSEQUENT EVENTS

JULY 2007 SENIOR SECURED CONVERTIBLE NOTE FINANCING

On July 31, 2007, we entered into a securities purchase agreement with our investors involved in the July 2006 and January 2007 transactions for total gross proceeds of $3.5 million, which agreement provides for the issuance on August 1, 2007 of Senior Secured Convertible Notes in the aggregate principal amount of $3.5 million ("Secured Notes"), Series N Warrants, Series O Warrants and Series P Warrants in a private placement transaction. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

                Notes:                               2,909,636
                N Warrants:                          2,909,636
                O Warrants:                          1,891,263
                P Warrants:                          1,246,987
                ----------------------------------------------
                Total:                               8,957,522

The Secured Notes carry an interest rate of 9.25% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010. This date may be extended, at the option of the investors, by up to two years. Interest will be payable quarterly, starting October 1, 2007. The Secured Notes are immediately convertible at a conversion price of $1.2029 per share. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the maturity date. Under certain conditions, the Company may require investors to convert up to either 50% or 100% of the outstanding balances of the Secured Notes at any time the Company shares are trading at or above $1.80435 or $2.105075, respectively.

The N Warrants carry a strike price of $1.2029 for each share and are immediately exercisable. The N warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement.

The O Warrants also carry a strike price of $1.2029 for each share. The O Warrants will only become exercisable by an investor if the Company conducts mandatory conversions, and then only to the extent of 65% of the number of shares issued to such investor upon each mandatory conversion. The O Warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement.

The P Warrants carry a strike price of $1.2029 for each share and are immediately exercisable. The P Warrants expire on the earlier of the maturity date of the Secured Notes of August 1, 2010, which date may be extended by up to two years at the option of the investors, and the date the Company has satisfied its payment obligations under the warrant holder's Secured Note.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require the Company to redeem the Secured Notes at a premium. In addition, at any time on or after August 1, 2010, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or a 7.5% or 10.0% discount to the recent volume weighted average price of the Company's common stock, or at the option of the Company, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period.

The conversion price of the Secured Notes and the exercise price of the N Warrants, O Warrants and P Warrants are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

The Secured Notes and the N Warrants, O Warrants and P Warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%).

The Company has agreed to register the shares of common stock underlying the Secured Notes, N Warrants, O Warrants and P Warrants, If the Company fails to meet the filing or effectiveness requirements, subject to certain grace periods, the Company may be required to pay liquidated damages of $70,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by the Company for failure to meet the filing and effectiveness requirements are capped at $437,500.

SENIOR CONVERTIBLE NOTE MANDATORY CONVERSION

On July 20, 2007, the Company issued mandatory conversion notices to the three investors in the July 2006 and January 2007 financings. The mandatory conversion notices covered $631,169 of principal and $4,866 of related interest under the senior convertible notes issued in the July 2006 private placement and $1,297,181 of principal and $9,999 of related interest under the $1,600,000 senior convertible note issued in the January 2007 private placement, bringing the total principal balances due under those senior convertible notes to $5,901,282 for the July 2006 notes and $191,152 for the January 2007 note.

The mandatory conversion became effective and the conversion shares were issued to the investors on July 30, 2007. Total shares issued in this mandatory conversion amounted to 4,421,623 shares at a conversion price of $0.43948 per share. Subsequent to June 30, 2007, no shares other than the shares issued in this mandatory conversion were issued to the investors in the July 2006 and January 2007 financings, as these investors exercised their respective rights to defer the monthly installment payments that were due July 1, 2007 and August 1, 2007.

In accordance with waivers signed by the three investors, the Company is able, under certain conditions, to conduct additional mandatory conversions at its discretion until September 30, 2007. As a result of the mandatory conversion that occurred in July 2007, the Series M-1 Warrants and Series M-2 Warrants became exercisable as to 7,646,361 of the 9,761,536 shares underlying those warrants. See note 5 above for a discussion on the nature of the M Warrants. The cost in connection with the value of the Series M-1 Warrants and Series M-2 Warrants will be included in other expense in the third quarter of 2007.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

WAIVERS OF CERTAIN LIMITATIONS ON CONVERSION OR EXERCISE

The senior convertible notes and warrants issued to the investors in the July 2006 and January 2007 private placement transactions contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%). One of the three investors tendered to the Company a notice increasing its conversion and exercise limitation with respect to those notes and warrants to 9.99%, effective August 1, 2007.

The senior convertible notes issued to the investors in the July 2006 and January 2007 private placement transactions provide generally that the principal amounts of those notes are to be repaid in monthly installments beginning May 1, 2007. The amount of each monthly installment ("Installment Amount") is to be equal to the quotient of (a) the aggregate outstanding principal of the note divided by (b) the number of months until the note's maturity date. Installment Amounts generally are to be paid in shares of the Company's common stock or, at the option of the Company, in cash or a combination of cash and shares of common stock, subject to the satisfaction of various conditions to payment in shares of common stock.

Effective as of August 1, 2007, each of the holders of those notes entered into letter agreements with the Company waiving a portion of the conditions to make payments in shares of common stock under certain circumstances as described below, depending upon whether the common stock to be issued upon conversion of the Installment Amount is included on an effective registration statement filed pursuant to the January 2007 Amended and Restated Registration Rights Agreement. The letter agreements provide that in connection with one or more Company conversions of an Installment Amount: (a) if the common stock is included on such a registration statement but the registration statement is not then effective because it has been withdrawn pursuant to an investor withdrawal request; or (b) if the common stock is not included on such a registration statement but the Company is then in compliance with its registration obligations under the relevant registration rights agreement, then the conditions requiring the existence of an effective registration statement at the time of the Company conversion will be deemed waived if the Company delivers to the investors the required notice of its intention to effect a Company conversion five trading days earlier than such notice would otherwise be due.

OPTIONS ISSUED

Subsequent to June 30, 2007, the Company awarded 79,500 common stock purchase options, subject to final Board approval, to certain employees which vest at the rate of 33 1/3% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant.

In addition, 100,000 stock purchase options were exercised by one employee and a former board member for total proceeds of $100,000.

WARRANTS EXERCISED

Subsequent to June 30, 2007, the Company issued a total of 60,000 common shares related to the cash exercise of Series E of warrants for total proceeds of $31,200.

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

      During the first quarter of 2007, we reorganized our sales force and added three experienced salespersons to the sales team. These additions are focusing on commercial sales and are based in the San Francisco Bay Area, Southern California and Washington, D.C. The remainder of the sales team increased its focus on government business. In the second quarter of 2007 we completed our reorganization of the sales force by adding two more salespersons to the team.

      With respect to research and development, in the first and second quarters of 2007, we continued working on upgrading the existing ER-1010 to make it a more powerful product using the latest available chip functionality. Finalization of this project is slightly behind schedule and is now expected to be completed in the third quarter of 2007. We also continued testing our products with a government-approved test organization. This test process was successfully completed in April 2007, opening a whole new market for our products.

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

GOING CONCERN QUALIFICATION

      We have a limited operating history with minimal sales and have sustained an accumulated deficit of $100,415,486 through June 30, 2007 and $60,689,075 through December 31, 2006. At June 30, 2007, we had a deficit in working capital of $50,962,745. Since our inception, including the six months ended June 30, 2007, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006 and 2005.

      Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. In January 2007, the Company raised an additional $1.6 million through the issuance of a senior convertible note and in the six months ended June 30, 2007, the Company received an additional $630,132 from the cash exercise of existing warrants. On August 1, 2007 we raised an additional $3.5 million through a senior convertible note financing. We believe these capital raises provide sufficient funding for our operations into 2008. There can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments that might be necessary if we are unable to continue as a going concern.

RISK FACTORS

      Except for the additional risk factor set forth below, the Risk Factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, as amended, have not materially changed and are incorporated into this Form 10-QSB.

IF WE DEFAULT OUR SENIOR SECURED CONVERTIBLE NOTES, WE COULD LOSE ALL OF OUR ASSETS.

      Pursuant to the July 31, 2007 convertible note financing that closed on August 1, 2007, we granted the investors a security interest in all of our assets. If we default on our obligations relating to these notes, the investors could foreclose on all of our assets, both tangible and intangible, leaving us with no assets.

EVALUATION OF INTERNAL CONTROL AND REMEDIATION OF POTENTIAL PROBLEMS WILL BE COSTLY AND TIME CONSUMING AND COULD EXPOSE WEAKNESSES IN FINANCIAL REPORTING

      The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management's assessment of the effectiveness of the Company's internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. The Company's independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.

      This process will be expensive and time consuming, and will require significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

CRITICAL ACCOUNTING POLICIES

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include inventory valuations, derivatives and stock-based compensation expense.

INVENTORY VALUATIONS

      We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. For example, charges incurred for obsolete inventory increased from $18,252 in the first six months of 2006 to $55,848 in the same period of 2007, and from $18,252 in the second quarter of 2006 to $49,712 in the second quarter of 2007. This increase of obsolescence was mainly due to the write-off in the second quarter of 2007 of parts in inventory for building the ER-1808, a product whose release was initially postponed, but is now cancelled.

ACCOUNTING TREATMENT FOR DERIVATIVES

EMBEDDED CONVERSION FEATURE

Paragraph 12 of SFAS 133 indicates that the conversion features should be considered a derivative if the following criterion are met:

      o The economic characteristics and risks differ between the host and embedded conversion feature. This condition is met because the embedded conversion feature valuation depends on factors such as volatility, stock price and expected life whereas the valuation of the host is not impacted by these factors. SFAS 133, paragraph 61
            (k) further confirms the above position as this paragraph states that "the changes in fair value of an equity interest and the interest rates on a debt instrument are not clearly and closely related. Thus, for a debt security that is convertible into a specified number of shares of the debtor's common stock or another entity's common stock, the embedded derivative (that is, the conversion option) must be separated from the debt host contract and accounted for as a derivative instrument provided that the conversion option would, as a freestanding instrument, be a derivative instrument subject to the requirements of this Statement."
      o The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contract is not re-measured.
      o A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraphs 6 of SFAS 133. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts, (2) requires no initial net investments and (3) permits net settlement.

Based on the above considerations it is implied that the embedded conversion feature is a derivative that must be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. However, before reaching a final conclusion on whether we are dealing with an embedded conversion feature that needs to be considered a derivative we need to review paragraph 11(a) of SFAS 133. Paragraph 11(A) states that "contracts issued or held are both (1) indexed to its own stock and (2) classified in stockholders equity shall not be considered derivative instruments. Our contract is indexed to our own stock however to determine the correct classification of the embedded conversion feature with respect to possible stockholders equity classification, we reviewed the guidelines provided in EITF 00-19.

Specifically, EITF 00-19, paragraph 4 and EITF 05-2 indicate that an embedded conversion feature is conventional if the holder is entitled to convert their position into a fixed number of shares. The embedded conversion feature included in this financing entitles the holder, under certain circumstances beyond the control of the Company, to convert their position into a variable number of shares. This implies that the embedded conversion feature under discussion does not qualify as a conventional convertible instrument. Because the embedded conversion feature does not qualify as a conventional convertible instrument, we then had to analyze paragraphs 12-32 of EITF 00-19 to determine whether the embedded conversion feature should be accounted for as a equity or as a liability.

Paragraph 19 of EITF 00-19 stipulates that in order to qualify for equity treatment the Company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. The total number of shares that we could need to settle the current contract could exceed the level of authorized shares available for issuance and this would result in a situation where we do not control settlement of shares. Consequently, the embedded conversion feature is classified as a liability under EITF 00-19 and therefore does not qualify for paragraph 11 scope exception in SFAS 133. As a result the embedded conversion feature will be accounted for as a derivative at fair value, with changes in fair value recorded in earnings. Based on before mentioned criteria the Company classified the conversion feature as a liability on its balance sheet measured at fair value using the Black Scholes option pricing model.

WARRANTS

The warrants issued in the July 2006 and January 2007 financing represent freestanding instruments. We analyzed these warrants as to their characteristics similarly to our analysis of the embedded conversion feature discussion above. Based on the conclusions we reached while evaluating the embedded conversion feature, we determined that the warrants are derivatives as per the definitions of paragraphs 6-9 of SFAS 133 and will be accounted for as a liability based on paragraph 19 of EITF 00-19. As such, the warrants will be classified as a liability and will be measured at fair value, with changes in fair value reported in earnings.

We will review the warrants under EITF 00-19 at each balance sheet reporting date to determine if circumstance exist requiring a reclassification of the warrants to equity.

COST OF FINANCING DERIVATIVE INSTRUMENTS

The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing. These transactions are analogous to paragraph 6 of EITF 98-5, which states, "... IN CERTAIN CIRCUMSTANCES, THE INTRINSIC VALUE OF THE BENEFICIAL CONVERSION FEATURE MAY BE GREATER THAN THE PROCEEDS ALLOCATED TO THE CONVERTIBLE INSTRUMENT. IN THOSE SITUATIONS, THE TASK FORCE REACHED A CONSENSUS THAT THE AMOUNT OF THE DISCOUNT ASSIGNED TO THE BENEFICIAL CONVERSION FEATURE IS LIMITED TO THE AMOUNT OF THE PROCEEDS ALLOCATED TO THE CONVERTIBLE INSTRUMENT." The discount amount up to the face value of the debt host instrument is amortized over the life of the note.

STOCK-BASED COMPENSATION EXPENSE

      On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation cost for all stock-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123(R), which requires the recognition of stock-based compensation cost on a prospective basis. Our Condensed Consolidated Statement of Operations as for the three and six months ended June 30, 2007 on page F-2 of this report reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS No. 123(R). As of June 30, 2007, there was $199,658 of total unrecognized compensation cost related to all of our outstanding non-vested stock-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional stock-based compensation expense for any new stock-based payment awards granted after June 30, 2007 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of stock-based payment awards granted by us in the future.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

      The following table sets forth selected financial data regarding our financial position and operating results for the three months ended June 30, 2006 and 2007 and six months ended June 30, 2006 and 2007. This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto beginning on page F-1 of this report.

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     Unaudited                                Unaudited
                                                            JUNE 30, 2006    JUNE 30, 2007         JUNE 30, 2006     JUNE 30, 2007
                                                            -------------    -------------         -------------     -------------
NET SALES                                                   $    204,969     $    237,857          $    387,264      $    400,628
COST OF SALES                                                     92,086          122,727               159,889           168,728
                                                            -------------    -------------         -------------     -------------

Gross Profit                                                     112,883          115,130               227,375           231,900

OPERATING EXPENSES
  Salary and Salary Related Costs                                597,847          638,703             1,221,394         1,234,310
  Marketing Expense                                               31,788           63,332                67,947            81,305
  Research and Development                                       294,436          365,902               619,198           668,408
  Selling, General and Administrative                            640,682          758,320             1,236,005         1,641,761
                                                            -------------    -------------         -------------     -------------

Total Operating Expenses                                       1,564,753        1,826,257             3,144,544          3,625,784

Loss from Operations                                          (1,451,870)      (1,711,127)           (2,917,169)        (3,393,884)
                                                            -------------    -------------         -------------     -------------

OTHER INCOME
  Interest Income                                                      -            6,711                     -            14,246
  Change in Fair Value of Warrant Liability
    and Convertible Debt                                               -       (5,452,070)                    -       (24,326,278)
  Senior Convertible Note
  Restructuring Charges                                                -                -                     -        (2,089,284)
  Gain on Extinguishment of Debt                                       -                -                     -        11,571,860
  Cost of Financing Senior convertible note                            -                -                     -       (18,333,208)
  Debt Financing Amortization -
    Warrant Liability and Conversion Feature                           -       (1,427,820)                    -        (2,731,922)
  Interest Expense                                               (35,723)        (224,234)              (61,699)         (437,941)
                                                            -------------    -------------         -------------     -------------

Total Other Income (Loss)                                        (35,723)      (7,097,413)              (61,699)      (36,332,527)
                                                            -------------    -------------         -------------     -------------

Loss Before Income Taxes                                      (1,487,593)      (8,808,540)           (2,978,868)      (39,726,411)
                                                            -------------    -------------         -------------     -------------

Income Tax Benefit                                                     -                -                     -                 -


NET LOSS                                                    $ (1,487,593)    $ (8,808,540)         $ (2,978,868)     $(39,726,411)
                                                            =============    =============         =============     =============

NET SALES

      During the three months ended June 30, 2007, we generated $237,857 in revenues compared to $204,969 for the comparable period of 2006. During the six months ended June 30, 2007, we achieved a revenue level of $400,628, slightly exceeding the $387,264 of revenues realized during the same period of 2006. During the second quarter of 2007, we sold a total of eleven ER-1010's and seven OR-1048's to seven customers. Importantly, we sold our product into a new vertical market: local government.

      During the second quarter of 2007, we completed testing procedures with a government-approved test lab, and our product received certification from this organization. The hiring of new salespersons in the first quarter of 2007 started paying off in the second quarter of 2007 taking into account the sales activity level.

COST OF SALES

      Cost of sales increased from $159,889 during the first six months of 2006 to $168,728 during the same period of 2007 and from $92,086 during the second quarter of 2006 to $122,727 during the same period in 2007. The main reason for this increase in cost of sales was an increase in charges incurred for obsolete inventory which increased from $18,252 in the first six months of 2006 to $55,848 in the same period of 2007 and from $18,252 in the second quarter of 2006 to $49,712 in the second quarter of 2007. This increase of obsolescence was mainly due to the write-off in the second quarter of 2007 of parts in inventory for building the ER-1808, a product whose release was initially postponed, but is now cancelled. After elimination of obsolescence provisions, due to a more favorable customer mix, gross margins improved from 63% for the first half of 2006 to 72% for the same period of 2007.

OPERATING EXPENSES

      Our total operating expenses increased from $1,564,753 in the second quarter of 2006 to $1,826,257 in the second quarter of 2007. This 17% increase was mainly due to increases in salary expenses, marketing expenses and selling, general and administrative expenses (SG&A). For further explanation on these expenses, please see details by expense category below.

SALARY EXPENSE AND SALARY RELATED COSTS

      Salary expenses increased from $597,847 in the second quarter of 2006, to $638,703 in the same period in 2007, and from $1,221,394 to $1,234,310 for the six months ended June 30, 2006 and 2007, respectively. These increases were primarily due to a net increase of headcount in our sales department of approximately 2.5 persons in the second quarter of 2007. These headcount increases represent approximately $75,000 in salary expense increases in the second quarter of 2007, as compared to the second quarter of 2006. This increase to salary based on increased headcount was partially offset by a decrease in charges recognized in connection with the issuance of stock options and a reduction of charges in connection with a reduction in temporary personnel in the first half of 2007 compared to the same period in 2006.

MARKETING EXPENSES

      Marketing expenses increased from $31,788 in the second quarter of 2006 to $63,332 in the second quarter of 2007 and from $67,947 in first half of 2006 to $81,305 in the same period in 2007. This increase of expenses was primarily attributable to $30,000 spent in the second quarter of 2007 for testing Raptor's equipment at a government-approved test organization. We did not incur such expenses in the second quarter of 2006.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $294,436 in the second quarter of 2006 to $365,902 in the second quarter of 2007 and from $619,198 in first half of 2006 to $668,408 in first half of 2007. The main reason for these increases was an increase of engineering headcount in second quarter of 2007 by almost 3 persons, representing an increase of approximately $90,000 in research and development expenses in the second quarter of 2007, as compared to the same period in 2006.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses increased from $640,682 in the second quarter of 2006 to $758,320 in the second quarter of 2007. Also, selling, general and administrative expenses for the first half of 2006 increased from $1,236,005 to $1,641,761 in first half of 2007. These increases of 18% and 33% respectively, between the three and six month periods ended June 30, 2006 and June 30, 2007, resulted from the following expense categories:

      o Investment relations expenses increased substantially because of the costs of warrants issued to a company providing investment relations related services. The total cost for these warrants charged in the second quarter of 2007 was $166,500. We did not incur such costs in the first half of 2006 or in the first quarter of 2007.

      o Expenses incurred for business development in Europe, Asia and the United States increased from $20,060 in the second quarter of 2006 to $71,406 in the second quarter of 2007 and from $70,404 in the first half of 2006 to $129,036 in the first half of 2007.

      o Legal fees incurred in the second quarter of 2006 of approximately $100,000 were at the same level in the comparable period of 2007. However, legal expenses increased from $300,783 in the first half of 2006 to $400,826 in the comparable period in 2007. This increase was mainly due to legal fees of approximately $150,000 related to the restructuring of our July 2006 financing in the first quarter of 2007.

      In the first quarter of 2007, we incurred $96,000 in placement agent fees associated with our January 2007 $1,600,000 senior convertible note of January 18, 2007. In the second quarter of 2007, and the first half of 2006, we did not incur such expenses.

OTHER EXPENSE

      Other expense increased substantially from $35,723 in the second quarter of 2006 to $7,097,413 in the second quarter of 2007 and from $61,699 in the first half of 2006 to $36,332,527 in first half of 2007. The primary reason for the $36,270,828 increase in other expense during the first half of 2007 is non-cash charges in the aggregate amount of $35,908,832 that we recorded with respect to the restructuring of the July 31, 2006 financing transaction during the first quarter of 2007, and the January 2007 financing transaction.

      o We are required by EITF 96-19 to record the extinguishment of the July 31, 2006 senior convertible notes as valued at January 18, 2007 resulting in a gain of $11,571,860.

      o With respect to our amended January 2007 financing transaction as prescribed by SFAS No. 133 and EITF 00-19, we are required to account for the warrants and the embedded conversion feature associated with this transaction as liabilities at their respective estimated fair values. We are also required to adjust the estimated fair values of these liabilities at each period-end, with the resultant gain or loss recorded against earnings, and such amounts aggregated to $24,326,278 during the six months ended June 30, 2007.

            The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock, which was $0.81 on January 18, 2007 and $1.38 on June 30, 2007, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. In connection with our January 2007 financing transaction, we expensed the excess value of the debt discount over the proceeds of the note for a total amount of $18,333,208.

      o The Net Discount cost associated with the note amounted to $8,804,909 and is amortized over the lifetime of the note. The total charge for the first half of 2007 amounts to $2,731,922 and the charge in the second quarter of 2007 amounted to $1,427,820. In the first half of 2006 we did not incur such charges.

      o In connection with the restructuring of the July 31, 2006 financing, we agreed to increase the principal amount of the senior convertible notes by $2,204,909 and recorded this increase of principal after deduction of interest for a total restructuring amount of $2,089,284 as a cost of financing our senior convertible notes in January 2007.

      Interest expense increased from $35,723 in the second quarter of 2006 to $224,234 in the same period of 2007, an increase of $188,511, and from $61,699 in the first half of 2006 to $437,941 in the same period of 2007. This increase is attributable to our interest bearing note payables, which have increased from $1,214,290 at December 31, 2006 to $8,025,784 at June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

      Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006, 2005, 2004 and 2003. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants (set forth in our most recent annual report on Form 10-KSB, as amended), our condensed consolidated financial statements and related notes beginning on page F-1 of this report, the cautionary statements included in the "Risk Factors" section of this report and our most recent annual report on Form 10-KSB, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest or maintain an investment in us.

      For the year ended 2006 (as restated) we sustained net losses of $19,078,578 respectively. Since our inception, including the six months ended June 30, 2007, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of June 30, 2007, we had a deficit in working capital of $50,962,745. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. However, we anticipate that additional capital must be raised to fund operations into fiscal year 2008 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

      We subsequently entered into Amendment and Exchange Agreements, dated January 18, 2007 and amended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L Warrants, Series M Warrants and registration rights agreement. These amendments include, but are not limited to, an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L Warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares), and a reduction in the exercise price of the Series L Warrants and the Series M Warrants from $0.5054 per share to $0.43948 per share. We also modified our registration obligations to require that we initially register 15,267,292 shares of our common stock underlying the senior convertible notes with the SEC, with the remaining shares underlying the senior convertible notes and the shares underlying the Series L Warrants and Series M Warrants to be registered by subsequent registration statements to be filed at a later date as permitted by the SEC. We did not receive any additional cash consideration for these amendments. The amendments provided for by the Amendment and Exchange Agreements were reflected by our issuance of amended and restated notes, our issuance of Series L-1 Warrants and Series M-1 Warrants that replaced the Series L and Series M Warrants and our entry into an amended and restated registration rights agreement with the investors.

      In addition, the Amendment and Exchange Agreements provided for an additional private placement transaction with one of the investors, which resulted in our issuance of an additional senior convertible note in the principal amount of $1.6 million, Series L-2 Warrants to purchase an aggregate of 7,281,332 shares of our common stock and Series M-2 Warrants to purchase an aggregate of 2,366,433 shares of our common stock. We received aggregate gross proceeds of $1.6 million from the investor for our issuance of these additional note and warrants.

      The foregoing raises during fiscal year ended December 31, 2006 and during the beginning of 2007 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and generate a certain level of interest in the marketplace. In addition, we anticipate that additional capital must be raised later in fiscal year 2007 to fund our operating requirements. There can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

JULY 2007 SENIOR SECURED CONVERTIBLE NOTE FINANCING

On July 31, 2007, we entered into a securities purchase agreement with three investors for total gross proceeds of $3.5 million, which agreement provides for the issuance on August 1, 2007 of Senior Secured Convertible Notes in the aggregate principal amount of $3.5 million ("Secured Notes"), Series N Warrants, Series O Warrants and Series P Warrants in a private placement transaction. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

                Notes:                         2,909,636
                N Warrants:                    2,909,636
                O Warrants:                    1,891,263
                P Warrants:                    1,246,987
                ----------------------------------------
                Total:                         8,957,522

In addition, the Company previously entered into private placement transactions with these same investors in July 2006 and January 2007.

The Secured Notes carry an interest rate of 9.25% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010. This date may be extended, at the option of the investors, by up to two years. Interest will be payable quarterly, starting October 1, 2007. The Secured Notes are immediately convertible at a conversion price of $1.2029 per share. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the maturity date. Under certain conditions, the Company may require investors to convert up to either 50% or 100% of the outstanding balances of the Secured Notes at any time the Company shares are trading at or above $1.80435 or $2.105075, respectively.

The N Warrants carry a strike price of $1.2029 for each share and are immediately exercisable. The N warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement.

The O Warrants also carry a strike price of $1.2029 for each share. The O Warrants will only become exercisable by an investor if the Company conducts mandatory conversions, and then only to the extent of 65% of the number of shares issued to such investor upon each mandatory conversion. The O Warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement.

The P Warrants carry a strike price of $1.2029 for each share and are immediately exercisable. The P Warrants expire on the earlier of the maturity date of the Secured Notes of August 1, 2010, which date may be extended by up to two years at the option of the investors, and the date the Company has satisfied its payment obligations under the warrant holder's Secured Note.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require the Company to redeem the Secured Notes at a premium. In addition, at any time on or after August 1, 2010, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or a 7.5% or 10.0% discount to the recent volume weighted average price of the Company's common stock, or at the option of the Company, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period.

The conversion price of the Secured Notes and the exercise price of the N Warrants, O Warrants and P Warrants are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

The Secured Notes and the N Warrants, O Warrants and P Warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%).

The Company has agreed to register the shares of common stock underlying the Secured Notes, N Warrants, O Warrants and P Warrants, If the Company fails to meet the filing or effectiveness requirements, subject to certain grace periods, the Company may be required to pay liquidated damages of $70,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by the Company for failure to meet the filing and effectiveness requirements are capped at $437,500.

ITEM 3A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2007 our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

      On August 14, 2007, our management concluded that our financial statements for the quarters ended March 31, 2007 and September 30, 2006 and the year ended December 31, 2006 should no longer be relied upon because of an error in our interpretation of accounting treatment for derivatives issued in the private placement transactions in July 2006 and January 2007 described elsewhere in this quarterly report on Form 10-QSB. The error relates to capitalization of deferred financing costs relating to conversion features of the notes and attached warrants that we later determined should have been expensed. Our Chief Executive Officer and Chief Financial Officer determined that the error in interpretation signified a material weakness in our ability to identify and interpret the accounting rules regarding financings that involve derivatives, which prevented us from accurately disclosing in our financial statements the accounting effects of the financings.

      To remediate this weakness, we recently engaged a consulting firm with expertise in accounting for financings that involve derivatives. We believe that our consultations with the consulting firm will remediate the material weakness described above. However, we are unable to estimate our expenditures related to the hiring of the consulting firm to assist us in satisfying our financial reporting obligations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as discussed above, subsequent to June 30, 2007, we identified and then took steps toward remediating a material weakness in our ability to identify and interpret the accounting rules regarding financings that involve derivatives

FUTURE REQUIREMENTS

      The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management's assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Beginning with our fiscal year ending December 31, 2008, our independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and whether we maintained, in all material respects, effective internal control over financial reporting.

      We have just recently started the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This process will be resource and time consuming, and will require significant attention of management. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with Section 404. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe is reasonably likely to have a materially adverse effect on our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT ISSUES OF UNREGISTERED SECURITIES

In April 2007, we issued warrants to purchase 200,000 shares of our common stock to an investment relations consultant for services rendered. The warrants have an exercise price of $1.00 per share of common stock and expire on April 11, 2010.

The above transaction was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as this transaction did not involving a public offering. This exemption was claimed on the basis that this transaction did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

DIVIDENDS

We have never paid a cash dividend with respect to our common stock, and have no present intention to pay cash dividends in the foreseeable future. The current policy of our Board of Directors is to retain earnings to provide funds for the operation and expansion of our business. Our Board of Directors, in light of the circumstances then existing, including our earnings and financial requirements and general business conditions, will determine the timing and amount of future dividends, if any. In addition, the terms of our senior convertible notes prohibit us from paying cash dividends for the term of the loan arrangements without the consent of the holders of the senior convertible notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 2007, we held our annual meeting of shareholders. There were 54,885,863 shares of our common stock outstanding and entitled to vote at the meeting. Each holder of record of our common stock on March 23, 2007, the record date, was entitled to cast one vote per share on each proposal. At the meeting, our shareholders re-elected as directors:

      o Thomas M. Wittenschlaeger (with 41,163,159 affirmative votes and 1,779,945 votes withheld);

      o Ken Bramlett (with 42,833,159 affirmative votes and 109,945 votes withheld); and

      o Larry L. Enterline (with 42,833,159 affirmative votes and 109,945 votes withheld).

At our annual meeting our shareholders also:

      o approved an amendment to our Articles of Incorporation increasing the authorized number of shares of our common stock from 110,000,000 to 200,000,000 shares (with 17,847,523 affirmative votes, 2,601,927 against and 1,800 abstaining); and

      o ratified the appointment of Comiskey & Company, P.C., as our independent public accountants for the fiscal year ended December 31, 2006 (with 42,792,395 affirmative votes, 24,445 against and 129,263 abstaining).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

3.1 Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed May 4,
               2007)

3.2 Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed May 4, 2007)

10.1x          First Amended and Restated 2005 Stock Plan

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

x Attached hereto.

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

            EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-QSB


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

10.1           First Amended and Restated 2005 Stock Plan

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

32.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                          EXHIBIT 10.1

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                   FIRST AMENDED AND RESTATED 2005 STOCK PLAN

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

                  (b) REPURCHASE OPTION. Unless the Administrator determines otherwise, the Restricted Stock purchase agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with the Company for any reason. The purchase price for Shares repurchased pursuant to the Restricted Stock purchase agreement shall be the original price paid by the purchaser. The purchase price may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall lapse at such rate as the Administrator may determine. Except with respect to Shares purchased by Officers, Directors and Consultants, the repurchase option shall in no case lapse at a rate of less than 20% per year over five years from the date of purchase.

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