Form 10QSB
period 2007-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2007-11-14
CIK 1163300

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

         As of November 12, 2007, there were 64,169,622 shares of the issuer's common stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

===============================================================================

                         PART I - FINANCIAL INFORMATION
                                                                                                 PAGE
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of December 31, 2006 (as restated)
             and September 30, 2007 (unaudited)..............................................     F-1

             Condensed Consolidated Statements of Operations for the Three and
             Nine Months Ended September 30, 2006 (as restated) and 2007 (unaudited).........     F-2

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2006 (as restated) and 2007 (unaudited)...........................     F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)....................     F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation...........................       1

Item 3.  Controls and Procedures.............................................................      14



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................      16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................      16

Item 3.  Defaults Upon Senior Securities.....................................................      16

Item 4.  Submission of Matters to a Vote of Security Holders.................................      16

Item 5.  Other Information...................................................................      16

Item 6.  Exhibits............................................................................      17

Signatures...................................................................................      18

Exhibits Attached to this Report on Form 10-QSB..............................................      19

                                            RAPTOR NETWORKS TECHNOLOGY, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31, 2006     SEPTEMBER 30, 2007
                                                                                      (AS RESTATED)         (UNAUDITED)
                                                                                      ------------         ------------
                                                         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $    821,388         $  2,223,567
    Accounts receivable, net of allowance for doubtful accounts of
    $52,218 at September 30, 2007                                                          319,764              404,304
    Inventory, net                                                                         951,618              915,253
    License fees - current                                                                 154,000              104,000
    Prepaid expenses and other current assets                                              240,826              195,166
                                                                                      ------------         ------------
      Total current assets                                                               2,487,596            3,842,290

PROPERTY AND EQUIPMENT, NET                                                                282,560              158,381
                                                                                      ------------         ------------

OTHER ASSETS
    Debt issue cost                                                                         97,176              160,447
    License fees - long term                                                               143,520              135,460
    Deposits                                                                               102,362               48,996
                                                                                      ------------         ------------

TOTAL ASSETS                                                                          $  3,113,214         $  4,345,574
                                                                                      ============         ============
                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                                  $     87,488         $    187,038
    Deferred revenues                                                                       36,376               21,939
    Accrued liabilities                                                                    205,619              499,244
    Warrant liability                                                                    9,773,967           29,094,281
    Conversion option liability                                                          6,806,620           11,659,105
    Senior convertible notes payable                                                     1,041,666            1,532,461
    Short-term convertible notes                                                         1,214,290                 --
    Accrued interest payable                                                               265,055              202,530
                                                                                      ------------         ------------
      Total current liabilities                                                         19,431,081           43,196,598

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value; 5,000,000 shares authorized                                --                   --
    Common stock, $.001 par; 110,000,000 and 200,000,000
    shares authorized 54,360,096 and 64,128,432 shares
    issued and outstanding at December 31, 2006 and September 30,
    2007(unaudited), respectively                                                           54,360               64,129
    Additional paid-in capital                                                          44,316,848           52,015,168
    Accumulated deficit                                                                (60,689,075)         (90,930,321)
                                                                                      ------------         ------------
      Total stockholders' deficit                                                      (16,317,867)         (38,851,024)
                                                                                      ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $  3,113,214         $  4,345,574
                                                                                      ============         ============

            The accompanying notes are an integral part of these condensed consolidated financial statements

                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                  NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------       ------------       ------------         ------------
                                                             2006               2007               2006                   2007
                                                          ------------       ------------       ------------         ------------
                                                         (AS RESTATED)                        (AS RESTATED)
REVENUE, NET                                              $    576,379       $    831,964       $    189,115         $    431,336
COST OF SALES                                                  227,837            305,687             67,947              136,959
                                                          ------------       ------------       ------------         ------------

GROSS PROFIT                                                   348,542            526,277            121,168              294,377
                                                          ------------       ------------       ------------         ------------

OPERATING EXPENSES
 Salary expense and salary related costs                     1,781,607          1,824,272            560,213              589,962
 Marketing                                                      85,853             86,696             17,906                5,391
 Research and development                                      959,371            983,026            340,173              314,618

 Selling, general and administrative                         2,455,380          2,575,009          1,217,775              933,249
                                                          ------------       ------------       ------------         ------------

    Total operating expenses                                 5,282,211          5,469,003          2,136,067            1,843,220
                                                          ------------       ------------       ------------         ------------


Loss from operations                                        (4,933,669)        (4,942,726)        (2,014,899)          (1,548,843)
                                                                             ------------       ------------         ------------

OTHER INCOME (EXPENSE)
 Interest income                                                     -             14,246                 -                    -
 Change in fair value of warrant liability and
    convertible debt                                           427,497         (5,198,576)           427,497           19,127,702
 Senior convertible note restructuring charges                       -         (2,089,284)                 -                    -
 Extinguishment of debt                                              -         11,571,860                  -                    -
 Cost associated with convertible debt                        (255,732)                 -           (255,732)                   -
 Cost of financing senior convertible note                  (2,499,794)       (23,572,434)        (2,499,794)          (5,239,226)
 Debt financing amortization - warrant liability and
    conversion feature                                        (160,935)        (5,338,804)          (160,935)          (2,606,882)

 Interest expense                                             (184,396)          (685,528)          (124,298)            (247,587)
                                                          ------------       ------------       ------------         ------------

Total other income (expense)                                (2,673,360)       (25,298,520)        (2,613,262)          11,034,007
                                                          ------------       ------------       ------------         ------------

Income (loss) before provision for income taxes             (7,607,029)       (30,241,246)        (4,628,161)           9,485,164
                                                          ------------       ------------       ------------         ------------

Provision for income taxes                                           -                  -                  -                    -

NET INCOME/LOSS                                           $ (7,607,029)      $(30,241,246)      $ (4,628,161)        $  9,485,164
                                                          ============       ============       ============         ============
Basic and diluted net income (loss) per share             $      (0.14)      $      (0.52)      $      (0.09)        $       0.15
                                                          ============       ============       ============         ============

Basic and diluted weighted average number of shares
outstanding                                                 54,204,367         58,608,509         54,204,367           62,792,630
                                                          ============       ============       ============         ============


           The accompanying notes are an integral part of these condensed consolidated financial statements


                                             RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30, 2006     SEPTEMBER 30, 2007
                                                                                      ------------         ------------
                                                                                     (AS RESTATED)
                                                                                     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (7,607,029)        $(30,241,246)
     Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation                                                                      243,504              155,634
         Amortization                                                                      436,524            4,377,516
         Change in fair value of warrants and
          conversion option liability                                                     (427,497)          14,793,290
         Gain on extinguishment of debt                                                          -          (11,571,860)
         Senior convertible note restructuring charges                                           -            2,204,909
         Stock based compensation expense                                                  293,901              109,007
         Warrants Issued                                                                         -              166,560
         Cost of financing senior convertible note                                       2,499,794           22,259,605
        Change in inventory reserve                                                              -               93,361
     Changes in assets and liabilities:
          Accounts receivable                                                               66,208              (84,540)
          Prepaid expenses and Other current assets                                         94,029               45,660
          License fees                                                                       5,980               58,060
          Debt issuance costs                                                                    -             (148,236)
          Deposits                                                                               -               53,366
          Inventory                                                                         69,667              (56,995)
          Accounts payable                                                                 174,285               99,550
          Accrued interest payable                                                          72,547              115,305
          Other accrued liabilities                                                        (18,926)             293,625
          Deferred Revenue                                                                       -              (14,437)
                                                                                      ------------         ------------
     Net cash provided by operating activities                                          (4,097,013)           2,708,134
                                                                                      ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                                        -              (31,454)
                                                                                      ------------         ------------
     Net cash flows used for investing activities                                                -              (31,454)
                                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                                                                -              630,192
         Proceeds from issuance of convertible note payable                              5,000,000            5,100,000
         Senior convertible note conversion                                                      -           (1,392,120)
         Conversion of Convertible note                                                   (689,410)          (5,612,673)
         Proceeds from convertible Debt                                                    689,410                    -
         Issuance of common stock for the exercise
          of stock options                                                                       -                  100
                                                                                      ------------         ------------
     Net cash flows used for financing activities                                        5,000,000           (1,274,501)
                                                                                      ------------         ------------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                                                      902,987            1,402,179

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,442,430              821,388
                                                                                      ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  2,345,117         $  2,223,567
                                                                                      ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Shares issued upon conversion of short term note related to interest                        -              177,827
     Shares issued upon conversion of short term note related to principal                       -            1,214,290
     Warrants issued for financing services                                                      -              166,560
     Amortization of debt issuance cost                                                          -              148,236
     Fair market value related to converted shares of Senior convertible note-           2,471,795


 The accompanying notes are an integral part of these condensed consolidated financial statements

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

1.    GENERAL

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Raptor Networks Technology, Inc. a Colorado corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company's subsidiary, Raptor Networks Technology, Inc. a California corporation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Company's most recent annual report on Form 10-KSB, (as amended due to the restatements discussed below). Results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Restatement of Prior Periods

The Company has restated its prior period financial results because of an error in our interpretation of accounting treatment for derivatives issued in the private placement transactions in July 2006 and January 2007. These restatements are included in the year to date numbers of this 10-QSB. The restatement does not effect the operating results for the three months ended September 30, 2007. The restatements were required because the Company capitalized as deferred debt costs the fair value of the conversion features and warrants in excess of the face value of the debt host instrument whereas this cost of financing should have been expensed at the time of closing the financing.


The effect of the restatement on debt discount cost, debt financing amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share as of December 31, 2006 are as follows:

                                                     AS ORIGINALLY           RESTATEMENT
                                                         REPORTED            ADJUSTMENTS             AS RESTATED
                                                     ------------           --------------           ------------
Balance Sheet
  Debt discount cost                                 $  1,979,004           $   (1,979,004)          $          0
                                                     ============           ==============           ============

Statement of Operations
  Debt financing amortization                        $  1,562,456           $     (520,790)          $  1,041,666
                                                     ============           ==============           ============
  Cost of financing senior convertible note          $          0           $    2,499,794           $  2,499,794
                                                     ============           ==============           ============
  Other expense                                      $ 10,987,690           $    1,979,004           $ 12,966,694
                                                     ============           ==============           ============
  Net Loss                                           $ 17,099,574           $    1,979,004           $ 19,078,578
                                                     ============           ==============           ============
  Basic and diluted net loss per share               $      (0.32)          $        (0.03)          $      (0.35)
                                                     ============           ==============           ============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

The effects of the restatement on debt discount cost, amortization expense, cost of financing, other expenses, net loss and basic and diluted earnings per share as of March 31, 2007 are as follows:

                                                     AS ORIGINALLY            RESTATEMENT
                                                       REPORTED               ADJUSTMENTS              AS RESTATED
                                                     -------------           ---------------           ------------
Balance Sheet
  Debt discount cost                                 $  15,885,749           $   (15,885,749)          $          0
                                                     =============           ===============           ============

Statement of Operations
  Debt financing amortization                        $   3,838,677           $    (2,534,578)          $  1,304,099
                                                     =============           ===============           ============
  Gain on extinguishment of debt                     $   9,649,975           $     1,921,885           $ 11,571,860
                                                     =============           ===============           ============
  Cost of financing senior convertible note          $           0           $    18,333,208           $ 18,333,208
                                                     =============           ===============           ============
  Other expense                                      $  15,358,366           $    13,876,745           $ 29,235,111
                                                     =============           ===============           ============
  Net Loss                                           $  17,041,123           $    13,876,745           $ 30,917,868
                                                     =============           ===============           ============
  Basic and diluted net loss per share               $       (0.31)          $         (0.26)          $      (0.57)
                                                     =============           ===============           ============

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net income for the three month period ended September 30, 2007 was $9,485,164 and net loss for the nine month period ended September 30, 2007 was $30,241,246. The income realized for the three months period ended September 30, 2007 is primarily due to the fact that during this period, the Company's share price decreased from $1.38 on June 30, 2007 to $1.09 on September 30, 2007. This share price decrease resulted in a favorable "non-cash" change in the fair value of warrant liability and convertible debt, allowing the Company to record income of $19,127,702. Excluding this "non-cash" income item the Company would have realized a third quarter net loss of $9,642,538. Net cash provided by operations for the nine months ended September 30, 2007 was $2,708,134. The Company also has an accumulated deficit of $90,930,321 and a working capital deficit of $39,354,308 at September 30, 2007, of which $40,753,386 relates to the fair value of derivative financial instruments.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or other means.

The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances. In addition, the exercise of certain outstanding warrants could represent an important source of financing for the Company.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement plans-an amendment of FASB Statements No. 87, 88, and 132R." The statement requires employers to account for the over or under funded status of defined benefit postretirement plans as an asset or liability and recognized changes in the funded status through comprehensive income. This statement currently has no impact on our financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), FINANCIAL STATEMENTS - CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, FINANCIAL STATEMENTS - MATERIALITY, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company applied the provisions of SAB 108 with the preparation of the Company's annual financial statements for the calendar year ended December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company's financial statements for the three and nine-month periods ended September 30, 2007.


In November 2006, the FASB ratified EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133,

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


Accounting for Derivative Instruments and Hedging Activities" ("EITF No. 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 did not have a material impact on our financial position, results of operations or cash flows.


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

In December 2006, FASB Staff Position No. EITF 00-19-2 was issued. This FASB Staff Position (FSP) addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company follows the guidance in FSP 00-19-2 in assessing its liabilities related to the liquidated damages arising from the Company's default position on the convertible financing arrangements.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


In February 2007, the FASB issued Statement No. 159 ("FAS 159") which expanded FAS No. 157, " FAIR VALUE MEASUREMENTS ," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 159, but does not expect the adoption of FAS 159 to have a material impact on our financial statements.
In June 2007, the FASB ratified the consensus on Emerging Issues Task Force
(EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06-11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, " ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FAS 109 "("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, " ACCOUNTING FOR INCOME TAXES." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective as of January 1, 2007. The adoption of this statement does not have a material impact on our financial statements.

3.   INVENTORY

Inventory is recorded at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2006 and September, 2007 consists of raw materials and finished goods.

Inventory consisted of the following:

                                      December 31, 2006      September 30, 2007
                                          (Audited)              (unaudited)
                                          ----------          ----------
Raw materials                             $  990,074          $  648,400
Finished goods                                64,833             463,504
                                          ----------          ----------
                                           1,054,907           1,111,904
Less: Allowance for obsolescence             103,289             196,651
                                          ----------          ----------
Inventory, net                            $  951,618          $  915,253
                                          ==========          ==========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


4.   STOCK-BASED COMPENSATION

2005 Stock Plan

The Company's 2005 Stock Plan was approved by the Company's Board of Directors on April 7, 2005, approved by the Company's shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan ("2005 Plan") by the Company's Board of Directors on June, 29, 2007. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission ("SEC") in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007. Prior to that time, the Company issued only non-plan stock options. The 2005 Plan is now the Company's only formal plan for providing stock-based incentive compensation to the Company's eligible employees, non-employee directors and certain consultants. The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan. As of September 30, 2007, the 2005 Plan had a total of 596,000 options outstanding and 2,404,000 shares reserved for future grants.

Non-Plan Options

Prior to approval of our 2005 Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors. The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of September 30, 2007, there were 1,175,000 non-plan options outstanding.

The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)") using the Black-Scholes Option pricing model. Under SFAS No. 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

For the three and nine-month period ended September 30, 2007, the Company recognized $26,919 and $112,525 respectively, in stock based compensation costs related to the issuance of options to employees. For the three and nine-month periods ended September 2006, the Company recognized $59,181 and $293,899, respectively, in stock-based compensation costs related to the issuance of options to employees. These costs were calculated in accordance with SFAS No. 123(R) and are reflected in operating expenses.

The total stock options for the 2005 Plan and non-plan options in the amounts of 596,000 and 1,175,000 , respectively, results in a total of 1,771,000 options outstanding at September 30, 2007. Information with respect to stock option activity is as follows:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


                                                      Weighted       Weighted Average
                                                       Average      Remaining Contract    Aggregate
Options                                   Shares    Exercise Price         Term         Intrinsic Value
-------                                  --------   --------------         ----         ---------------
Outstanding, December 31, 2006           1,645,500          $ 1.00
Granted                                    631,500            1.02
Forfeited / Expired                      (406,000)               -

Exercised                                (100,000)               -
                                         ---------               -
Outstanding, September 30, 2007          1,771,000           $ 1.01            7.59        $152,235
                                         =========           ======            ====        ========
Exercisable, September 30, 2007          1,123,500           $ 1.00            6.71        $101,115
                                         =========           ======            ====        ========


A summary of the status of the Company's unvested shares as of September 30, 2007 is presented below:


                                                                                     Weighted Average
                                                           Number of Shares        Grant-Date Fair Value
                                                           ----------------        ---------------------
Non-vested at January 1, 2007                                       663,835                        $0.79
Granted                                                             631,500                         0.66
Vested                                                             (258,502)                         108
Non-vested shares forfeited                                        (389,333)                        0.59
                                                                  ---------
Non-vested at September  30, 2007                                    647,500                       $0.62

As of September 30, 2007, total unrecognized stock-based compensation cost related to unvested stock options was approximately $129,217 which is expected to be recognized over a weighted average period of approximately 2.12 years.

The following table sets forth the key assumptions and for stock options granted during the nine month period ended June 30, 2006 and 2007, respectively:

                                                     For the Nine Months Ended    For the Nine Months Ended
                                                         September 30, 2006           September 30, 2007
                                                         ------------------           ------------------
                                                                                      (weighted average)
Dividend Yield...................................             0.0%                         0.0%
Risk-Free Interest Rate..........................             6.00%                        4.52%
Expected Life....................................          .75 - 3 years                  3.24 years
Expected Volatility..............................            91% - 164%                     115.20%

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


5.   SENIOR CONVERTIBLE NOTE PAYABLE

$7,204,909 Senior Convertible Note Financing

                                                  Senior                Note payable           Detachable             Conversion
                                                 Convertible               Debt                 Warrants               Option
                                                note payable             Discount              Liability               Liability
                                                ------------             --------              ---------               ---------
Balance at December 31, 2006 as restated        $ (5,000,000)          $  3,958,334           $ (9,773,967)          $ ( 6,806,620)
                                                ============           ============           ============           ============
Change in fair value of warrants                           -                      -                524,400                      -
Change in fair value of conversion
feature                                                    -                      -                      -                640,241
Amortization of debt discount                              -               (114,247)                     -                      -
                                                ------------           ------------           ------------           -------------
Balance at January 18, 2007                     $ (5,000,000)          $  3,844,087           $ (9,249,567)          $ ( 6,166,379)
                                                ============           ============           ============           ============

To record gain on extinguishment of debt                   -             (3,844,087)             9,249,567              6,166,379
January 18 Senior convertible notes
amended                                           (2,204,909)                     -                      -                      -
Detachable warrant and Conversion
feature January 18, 2007                                   -              7,204,909            (12,332,756)            (8,885,639)
Change in fair value of warrants                           -                      -             (8,833,758)                     -
Change in fair value of conversion
feature                                                    -                      -                      -             (6,724,888)
Amortization of debt discount                              -               (973,636)                     -                      -
                                                ------------           ------------           ------------           -------------

Balance at March 31, 2007 as restated           $ (7,204,909)          $  6,231,273           $(21,166,514)          $(15,610,527)
                                                ============           ============           ============           ============

Change in fair value of warrants                           -                     -             (2,470,510)                     -
Change in fair value of conversion
feature                                                    -                      -                      -             (1,924,845)
Reduction upon conversion of note                    672,458                      -                      -              2,106,854
Amortization of debt discount                              -             (1,168,362)                     -                      -
                                                ------------           ------------           ------------           -------------
Balance at June 30, 2007                        $ (6,532,451)          $  5,062,911           $(23,637,024)          $(15,428,518)
                                                ============           ============           ============           ============

Recognition of M-1 detachable
warrant feature, January 18, 2007                          -                      -             (2,947,229)                     -
                                                ============                      -                                  ============

Change in fair value of warrants                           -                      -              7,005,011                      -
Change in fair value of conversion
feature                                                    -                      -                      -              4,930,231
Reduction upon conversion of note                    631,169                      -                      -              1,180,821
Amortization of debt discount                              -               (346,612)                     -                      -
                                                ------------           ------------           ------------           -------------

Balance at September 30, 2007                   $ (5,901,282)          $  4,716,299           $(19,579,242)          $ (9,317,466)
                                                ============           ============           ============           ============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


Restructuring of Senior Convertible Note Financing, Including Additional Financing.

On July 30, 2006, the Company entered into a Securities Purchase Agreement with three institutional investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $5 million, Series L-1 Warrants to purchase up to an aggregate of 17,065,623 shares of our common stock and Series M-1 Warrants to purchase up to an aggregate of 7,395,103 shares of our common stock. The Series L Warrants are immediately exercisable. The Series M Warrants become exercisable only upon a mandatory conversion of the notes at the option of the Company. The Company received aggregate gross proceeds of $5 million from the investors for our issuance of these notes and warrants. In November 2006, the Company determined that it would not be able to obtain an effective registration statement by the contractually required date of December 1, 2006 and the Company and investors agreed to restructure the financing.

In connection with the restructuring the Company entered into Amendment and Exchange Agreements, dated January 18, 2007 and amended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L-1 Warrants, Series M-1 Warrants and registration rights agreement. These amendments include, but are not limited to, a waiver of all fees, penalties and defaults as of January 19, 2007 which related to registration statement filing failures and/or effectiveness failures, as described in the July 30, 2006 agreements, an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares), and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share. The Company did not receive any additional cash consideration for these amendments.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

Subject to certain conditions, the Company may require the investors to convert up to 50%, subject to certain limitations, or 100%, of the notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company's Common Stock are trading at or above 150% of the initial Conversion Price in the case of a conversion of up to 50% of the notes or at or above 175% of the initial Conversion Price in the case of a conversion of up to 100% of the notes The notes contain certain limitations on optional and mandatory conversion. For example, they provide that no conversion may be made if, after giving effect to the conversion, the investor would own in excess of 4.99% of the Company's outstanding shares of Common Stock. This percentage may, however, be increased up to 9.99% at the option of the investor upon 61-days prior notice to the Company.

The terms of the Amendment and Exchange Agreement, dated January 18, 2007 and mended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement result in the following accounting treatment:

The restructuring of our July 30, 2006 debt which took place in January 2007 constitutes, as per SFAS No. 15, non-troubled debt and therefore is subject to the accounting treatment as provided in Emerging Issues Task Force ("EITF") 96-19. In SFAS No. 15 it is stated "a debt constitutes a troubled debt restructuring if the creditor grants a concession to the debtor". As no concessions were granted in the January 2007 restructuring of our debt, troubled debt accounting rules do not apply. In accordance with EITF 96-19 we determined that the amended agreements differ substantially from the original July 31, 2006 financing agreements and therefore the original senior convertible notes should be accounted for as an extinguishment of debt. The total amount of extinguished debt resulted in a gain of $11,571,860 recorded in January 2007. This amount represents the elimination of all liabilities related to the July 31, 2006 financing valued as of January 18, 2007.

The terms of the amended convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No.
133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $8,885,639. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at September 30, 2007 after applying the Black-Scholes option pricing model was determined to be $9,317,466 and was recognized by recording a gain of $4,930,231 and $3,719,502 to Other Expenses for the three and nine-month periods ended September 30, 2007,

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


respectively. The carrying value of the conversion feature was also decreased by $1,180,821 and $3,287,675 for the three and nine-month periods ended September 30, 2007, respectively. These amounts represent the fair value associated with the reduction of 2,966,284 shares in connection with the conversion of a portion of the notes totaling $1,303,627. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at September 30, 2007 are as follows:

Stock price of $1.09
Exercise price of $0.44
Volatility of 86.5 %
Expected life 0.84 years
Interest rate of 4.04%

With respect to the Series L-1 Warrants and the Series M-1 Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L-1 Warrants and the Series M-1 Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L-1 Warrants and Series M-1 Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series L-1 Warrants and Series M-1 Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model. The initial amount of the detachable L-1 warrant on January 18, 2007 was valued at $12,332,756. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrant at September 30, 2007 after applying the Black-Scholes option pricing model was determined to be $15,802,766 and was recognized by recording a $7,834,258 gain to Other Expenses during the third quarter of 2007. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $1.09
Exercise price of $0.44
Volatility of 86.5 %
Expected life 0.84 years
Interest rate of 4.04%

The combined fair value of the conversion feature and the detachable L-1 warrant at January 18, 2007 was $21,218,395. The face value of the related senior convertible note was $7,204,909. Therefore, the Company has recognized the excess of $14,013,486 as a charge to the Cost of Financing in January 2007. During the third quarter of 2007 the note holders elected to defer their third quarter conversions of the notes resulting in a decreased amount of amortization on the $7,204,909 notes during the third quarter period ended September 30, 2007. Amortization of the $7,204,909 debt discount liability equals $346,612 and $2,488,610 for the three month and nine-month periods ended September 30, 2007, respectively.

The holders' right to exercise the 7,395,103 Series M-1 Warrants is contingent on a mandatory conversion of the notes at the option of the Company. A mandatory conversion for a portion of the notes took place on July 30, 2007 entitling investors to exercise up to 5,437,691 M-1 warrant shares. The fair

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



value of these 5,437,691 Series M-1 warrant shares, measured at January 18, 2007 using the Black-Scholes option pricing model is $2,947,229. Inasmuch as this mandatory conversion "contingency" has been removed for a portion of the M-1 warrants, as prescribed by paragraph 13 of EITF 98-5, this charge has been recognized as a charge to the Cost of Financing in the third quarter of 2007. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the M-1 detachable warrant subject to exercise because of removal of the contingency at September 30, 2007 after applying the Black-Scholes option pricing model was determined to be $3,776,476 and was recognized by recording a $829,247 loss to Other Expenses during the third quarter of 2007. At September 30, 2007, an amount of 1,957,412 Series M-1 Warrants remain contingent until there is a further mandatory conversion of the notes. The value of these remaining warrants measured at fair value on January 18, 2007 using the Black-Scholes option pricing model is $1,060,917 and will be recognized upon a mandatory conversion at the option of the Company, if any.

In the second quarter of 2007 the Company converted $672,458 of the outstanding senior convertible note into 1,530,122 common stock shares. In connection with this conversion the Company also issued a total of 11,793 shares of common stock as payment for accrued interest due on the converted amounts. The note holders have deferred conversion rights for 2,623,064 notes shares from June 1, 2008 to June 1, 2009 and 1,311,534 note shares the third quarter of 2007 to January 2008.

$1,600,000 Senior Convertible Note Financing

                                                   Senior                                  Detachable
                                                Convertible          Note payable            Warrants            Conversion
                                                note payable         Debt Discount           Liability         Option Liability
                                                -----------           -----------           -----------           -----------
Balance at December 31, 2006                    $         -           $         -           $         -           $         -

January 2007 Senior  convertible notes           (1,600,000)                    -                     -                     -
Detachable warrant and Conversion
feature January 2007                                      -             1,600,000            (3,946,481)           (1,973,241)
Change in fair value of warrants                          -                     -            (2,986,801)                    -
Change in fair value of conversion
feature                                                   -                     -                     -            (1,493,401)
Amortization of debt discount                             -              (216,216)                    -                     -
                                                -----------           -----------           -----------           -----------

Balance at March 31, 2007                       $(1,600,000)          $ 1,383,784           $(6,933,282)          $(3,466,642)
                                                ===========           ===========           ===========           ===========

Change in fair value of warrants                          -                     -              (630,565)                    -
Change in fair value of conversion
feature                                                   -                     -                     -              (426,151)
Reduction upon conversion of note                   106,667                     -                     -               364,941
Amortization of debt discount                             -              (259,458)                    -                     -
                                                -----------           -----------           -----------           -----------

Balance at June 30, 2007                        $(1,493,333)          $ 1,124,326           $(7,563,847)          $(3,527,852)
                                                ===========           ===========           ===========           ===========

Recognition of M-2 detachable
warrant feature, January 18, 2007                         -                     -            (1,197,099)                    -
                                                ===========           ===========           ===========           ===========

Change in fair value of warrants                          -                     -             2,150,140                     -
Change in fair value of conversion
feature                                                   -                     -                     -               792,349
Reduction upon conversion of note                 1,297,181                     -                     -             2,426,827
Amortization of debt discount                             -            (1,081,208)                    -                     -
                                                -----------           -----------           -----------           -----------

Balance at September 30, 2007                   $  (196,152)          $    43,118           $(6,610,806)          $  (308,676)
                                                ===========           ===========           ===========           ===========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


On January 18, 2007, the Company also completed a private placement of a senior convertible note and warrants to purchase common stock to one of the institutional investors who invested in the July 2006 financing for gross proceeds of $1,600,000. The convertible note has a maturity date of July 31, 2008. The note bears interest at a rate of 9.25% per annum, which rate may be adjusted to 7% per annum if certain conditions are satisfied. The interest rate is increased to 15% upon the occurrence of an event of default.

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

The Company also issued as part of the January 2007 convertible note private placement Series L-2 Warrants and Series M-2 Warrants to the holder of the note. The Series L-2 Warrants are immediately exercisable and enable the holders thereof to purchase an aggregate of up to 7,281,332 shares of the Company's common stock. The Series M-2 Warrants become exercisable only upon a mandatory conversion of the notes by the Company, if any, and entitle the holders thereof to purchase an aggregate of up to 2,366,433 shares of the Company's common stock. On July 30, 2007 the Company effected a mandatory conversion of a portion of the notes entitling investors to exercise up to 2,208,670 M-2 warrant shares. Both the Series L-2 Warrants and Series M-2 Warrants have an initial exercise price of $0.43948 per share and expire on July 31, 2011.

Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying the convertible notes, Series L-2 Warrants and Series M-2 Warrants.

The terms of the January 2007 convertible note include certain conversion features that represent a derivative financial instrument under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black- Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $1,973,241. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at September 30, 2007, after applying the Black-Scholes option pricing model was determined to be $308,676 and was recognized by recording a gain of $792,349 and a loss of $1,127,203 to Other Expenses for the three and nine-month periods ended September 30, 2007, respectively. The carrying value of the conversion feature was also decreased by an amount of $2,426,827 and $2,791,768 for the three and nine-months ended September 30, 2007, respectively. These amounts represent the fair value associated with the reduction of 3,194,339 shares in connection with the conversion of a portion of the note totaling $1,403,848. The key assumptions used in applying the Black-

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



Scholes option pricing model to determine the fair value are as follows:

Stock price of $1.09
Exercise price of $0.44
Volatility of 86.5 %
Expected life 0.84 years
Interest rate of 4.04%

With respect to the Series L-2 Warrants and the Series M-2 Warrants, it is noted that the conversion feature as mentioned before could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L-2 Warrants and the Series M-2 Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L-2 Warrants and Series M-2 Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series L-2 Warrants and Series M-2 Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this detachable L-2 warrant on January 18, 2007 was valued at $3,946,481. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $0.81
Exercise price of $0.44
Volatility of 112.65 %
Expected life 1.50 years
Interest rate of 4.98%

SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable L-2 warrant at September 30, 2007 after applying the Black-Scholes option pricing model was determined to be $5,056,885 and was recognized by recording a $2,506,962 gain to other expense during the third quarter of 2007.

The combined fair value of the conversion feature and the detachable L-2 warrant at January 18, 2007 was $5,919,722. The face value of the related senior convertible note was $1,600,000. Therefore, the Company has recognized the excess of $4,319,722, as a charge to the Cost of Financing in January 2007. During the third quarter of 2007, the Company effected a mandatory conversion resulting in accelerated conversion of the note. We have therefore recognized an increased amount of amortization on the $1,600,000 debt discount liability during the third quarter period ended September 30, 2007. Amortization of the $1,600,000 debt discount liability equals $1,081,208 and $1,556,882 for the three month and nine-month periods ended September 30, 2007, respectively.

Conversion of the 2,366,433 Series M-2 Warrants is contingent on a mandatory conversion of the January 2007 note at the option of the Company. The Company effected a mandatory conversion for a portion of the note on July 30, 2007 entitling the holder to exercise up to 2,208,670 M-2 warrant shares. The fair value of these 2,208,670 Series M-2 warrant shares, measured at January 18, 2007 using the Black-Scholes option pricing model, is $1,197,099. Inasmuch as this mandatory conversion "contingency" has been removed for a portion of the M-2 warrants, as prescribed by paragraph 13 of EITF 98-5, this charge

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



has been recognized as a charge to the Cost of Financing in the third quarter of 2007. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the M-2 detachable warrant subject to exercise because of removal of the contingency at September 30, 2007 after applying the Black-Scholes option pricing model was determined to be $1,553,921 and was recognized by recording a $356,822 loss to Other Expenses during the third quarter of 2007. At September 30, 2007, 157,762 Series M-2 Warrants remain contingent until there is a further mandatory conversion of the note. The value of these remaining warrants measured at fair value on January 18, 2007 using the Black-Scholes option pricing model is $85,508 and will be recognized upon a further mandatory conversion of the note at the option of the Company, if any.

In the second quarter of 2007 the Company converted $106,667 of the outstanding senior convertible note into 242,712 common stock shares. In connection with this conversion the Company also issued a total of 1,871 shares of common stock as payment for accrued interest due on the converted amounts. The Company's investors have deferred conversion rights for 970,848 shares to June 1, 2009.

In connection with the $1,600,000 private placement, the Company issued to the placement agent warrants with a term of five years to purchase 145,626 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at September 30, 2007 was $78,929. During the three and nine-month periods ended September 30, 2007, the Company amortized $13,155 and $21,925 to interest expense.

These senior convertible notes are classified as short-term because investors have the right to accelerate conversion of their notes up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20 trading day period. In addition, the Company has the right to call a forced conversion under certain conditions. Therefore, the Company believes the conversion of the notes will take place within a year. This accelerated conversion also applies to the deferred conversions by the note holders.

$3,500,000 July 2007 Senior Secured Convertible Note Financing


                                                  Senior                                    Detachable
                                                Convertible          Note payable            Warrants         Conversion Option
                                                note payable         Debt Discount           Liability            Liability
                                                -----------           -----------           -----------           -----------
Balance at December 31, 2006                    $         -           $         -           $         -           $         -

July 2007 Senior  convertible notes              (3,500,000)                    -                     -                     -
Detachable warrant and Conversion
feature July 2007                                         -             3,500,000            (3,282,069)           (2,297,449)
Change in fair value of warrants
                                                          -                     -               377,837                     -
Change in fair value of conversion
feature                                                   -                     -                     -               264,486
Amortization of debt discount to other
expense                                                   -              (194,444)                    -                     -
                                                -----------           -----------           -----------           -----------
Balance at September 30, 2007, 2007             $(3,500,000)          $ 3,305,556           $(2,904,232)          $(2,032,963)
                                                ===========           ===========           ===========           ===========

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

The terms of the Secured Notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the Secured Notes do not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on July 30, 2007 was valued at $2,297,449. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at September 30, 2007 after applying the Black-Scholes option pricing model was determined to be $2,032,963 and was recognized by recording a gain of $264,486 to Other Expenses for the three and nine-month periods ended September 30, 2007. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at September 30, 2007 are as follows:

Stock price of $1.09
Exercise price of $1.2029
Volatility of 108.23%
Expected life 2.84 years
Interest rate of 4.01%

With respect to the Series N Warrants and the Series P Warrants, it is noted that the conversion feature could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series N Warrants and the Series P Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series N Warrants and Series P Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series N Warrants and Series P Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model. On July 30, 2007 the initial amount of the detachable N Warrants and P Warrants combined was valued at $3,282,069. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrant at September 30, 2007 after applying the Black-Scholes option pricing model

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


was determined to be $2,904,232 and was recognized by recording a $377,837 gain to Other Expenses during the third quarter of 2007. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $1.09
Exercise price of $1.2029
Volatility of 108.23%
Expected life 2.84 years
Interest rate of 4.01%

The combined fair value of the conversion feature and the detachable N warrants and P warrant at July 30, 2007 was $5,579,518. The face value of the related Secured Notes was $3,500,000. Therefore, the Company has recognized the excess of $2,079,518 as a charge to the Cost of Financing in July 2007. Amortization of the $3,500,000 debt discount liability equals $194,444 for the three-month and nine-month periods ended September 30, 2007, respectively.

Since conversion of the Series O Warrants is contingent on a mandatory conversion of the Secured Notes at the option of the Company the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series O Warrants measured at fair value on July 30, 2007 using the Black-Scholes option pricing model is $1,493,341

6.   SHORT-TERM CONVERTIBLE NOTES

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


8.   WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                               Weighted Average
                                               Shares           Exercise Price
                                             -----------           ----------
   Outstanding at December 31, 2006           39,992,874           $     0.98

     Granted                                  15,481,931                 0.44
     Cancelled/Forfeited                               -                    -

     Exercised                                (2,015,204)                0.53
                                             -----------           ----------
   Outstanding at March 31, 2007              53,459,601           $     0.72

     Granted                                     200,000                 1.00
     Cancelled/Forfeited                               -                    -

     Exercised                                (3,073,107)                0.35
                                             -----------           ----------
   Outstanding at June 30, 2007               50,586,494           $     0.70
                                             ===========           ==========

     Granted                                   6,047,886                 1.20
     Cancelled/Forfeited                              -                     -

     Exercised                                   (60,000)                0.52
                                             -----------           ----------
   Outstanding at September, 2007             56,574,380          $       074
                                             ===========           ==========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



The following tables summarize warrants outstanding at September 30, 2007:


           Range                 Number           Wtd. Ave. Life        Wtd. Ave. Price         Exercisable
           -----                 ------           --------------        ---------------         -----------
         $.40-3.50             56,574,380              2.62                  $0.74               52,567,943

                                                OUTANDING AT        EXERCISED/                         OUTANDING AT
             SERIES         ISSUE DATE            12/31/06          FORFEITED        GRANTED              9/30/07
             ------         ----------            --------          ---------        -------           -----------
                A           April 2004                    -                  -              -                    -
                B           April 2004            3,200,000        (1,249,999)              -            1,950,001
                C           June, 2004                    -                  -              -                    -
                D           June, 2004              972,223                  -              -              972,223
                E           2004-2005             1,416,000        (1,260,000)              -              156,000
                F           April 2005              231,036          (216,651)              -               14,385
                G           April 2005            3,564,188                  -              -            3,564,188
              G-BH          April 2005            1,505,989                  -              -            1,505,989
                H           April 2005            2,029,763         (1,074,827              -              954,936
                I         February 2005             200,000          (190,000)              -               10,000
                J          August 2005              505,343          (489,088)              -               16,255
                K            Not Used                     -                  -              -                    -
                           July 2006 &
               L-1         January 2007          17,065,623                  -      5,688,540           22,754,163
               L-2         January 2007                   -                  -      7,281,332            7,281,332
               M-1          July 2006             7,395,103                  -              -            7,395,103
               M-2         January 2007                   -                  -      2,366,433            2,366,433
                N           July 2007                     -                  -      2,909,636            2,909,636
                O           July 2007                     -                  -      1,891,263            1,891,263
                P           July 2007                     -                  -      1,246,987            1,246,987

              MISC          2003-2007             1,907,606          (667,746)        345,626            1,585,486
                                                 ----------        ----------      ----------           ----------
          TOTAL                                  39,992,874        (5,148,311)     21,729,817           56,574,380
                                                 ==========        ===========     ==========           ==========

In April 2007, the Company issued warrants with a term of three years, to purchase 200,000 shares of the Company's common stock for investment-related services. These warrants are immediately exercisable and have an exercise price of $1.00 per share.

In July 2007, the company issued a total of 60,000 common shares related to the cash exercise of Series E warrants for total proceeds of $31,200.

On July 31, 2007, in conjunction with the Secured Notes financing, under the terms of a finder's agreement we are committed to issue warrants to purchase up to 116,385 shares of our common stock. These warrants will carry an exercise price of $1.2029 and expire on July 30, 2010. The value of these committed warrants at July 31, 2007, after applying the Black-Scholes option pricing model was recognized by recording an accrued liability of $69,307. We expect to issue these 116,835 warrants in November 2007.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


9.   SUBSEQUENT EVENTS

Warrants Exercised

Subsequent to September 30, 2007, the Company issued a total of 41,190 common shares related to the cash exercise of warrants for total proceeds of $20,109.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This report contains forward-looking statements, including statements concerning future conditions in the network switching industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" or variations of those terms and other similar expressions, including their use in the negative. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     o    our inability to continue as a going concern,
     o our inability to raise additional capital, or if we can to raise it at reasonable terms,
     o    adverse economic conditions,
     o    entry of new and stronger competitors,
     o    unexpected costs and operating deficits,
     o    lower sales and revenues than forecast,
     o failure to establish relationships with and capitalize upon access to new customers,
     o litigation and administrative proceedings involving us or our products,
     o    adverse publicity and news coverage,
     o    inability to carry out our marketing and sales plans,
     o    changes in interest rates and inflationary factors, and
     o other specific risks that may be referred to in this report or in other reports that we have issued.

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

OVERVIEW

         We became engaged in the data network switching industry in October 2003. Since that time, our focus has been to design, produce and sell standards-based, proprietary high-speed network switching technologies. Our "distributed network switching technology" allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications. The implementation of our products in a user's network provides the opportunity for increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

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

         With respect to research and development, in the first nine months of 2007, we continued working on upgrades to the existing ER-1010 to make it a more powerful product, using the latest available chip functionality. The upgrades are now complete and we expect to begin shipment of the upgraded ER-1010 in late fourth quarter 2007. We also finished testing our products with a U.S. Federal Government-approved test organization in April 2007, which qualifies sales of our products to the Federal Governments. We believe that potential future sales to the Federal Government presents a strong market opportunity for our products, with eight ER-1010s sold to a division of the Federal Government in the third quarter of 2007.

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

GOING CONCERN QUALIFICATION

         We have a limited operating history with minimal sales and have sustained an accumulated deficit of $90,930,321 through September 30, 2007 and $60,689,075 through December 31, 2006. At September 30, 2007, we had a deficit in working capital of $39,354,308. Since our inception, through the nine months ended September 30, 2007, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006 and 2005.

         Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. We have raised $1.6 million and $3.5M in the months of January and July 2007, respectively through the issuance of senior convertible notes. During the nine month period ended September 30, 2007, the Company received an additional $661,332 from the cash exercise of outstanding warrants. We believe these capital raises and cash from warrant exercises provide sufficient funding for our operations into early 2008. There can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments that might be necessary if we are unable to continue as a going concern.

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

         This process will be expensive and time consuming, and will require significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required. Such a restatement of our financial statements for prior periods was included in the Company's second quarter financial statements. For details on this restatement, see our comment above in note 1 of the financial statements under the caption "Restatement of Prior Periods".

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

Inventory Valuations

         We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. For example, our provision for excess and obsolete inventory has increased from $122,288 in the first nine months of 2006 to $196,651 in the same period of 2007. This increase of obsolescence was mainly due to the write-off in the second quarter of 2007 of parts in inventory for building the ER-1808, a product whose release was initially postponed, but is now cancelled.
Accounting Treatment for Derivatives

EMBEDDED CONVERSION FEATURE

Paragraph 12 of SFAS 133 indicates that the conversion features should be considered a derivative if the following criterion are met:

     o The economic characteristics and risks differ between the host and embedded conversion feature. This condition, relative to our senior convertible notes, is met because the embedded conversion feature valuation depends on factors such as volatility, stock price and expected life whereas the valuation of the host is not impacted by these factors. SFAS 133, paragraph 61 (k) further confirms the above position as this paragraph states that "the changes in fair value of an equity interest and the interest rates on a debt instrument are not clearly and closely related. Thus, for a debt security that is convertible into a specified number of shares of the debtor's common stock or another entity's common stock, the embedded derivative (that is, the conversion option) must be separated from the debt host contract and accounted for as a derivative instrument provided that the conversion option would, as a freestanding instrument, be a derivative instrument subject to the requirements of this Statement."

     o The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contract (our senior convertible notes) is not re-measured.

     o A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraphs 6 of SFAS 133. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts (2) requires no initial net investments and (3) permits net settlement.

Based on the above considerations it is implied that the embedded conversion feature related to our senior convertible notes is a derivative that must be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. However, before reaching a final conclusion on whether we are dealing with an embedded conversion feature that needs to be considered a derivative we need to review paragraph 11(a) of SFAS 133. Paragraph 11(a) states that "contracts issued or held are both (1) indexed to its own stock and (2) classified in stockholders equity shall not be considered derivative instruments." Our contract is indexed to our own stock however to determine the correct classification of the embedded conversion feature with respect to possible stockholders equity classification, we reviewed the guidelines provided in EITF 00-19.

Specifically, EITF 00-19, paragraph 4 and EITF 05-2 indicate that an embedded conversion feature is conventional if the holder is entitled to convert their position into a fixed number of shares. The embedded conversion features of our senior convertible note financings and subject of this review entitles the holder, under certain circumstances beyond the control of the Company, to convert their position into a variable number of shares. This implies that the embedded conversion feature under discussion does not qualify as a conventional convertible instrument. Because the embedded conversion feature does not qualify as a conventional convertible instrument, we then had to analyze paragraphs 12-32 of EITF 00-19 to determine whether the embedded conversion feature should be accounted for as a equity or as a liability.

Paragraph 19 of EITF 00-19 stipulates that in order to qualify for equity treatment the Company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. The total number of shares that the Company could need to settle the current contract could exceed the level of authorized shares available for issuance and this would result in a situation where the Company does not control settlement of shares. Consequently, the embedded conversion feature is classified as a liability under EITF 00-19 and therefore does not qualify for paragraph 11 scope exception in SFAS 133. As a result the embedded conversion feature will be accounted for as a derivative at fair value, with changes in fair value recorded in earnings. Based on before mentioned criteria the Company classified the conversion feature as a liability on its balance sheet measured at fair value using the Black Scholes option pricing model.

WARRANTS

The warrants that were issued as part of our 2006 and 2007 financings represent freestanding instruments. We analyzed these warrants as to their characteristics similarly to our analysis of the embedded conversion feature discussion above. Based on the conclusions we reached while evaluating the embedded conversion feature we determined that the warrants (1) are derivatives as per the definitions of paragraphs 6-9 of SFAS 133 and (2) will be accounted for as a liability based on paragraph 19 of EITF 00-19. As such, the warrants will be classified as a liability and will be measured at fair value, with changes in fair value reported in earnings.

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

Stock-Based Compensation Expense

         On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation cost for all stock-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123(R), which requires the recognition of stock-based compensation cost on a prospective basis. Our Condensed Consolidated Statement of Operations as for the three and nine-months ended September 30, 2007 on page F-2 of this report reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS No. 123(R). As of September 30, 2007, there was $199,658 of total unrecognized compensation cost related to all of our outstanding non-vested stock-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional stock-based compensation expense for any new stock-based payment awards granted after September 30, 2007 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of stock-based payment awards granted by us in the future.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006 AND 2007

         The following table sets forth selected financial data regarding our financial position and operating results for the three months ended June 30, 2006 and 2007 and nine months ended June 30, 2006 and 2007. This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto beginning on page F-1 of this report.


                                                             Nine Months Ended                          Three Months Ended
                                                                Unaudited                                   Unaudited
                                                 September 30,          September 30,         September 30,          September 30,
                                                     2006                    2007                  2006                   2007
                                                 ------------           ------------           ------------           ------------
   NET SALES                                     $    576,379           $    831,964           $    189,115           $    431,336
   COST OF SALES                                      227,837                305,687                 67,947                136,959
                                                 ------------           ------------           ------------           ------------

   Gross Profit                                       348,542                526,277                121,168                294,377

   OPERATING EXPENSES
      Salary and Salary Related Costs               1,781,607              1,824,272                560,213                589,962
      Marketing Expense                                85,853                 86,696                 17,906                  5,391
      Research and Development                        959,371                983,026                340,173                314,618
      Selling, General and Administrative           2,455,380              2,575,009              1,217,775                933,249
                                                 ------------           ------------           ------------           ------------

   Total Operating Expenses                          5,282,211              5,469,003              2,136,067              1,843,220
                                                 ------------           ------------           ------------           ------------

   Loss from Operations                            (4,933,669)            (4,942,726)            (2,014,899)            (1,548,843)
                                                 ------------           ------------           ------------           ------------

   Net Other Income (Loss)                         (2,673,360)           (25,298,520)            (2,613,262)            11,034,007
                                                 ------------           ------------           ------------           ------------

   Loss Before Income Tax Provision                (7,607,029)           (30,241,246)            (4,628,161)             9,485,164
                                                 ------------           ------------           ------------           ------------

   Income Tax Benefit                                       -                      -                      -                      -

   NET INCOME (LOSS)                             $ (7,607,029)          $(30,241,246)          $ (4,628,161)          $  9,485,164
                                                 ============           ============           ============           ============

Net Sales

         During the three months ended September, 2007, we generated $431,336 in revenues compared to $189,115 for the comparable period in 2006. During the nine months ended September 30, 2007, we achieved a revenue level of $831,964, substantially exceeding the $576,379 of revenues realized during the same period of 2006. During the third quarter of 2007, we sold twelve ER-1010s and eleven OR-1048s to six customers, including the sale of eight ER-1010s to a division of the U.S. Federal Government. The certification of our equipment by a Federal Government approved test organization in April 2007 contributed significantly to this first sale, as such approval qualified our products for sale to the Federal Government. The increase of third quarter 2007 revenues was primarily the result of these sales to the Federal Government.

         During the third quarter of 2007, we also made substantial progress in promoting our products in the entertainment sector and in the international business environment.

Cost of Sales

         Cost of sales increased from $67,947 in the third quarter of 2006, to $136,959 in the same period of 2007, and from $227,837 in the first nine months of 2006, to $305,687 in the same period of 2007. The main reason for this increase of cost of sales is the increased revenue level in the third quarter and first nine months of 2007 compared to the same periods in 2006, and an increase in obsolescence charges in the second quarter of 2007. These increases were partially offset by a decrease in cost of sales resulting from a more favorable (higher-margin) customer mix.

         Based on the above, cost of sales as a percentage of net sales improved from 36% in the third quarter of 2006 to 32% in the same period of 2007, and from 40% in the first nine months of 2006, to 37% in the same period of 2007.

Operating Expenses

         Our total operating expenses decreased from $2,136,067 during the third quarter 2006, to $1,843,220 during the same period of 2007, and increased from $5,282,211 in the first nine months of 2006, to $5,469,003 in the same period of 2007. The 14% decrease in the three-month period ended September 2007, compared to the same period in 2006, was mainly due to a decrease in SG&A expenses during the three month period ended September 2007 as described in more detail under the heading "Selling , General and Administrative" below. The 4% increase in operating expenses during the first nine months of 2007 and compared to the same period in 2006 is explained in detail hereafter.

SALARY EXPENSE AND SALARY RELATED COSTS

         Salary expenses increased from $560,213 in the three months ended September 2006, to $589,962 in the same period of 2007, representing an increase of 5%. For the nine month periods ended September 30, 2006 and 2007, salary expenses increased from $1,781,607 to $1,824,272, respectively, representing a 2% increase. The main reasons for these increases are the increase of health care charges and a modest increase in headcount.

MARKETING EXPENSES

         Marketing expenses decreased from $17,906 in the three months ended September 2006, to $5,391 in the same period of 2007, and increased from $85,853 in the first nine months in 2006, to $86,696 in the same period in 2007, an increase of less than 1%.

         The decrease of marketing expenses during the third quarter of 2007 compared to the same period in 2006 is mainly due to a decrease of expenses related to lead generation activities. For the first nine months of 2007, marketing expenses were at approximately the same level as in the same period of 2006. For that period, the third quarter 2007 decrease in marketing expenses discussed above was offset by increased spending on booth space at a major show in the second quarter of 2007 compared to spending on the booth space in the second quarter of 2006..

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased from $340,173 in the three month period ended September 30, 2006, to $314,618 in the same period of 2007, a decrease of 8%. For the nine month period ended September 30, 2006, R&D expenses amounted to $959,371, which amount increased by $23,655 to $983,626 for the same period in 2007, representing an increase of 2%.

         The main reason for the increase in R&D expense during the three month and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was an increase in R&D employees by one person and part-consumption incurred for the building of product prototypes, which was partially offset by decreased spending on design tools and design consulting charges.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, General and Administration expenses decreased from $1,217,775 in the three month period ended September 30, 2006 to $933,249 in the same period of 2007, a decrease of 23% and increased from $2,455,389 for the nine months ended September 30, 2006, to $2,575,009 in the same period of 2007, an increase of 5%.

         The main reasons for these differences in SG&A expenses for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 follows:

     o Finder's fees related to financing activities decreased from $465,000 in the nine month period ended September 30, 2006 to $306,000 for the same period of 2007. Finder's fees decreased from $465,000 for the three month period ended September 30, 2006 to $210,000 for the same period of 2007. These decreases result from a decrease in funding activity during the three and nine months ended September 30, 2007 as compared to the same periods of 2006.

     o Recruitment expenses decreased from $149,000 in the nine months ended September 30, 2006 to $56,000 for the same period of 2007 and from $55,000 for the three months ended September 30, 2006 to zero dollars in the same period of 2007. These decreases resulted from a reduced use of recruiters in 2007.

     o Expenses incurred for business development in Europe and Asia and the USA increased from $68,000 for the nine months ended September 30, 2007 to $112,000 for the nine months ended September 30, 2007. The main reason for this increase is that in 2006 we did not incur significant business development expenses until June 2006 whereas in 2007 we have focused resources toward business development throughout the entire nine months ended September 30, 2007. For the three month periods ended September 30, 2006 and September 30, 2007, these expenses increased from $4,000 to $26,000, respectively. This increase was due to the fact that the level of consulting activity for the three month period ended September 30, 2007 was substantially higher than the activity level in the same period of 2006.

     o Legal expenses for the first nine months of 2007 as compared to the same period in 2006 increased by $83,900, due to patent application activities. For the three month periods ended September 30, 2006 and 2007 these expenses decreased from $244,000 to $214,000, respectively. This decrease was due to the fact the documents and agreements entered into in connection with our third quarter 2007 convertible note financing were largely based on agreements drafted for our 2006 financing activities, resulting in reduced costs for legal drafting and negotiation of the third quarter 2007 documents and agreements.

     o Audit expenses increased from $21,340 in the nine month period ended September 30, 2006 to $118.975 for the same period of 2007. Audit expenses increased from $1,000 for the three month period ended September 30, 2006 to $81,000 for the same period of 2007. These increases were due to higher audit fees charged by our newly appointed auditors for an audit review regarding the period between April 2007 and June 2007, which included a review of the Company's debt structure.

     o Investment relation expenses increased substantially from $265,577 in the nine month period ended September 30, 2007 compared to $77,602 in the same period of 2006 because of a $166,500 charge during the second quarter of 2007 in connection with the cost of warrants issued to a company providing investment relations-related services. We did not incur such charges in the third quarters of 2006 or 2007.

     o Depreciation expenses decreased from $243,505 in the nine month period ended September 30, 2006 to $155,635 for the same period of 2007. Depreciation expenses decreased from $80,200 for the three month period ended September 30, 2006 to $37,300 for the same period of 2007. These decreases are due to the fact that certain capital equipment is now fully depreciated.

     o For the three and nine months ended September 30, 2007, inventory variances decreased by $99,745 and $117,957, respectively, compared to the same periods in 2006. These decreases were caused by the reduction of write-offs of non-recurring engineering charges.

OTHER INCOME/LOSSES

         Other expense decreased substantially from a loss of $2,613,262 in the third quarter of 2006 to a gain of $11,034,007 in the third quarter of 2007 and increased substantially from a loss of $2,673,360 during the first nine months of 2006 to a loss of $25,298,520 during the first nine months of 2007. The primary reason for the increase in other expense during the nine months ended September 30, 2007 is non-cash charges in the aggregate amount of $36,199,098 that we recorded with respect to the restructuring of the July 31, 2006 financing transaction during the first quarter of 2007, and the January 2007 financing transaction. The primary reason for the decrease in other expense during the third quarter of 2007 as compared to the same period in 2006 is that we recognized a substantial gain related to the change in the fair value of the conversion features embedded in our senior convertible notes at September 30, 2007.

     o We are required by EITF 96-19 to record the extinguishment of the July 31, 2006 senior convertible notes as valued at January 18, 2007 resulting in a gain of $11,571,860.

     o With respect to all three of our senior convertible note financing transactions that took place between July 2007 and August 2007, as prescribed by SFAS No. 133 and EITF 00-19, we are required to account for the warrants and the embedded conversion feature associated with the transactions as liabilities at their respective estimated fair values. Starting in the third quarter we also include the impact of the valuation of M-1 and M-2 Warrants.We are also required to adjust the estimated fair values of these liabilities at each period-end, with the resultant gain or loss recorded against earnings, and such amounts aggregated to a $4,012,507 loss for the nine months ended September 30, 2007. For the three months period ended September 30, 2007, the price of the Company's common stock decreased by $0.29 from $1.38 per share at June 30, 2007 to $1.09 per share at September 30, 2007. This decrease resulted in a remeasurement gain for the third quarter of 2007 of $19,127,702. The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. In connection with our three separate senior convertible note financing transactions, we have expensed the excess value of the debt discount over the proceeds of the notes for a total amount of $23,572,434.

     o The total net discount cost associated with our senior convertible notes amounted to $12,304,909 and is amortized over the lifetime of the respective notes. The total charge for the nine months ended September 30, 2007 amounts to $5,338,804 and the charge in the third quarter of 2007 amounted to $2,606,882. In the three and nine months ended September 30 2006 we incurred $160,935 and $160,935, respectively in discount cost amortization expense.

     o In connection with the restructuring of the July 31, 2006 financing, we agreed to increase the principal amount of the senior convertible notes by $2,204,909 and recorded this increase of principal after deduction of interest for a total restructuring amount of $2,089,284 as a cost of financing our senior convertible notes in January 2007.

          Interest expense increased from $124,298 in the third quarter of 2006 to $247,587 in the same period of 2007, an increase of $123,289 and from $184,396 in the first nine months of 2006 to $685,528 in the same period of 2007, an increase of $501,132. These increases are attributable to our interest bearing note payables, which have increased from $1,214,290 at December 31, 2006 to $9,401,282 at September 30, 2007.

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

         For the year ended 2006 (as restated) we sustained net losses of $19,078,578 respectively. Since our inception, including the nine months ended September 30, 2007, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of September 30, 2007, we had a deficit in working capital of $39,354,308. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. However, we anticipate that additional capital must be raised to fund operations beyond early 2008 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

                         Notes:                        2,909,636
                         N Warrants:                   2,909,636
                         O Warrants:                   1,891,263
                         P Warrants:                   1,246,987
                         ---------------------------------------------
                         Total:                        8,957,522

In addition, the Company previously entered into private placement transactions with these same investors in July 2006 and January 2007 as described under the caption "July 2006 Senior Convertible Note Financing" above.

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

The Company has agreed to register the shares of common stock underlying the Secured Notes, N Warrants, O Warrants and P Warrants. If the Company fails to meet the filing or effectiveness requirements, subject to certain grace periods, the Company may be required to pay liquidated damages of $70,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by the Company for failure to meet the filing and effectiveness requirements are capped at $437,500.

The foregoing raises during fiscal year ended December 31, 2006 and during the first and third quarters of 2007 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products and generate a certain level of interest in the marketplace. In addition, we anticipate that additional capital must be raised later in early 2008 to fund our operating requirements. There can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

ITEM 3A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control Over Financial Reporting

         In connection with our evaluation of disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our financial reporting controls and procedures at that time were not effective and failed to prevent and detect material error. On August 14, 2007, our management concluded that our financial statements for the quarters ended March 31, 2007 and September 30, 2006 and the year ended December 31, 2006 should no longer be relied upon because of an error in our interpretation of accounting treatment for derivatives issued in the private placement transactions in July 2006 and January 2007 described elsewhere in this quarterly report on Form 10-QSB. The error related to capitalization of deferred finance costs relating to beneficial conversion features of the notes and attached warrants that we later determined should have been expensed. Our Chief Executive Officer and Chief Financial Officer determined that the error in interpretation signified a material weakness in our ability to identify and interpret the accounting rules regarding financings that involve derivatives.

         To remediate this weakness, we engaged a consulting firm with expertise in accounting for financings that involve derivatives. As a result of our work with the consulting firm, we have changed our internal control over financial reporting to increase our focus on GAAP guidance as it relates to derivative accounting. We believe that our consultations with the consulting firm followed by increased focus on available GAAP guidance as it relates to derivative accounting has resolved the material weakness described above. Other than engaging the consulting firm and our increased attention to GAAP guidance as it relates to derivative accounting, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         We have recently started the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This process will be resource and time consuming, and will require significant attention of management. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with Section 404. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issues of Unregistered Securities

During the third quarter ended September 30, 2007, we issued 60,000 shares of common stock resulting from the exercise of outstanding warrants.

The above transactions were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as these transactions did not involving a public offering. This exemption was claimed on the basis that the transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the third quarter ended September 30, 2007.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

      EXHIBIT
      NUMBER                           DESCRIPTION
      ------                           -----------

       10.1 Securities Purchase Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007)

       10.2 Registration Rights Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2, 2007)

       10.3 Form of Senior Secured Convertible Note issued August 1, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed August 2, 2007)

       10.4 Form of Series N, Series O and Series P Warrants issued August 1, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed August 2, 2007)

       31.1x Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2x Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1x  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                             RAPTOR NETWORKS TECHNOLOGY, INC.


         Date:  November 14, 2007            By:  /s/ THOMAS M. WITTENSCHLAEGER
                                                  ------------------------------
                                                  Thomas M. Wittenschlaeger,
                                                  Chief Executive Officer
                                                  (principal executive officer)


         Date:  November 14, 2007            By:  /s/ BOB VAN LEYEN
                                                  ------------------------------
                                                  Bob van Leyen,
                                                  Chief Financial Officer and
                                                  Secretary
                                                  (principal financial and
                                                  accounting officer)

            EXHIBITS ATTACHED TO THIS QUARTERLY REPORT ON FORM 10-QSB


   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------

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