Form 10KSB
period 2007-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2008-03-31
CIK 1163300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-KSB

                                     -------

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER: 000-51443

                                     -------

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

                                     -------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                                     -------

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. [ ]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes [ ] No [X]

      Issuer's revenues for its most recent fiscal year were $1,035,108.

      The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing sale price (as reported by Pink Sheets, LLC) of $0.88 per share as of March 27, 2008 was $57,237,289. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,042,374 shares of Common Stock, $0.001 par value, as of March 27, 2008.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.      Business..........................................................2
Item 2.      Properties.......................................................20
Item 3.      Legal Proceedings................................................20
Item 4.      Submission of Matters to a Vote of Security Holders..............20

                                 PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities.............21
Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................22
Item 7.      Financial Statements.............................................32
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................32
Item 8A(T).  Controls and Procedures..........................................33
Item 8B.     Other Information................................................34

                                PART III

Item 9.      Directors and Executive Officers of the Registrant...............35
Item 10.     Executive Compensation...........................................37
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.......................42
Item 12.     Certain Relationships and Related Transactions...................44
Item 13.     Exhibits.........................................................44
Item 14.     Principal Accountant Fees and Services...........................46
Signatures....................................................................47
Index to Financial Statements                                                F-1
Index to Exhibits

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

      We believe the unique features of our products can best be summarized as follows:

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

OUR STRATEGY

      Our answer to the cost barrier to the adoption of high-bandwidth (full 10 Gigabit) networking is the introduction of next-generation networking products that are fundamentally less complex, more architecturally flexible, compatible with legacy products, and faster than traditional chassis-based alternatives. We believe that being in a position to offer customers a low cost-of-entry network alternative will ultimately allow us to achieve success in the network switch market.

      The core philosophy underlying our technological approach is to strive to do at Layer 2 (the Data Link Layer) in hardware what traditional network switch architectures require Layer 3 protocols (the Network Layer) in software to achieve. Our "distributed switch fabric" approach provides a means to achieve seamless and coherent peer-to-peer communication between physically separated switches at Layer 2. The result is, effectively, a single network switch consisting of a cluster of standalone, high-performance blades physically separated from one another by currently up to 120 kilometers per hop (in line with what optics technology allows; distance can be increased using lighted fiber). This flexibility permits the use of unique network topologies that allow for highly-robust, super-redundant networks to be designed and implemented that provide data transport at wire-speed (the maximum speed at which the equipment is built to operate) with the versatility to run the new latency-sensitive data applications (such as VoIP or streaming video) at a cost-effective price without sacrificing quality.

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

      Our proprietary Raptor Adaptive Switch Technology ("RAST") provides an innovative new way to connect local and wide area networks, allowing users new options in the way they design their distribution networks. Simply stated, RAST allows discrete network elements, separated in distance by more than 1,000 kilometers, to "bind" into a common "virtual switch," providing for ultra-fast Layer 2 transport across those distances. Compatible with existing open standards legacy products, RAST allows customers to add significant capability to converge voice, video, and all data types on to their existing network without the need for expensive, end-to-end upgrades. RAST also allows highly resilient networks to be created at lower costs, both in terms of initial capital expenditure and ongoing operating costs, than traditional legacy chassis-based systems. Because RAST allows virtually any network size and topology to be engineered from our common "building block" switches, the cost of adoption, as well as the cost of support, is minimized.

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

      We have filed patents with respect to both distributed fabric over long range distances and for certain security features of our products. We believe the combination of these pending patents gives us a strong competitive advantage because of the added level of security these technologies provide to our products. Users increasingly require high security for their distributed networks and Raptor products provide additional security because of both the patented distributed fabric technology and the additional security features now submitted for a patent

      Although our sales to date have been minimal in 2006 and 2007, we entered into contracts with large systems integrators, including government contractors, which we believe may add significantly to our distribution structure. Important milestones for us in 2007 were the certification of our product by a government-approved test lab in April 2007, opening the government market for our products. Other important milestones for us were the first-time sales of our product to one of the leading cable providing companies in the United States and the first sale of our product in connection with a storage application that provides storage of large data warehouses in servers located in geographically-remote locations. In addition, we continue to focus our sales efforts on those business segments where we have had sales in prior years - namely education, internet media and financial institutions. We also continue to pursue OEM business, private labeling and licensing opportunities. Taking into account the price and performance value of our technologies and the increased acceptance of our core technology in the networking world, we believe the before-mentioned opportunities may be a potential source of revenues in the future. It should be noted that our efforts to get into the OEM, private labeling and licensing business has not yet resulted in any final contracts and there can be no assurance that we will generate revenues from these activities.

OUR PRODUCTS

      Our flagship product is a core switch, the Ether-Raptor-1010 ("ER-1010), which is a combination 10Gb/GbE switch. In line with what we believe to be current market requirements, we cancelled the introduction of another core switch, the Ether-Raptor-1808. We started development of an advanced version of the ER-1010, the ER-1010E and this product became available for shipment in late March 2008. We also offer a pure edge switch, the Ovi-Raptor-1048 ("OR-1048") and three types of NIC cards. All our switches are based upon a common family of merchant silicon and embedded software.

      ER-1010/ER-1010E
      ----------------

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

      The ER-1010E enhances the ER-1010 performance substantially. The CPU speed which was 300 Mhz in the ER-1010 is now 1Gh in the ER-1010E resulting in lower latency and higher performance, including stacking capabilities. In addition, memory has been increased by 400% and functionality of the system's user interface has been substantially improved. We will also plan to offer an ER-1010E version with dual redundant power supply capabilities.

      OR-1048
      -------

      The OR-1048 is a 48-port 1GbE edge switch with the option for two 10GbE uplinks and four optional 1GbE fiber ports. The OR-1048's standard features include comprehensive management functions and Web management.

      Network Interface Cards (NICs)
      ------------------------------

      Raptor provides three types of NIC cards providing users with 2, 4, or 6 1Gigabit Ethernet ports for hooking up personal computers and servers to the network through Ethernet switches.

MARKET TRENDS AND OUR RESPONSE

      We believe that the Ethernet switching and routing market is poised for growth. Based on recent research issued by the firm Infonetics Research, the Ethernet switch market surged in 2007 to $17 billion in worldwide revenues - a 9% jump from the 2006. Researchers have forecasted that global Ethernet switch market sales will grow to $18.3 billion in 2010. Infonetics Research has further reported that increased shipments of Layer 3 Ethernet switch products, driven by strong 1G and 10G port shipments, jumped 35% worldwide during 2007.

      We see two business drivers that are pacing the growth and viability of any network switching company in today's marketplace: (1) the presence of a leader in the industry who commands in excess of 66% market share, and (2) the market entry of low cost replicas of the market leader's products, largely from Far East competitors. We believe that the key to success for any network switching company is to successfully compete with the market leader in the developed world, while addressing the availability of low cost replica products in the developing world.

      We believe our solution is unique with respect to both of these challenges. Our patent-pending distributed network switch architecture is significantly less expensive and more efficient than the products offered by our competitors, which allows us to compete with the industry leader on performance, while simultaneously competing with the low cost replicas products on price. Given the advantages of our products, we believe that the most significant impediment to our success is developing brand awareness and acceptance of the quality and technological features of our products. For this reason, we have pursued and continue to pursue OEM partnerships with companies having well established channels to market competitively undifferentiated networking products. To date we were not able to generate this type of business.

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

      Internet Protocol version 6 ("IPv6") is a standard providing a much larger global address space than its predecessor IPv4. Interest in and adoption of IPv6 is gaining momentum in international markets, and the U.S. Federal Government has made IPv6 a requirement for its upcoming procurements in the next several years. However, we believe the widespread adoption of IPv6 in the U.S. commercial sector is likely to take several years. Given that our primary focus is to offer products with ultra-high speed transport, while we are currently capable of implementing full IPv6 software in our products, we have elected not to do so at this time because it would result in slower network transport performance. Instead, our products are configured as protocol agnostic transport pipes operating at wire speed that seamlessly pass IPv6 traffic. At such time as IPv6 functionality is fully implemented in hardware rather than in software, we intend to design, develop and offer fully compliant IPv6 switch products that operate at wire-speed. Taking into account the increased demand for IPv6 functionality we plan to accelerate availability of this functionality in our "hardware" product.

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

RESEARCH AND DEVELOPMENT

      We spent $1,336,518 and $1,356,326 in 2006 and 2007, respectively, on research and development.

      We commenced our transition into the data network switching industry in October 2003. From October 2003 until early 2005, we worked to develop our first flagship product, the ER-1010. By the end of the third quarter of 2004, our design team had finalized the design work on a fiber based RAST card. This card enables all of our network switching systems employed in a network connected through fiber to work as one "virtual chassis" system, even if such systems are located up to 120 kilometers apart. In September and October 2004, we developed a 10-Giga-fiber card, which enables our systems to communicate with other brands of network switches.

      During 2005, our research and development resources were mainly focused on adding features to the ER-1010, such as Data Management Software (software enabling analysis of data flows handled by the ER-1010) and other enriching functions. Throughout 2005, substantial testing of the ER-1010 was carried out internally for the purpose of ensuring that product features worked as expected and extensive external testing was conducted to validate the quality of our products. In the fourth quarter of 2005, certain parts of the ER-1010 were upgraded, including the replacement of certain cables to reduce manufacturing costs, and an upgrade to a more powerful processor. We also made significant progress in 2005 debugging software included in the ER-1010, resulting in substantial improvement of the ER-1010's performance in terms of reduced failover time, increased stacking possibilities, and smooth running of jumbo frames.

      During 2006, our research and development team completed various enhancements to the ER-1010, resulting in an improvement of the control plane and increasing memory and processing power. We also began work on upgrading the existing ER-1010 to a more powerful product. During the second half of 2006, we continued testing various applications that may better position our products for various markets. We also began testing our products with a government approved test organization.

      In 2007, we successfully finished testing of our product with a U.S. Federal Government-approved test organization. The research and development team spent considerable time on developing the ER-1010E, an enhanced version of the ER-1010 as described above under the caption "Our Products." In addition, we developed a redundant power supply version of the ER-1010E and designed various new boards, which improved the stability of the ER-1010 and ER-1010E and suitability of our core system for the data storage market. Our software development group upgraded our software to include additional protocols addressing customer-reported issues.

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

      In 2008, we finished the development of the ER-1010E, including the redundant power supply version. We also expect to start development on a number of new products, addressing the needs of those markets where we have been successful in 2007, such as the cable industry and government sector. Features considered for development are IPv6, MPLS and various security-related enhancements.

SALES AND MARKETING

      We market and sell our products to customers through a combination of direct sales to end users and sales through resellers. Our sales offices are located at our principal headquarters in Santa Ana, California and we have sales employees in California, Maryland and Virginia. In addition, we have finder's fee and consulting agreements in place with a number of independent third parties to facilitate the sale of our products on a global basis.

      We anticipate that original equipment manufacturers (OEMs) may eventually constitute another important sales channel. Potential OEMs may include our product in their offerings to end users and system integrators. While we are currently pursuing multiple OEM relationships, at this time none have been secured and there can be no assurance that we will succeed in securing such relationships.

COMPETITION

      We believe the key competitive factors in today's network switching market are, in order of priority: price, speed, capacity, brand recognition and interoperability (compatibility with legacy products). We intend to become competitive by offering products that offer architectural performance, resiliency and power efficiency advantages at a price that cannot be matched by today's centrally-architected legacy networks alternatives. We seek to gain and expand a market presence through aggressive marketing and sales efforts. However, our market continues to evolve and we may not be able to compete successfully against current and future competitors.

      We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products. We also compete with, among others, Extreme Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, Juniper Networks and Alcatel. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts.

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

      All of our manufacturing activities have been outsourced to Express Manufacturing Inc. ("EMI"), a subcontractor located in the same vicinity as our principal headquarters. EMI's manufacturing activities for us consist of printed circuit board assembly and, final assembly of our products. All of our inventory is stored at our principal headquarters and we supply it to EMI as needed to meet our orders. We currently conduct final systems testing at our principal headquarters, but we anticipate that this responsibility will be transferred to EMI sometime during 2008.

      We utilize high quality providers of merchant silicon, embedded software, production circuit boards, and loss-free interconnects to craft our switch products. No extraordinary investments in custom ASICs, software or infrastructure was required to engineer our family of products. In furtherance of our dedication to cost consciousness, in August 2004 we relocated our operations to a Federal Empowerment Zone and local enterprise zone, directly between EMI, our contract manufacturer, and Broadcom, our merchant silicon provider, in order minimize facility costs and speed the design-to-production transition of new silicon switching innovations.

EMPLOYEES

      As of March 27, 2008 we had 23 full-time employees. None of our employees are a party to any collective bargaining agreements with us. We consider our relations with our employees to be good.

PATENTS, TRADEMARKS, AND LICENSING AGREEMENTS

      We have seven U.S. patent applications pending, one allowed, two foreign applications pending, and eight additional U.S. provisional applications pending with broad claim sets covering numerous aspects of our Ethernet Distributed Switch Fabrics. Due to delays at the patent office, the latest application was filed using the new accelerated examination procedure. The foreign applications pending are in Europe (EPO) and Japan.

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

      Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2007. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

OUR SUBSTANTIAL ACCUMULATED DEFICIT, LIMITED WORKING CAPITAL AND EXPECTATION OF FUTURE LOSSES MAY REQUIRE THAT WE OBTAIN ADDITIONAL FINANCING TO CONTINUE OPERATIONS, WHICH WE MAY NOT BE ABLE TO SECURE ON ACCEPTABLE TERMS, IF AT ALL.

      We are an early stage company and have had no significant revenues from operations to date. As of December 31, 2007, we had an accumulated deficit of $70,198,322. We have operated at a loss since our inception and expect to continue to experience losses from our operations for the foreseeable future. Our net losses for fiscal 2007 and 2006 were $9,509,247 and $19,078,578 respectively. We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future. Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.

      Historically, we have relied upon cash from equity and debt financing activities to fund nearly all of the cash requirements of our operating activities. We anticipate that the proceeds from our July 2007 senior secured convertible note financing will be sufficient to support our operations into April 2008. We are currently in final discussions on an additional financing which we believe would support our operations into the fourth quarter of 2008. Although the Company believes that the outcome of these discussions will result in additional financing, there can be no assurances we will complete such financing. and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. In addition, the terms of our 2006, 2007 senior convertible note financings subject us to financial and other covenants that significantly restrict our flexibility to conduct future securities offerings and incur debt. Should we be unable to raise additional capital, our investors could lose their entire investment. Moreover, in the event we raise additional funds through the sale of shares of our common stock or other interests in us, our investors may experience significant dilution of their equity invested in us.

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

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY ADVERSELY IMPACT OUR OPERATIONS.

      We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. In addition, the terms of our 2006 and 2007 senior convertible note financings subject us to certain covenants that prohibit us from borrowing additional funds unless certain conditions are satisfied, including, but not limited to, the closing price of our common stock being greater than $1.00 per share for 40 consecutive trading days or the aggregate dollar trading volume of our common stock being greater than $200,000 per day for 40 consecutive trading days.

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, AND OUR LEVEL OF INDEBTEDNESS MAY INCREASE.

      As of March 27, 2008, the principal amount of our total indebtedness was $9,597,434. Our level of indebtedness affects our operations in several ways, including the following:

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

IF WE DEFAULT ON OUR SENIOR SECURED CONVERTIBLE NOTES, WE COULD LOSE ALL OF OUR ASSETS.

      Pursuant to the July 2007 senior secured convertible note financings, we granted the investors a security interest in all of our assets. If we default on our obligations relating to those notes, the investors could foreclose on all of our assets, both tangible and intangible, leaving us with no assets.

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

OUR MARKETING EFFORTS HAVE YIELDED MINIMAL REVENUES AND THERE CAN BE NO ASSURANCE THAT OUR FUTURE MARKETING EFFORTS WILL LEAD TO SALES OF OUR PRODUCTS.

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

      We acquire components through purchase orders and have no long-term commitments regarding supply or pricing from these suppliers. We depend on anticipated product orders to determine our material requirements. If orders for our products do not match forecasts, or if we do not manage inventory effectively, we may have either excess or insufficient inventory of materials and components, which could negatively affect our operating results and financial condition.

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

      The network industry has experienced an erosion of the average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological advancements. Our competitors have and will likely continue to lower sales prices from time to time in order to gain market share or create more demand. We may have to reduce the sales prices of our products in response to such intense pricing competition, which could cause our gross margins to decline and may adversely affect our business, operating results or financial condition. Our gross margins could also be adversely affected if we are unable to reduce manufacturing costs and effectively manage our inventory levels or by fluctuations in manufacturing volumes, component costs, the mix of products sold and the mix of distribution channels through which our products are sold.

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

CHANGES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS, REVENUE AND RESULTS OF OPERATIONS.

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

CHANGES IN ACCOUNTING POLICIES REGARDING THE TREATMENT OF EMPLOYEE STOCK OPTIONS WILL ADVERSELY AFFECT OUR EARNINGS.

      Stock options have from time to time been a component of the compensation packages for many of our employees. Beginning January 1, 2006, we were (pursuant to SEC rules) required to change our accounting policy to record the value of stock options issued to employees as an expense and a charge against earnings. This required change in our accounting policy will adversely affect our earnings. For the year ended December 31, 2007, we recognized $360,058 in share-based compensation costs and had total unrecognized share-based compensation cost related to unvested stock options of approximately $119,817 as of December 31, 2007.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

      The market prices of securities of technology-based companies (such as us) currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2007, the high and low closing sale prices of a share of our common stock were $2.22 and $0.60, respectively. On March 27, 2008, the last reported sale price of a share of our common stock was $0.88. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

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

      We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 27, 2008, we had outstanding 65,042,374 shares of common stock, of which approximately 11,723,105 shares were restricted under the Securities Act of 1933, as amended (the "Securities Act"). As of March 27, 2008, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 56,208,681 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

      As part of our 2006 and 2007 senior convertible note financings, we issued a significant additional amount of convertible notes and warrants, the exercise or conversion of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of our senior convertible notes is subject to market-price protection that will cause the conversion price of our senior convertible notes to be reduced in the event of a downward fluctuation in the market price of our common stock. In addition, the initial conversion price of our senior convertible notes and the initial exercise price of a majority of our warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our senior convertible notes or exercise price of our warrants. Consequently, the voting power and value of your investment in each such event would decline if our senior convertible notes or warrants are converted or exercised for shares of our common stock at the new lower price as a result of such declining market-price or sales of our securities are made below the conversion price of the notes and/or the exercise price of the warrants.

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

      The agreements we entered into in connection with our 2006 and 2007 senior convertible note financings require us to, among other things, register for resale the shares of common stock issued or issuable under our senior convertible notes and the warrants issued by us in connection with those notes, and maintain the effectiveness of the registration for an extended period of time. We will be required to file a number of registration statements to ensure that all shares to be issued in connection with the 2006 and 2007 senior convertible note financings will be registered. If we are unable to have any one of these registration statements declared effective by the SEC, or maintain effectiveness of the required registration statements, or to modify our registration obligations, then we may be required to pay liquidated damages in an amount up to approximately $200,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by us for our failure to meet these filing and effectiveness requirements are capped at $1,262,500. The payment of liquidated damages would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows.

      In addition, failure to meet our registration requirements for certain required periods will result in an event of default under the senior convertible notes. Among other things, upon an event of default the convertible note holders are entitled to demand that we immediately pay the entire principal balance of the notes in full, plus a significant cash redemption penalty beyond the full payment of such principal. If one or more of the note holders exercised their redemption rights upon an event of default, it would have a significant negative impact on our financial condition and would likely render us insolvent. In addition, upon an event of default of our 2007 senior secured convertible notes, the holders are entitled to foreclose on all of our assets. If our assets were to be foreclosed upon, we would not be able to operate.

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

ITEM 2.   PROPERTIES

      In August 2004, we relocated into a Federal Empowerment Zone in Santa Ana, California, which reduced our overhead expenses and created a more appropriate facility for our activities. The address of our leased facilities is 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705. Those facilities, consisting of 11,118 square feet, include our executive offices and research and development laboratory. Effective August 1, 2007, we extended our current lease for an additional 24 months. The lease has a scheduled termination date of July 31, 2009. The base rent for the first year of the extended one-year term is $23,348 per month ($2.10 per rentable square foot). On August 1, 2008, the monthly rent will increase to $24,126 ($2.17 per rentable square foot), which will be the monthly rate until termination of the lease on July 31, 2009. Our suite is on the first floor of a two-story multi-unit business complex and is in good condition.

      We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area. We require full compliance by the lessor with applicable state and EPA environmental standards at our facility. We believe that the current facilities are adequate for our expected needs through at least the end of 2009.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our shareholders during the fourth quarter ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our $0.001 par value common stock trades under the symbol "RPTN" on the OTC Bulletin Board. The following table sets forth, for the quarters indicated, the high and low bid information for our common stock as reported by Pink Sheets, LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                Fiscal 2007
                                            ------------------
            Fiscal Quarter Ended:             High       Low
                                            --------   -------
                 December 31                 $1.09      $0.60
                 September 30                $1.41      $0.84
                 June 30                     $2.22      $1.19
                 March 31                    $1.67      $0.71

                                                Fiscal 2006
                                            ------------------
            Fiscal Quarter Ended:             High       Low
                                            --------   -------
                 December 31                 $0.91      $0.27
                 September 30                $0.54      $0.27
                 June 30                     $0.76      $0.42
                 March 31                    $0.83      $0.59

                                                Fiscal 2005
                                            ------------------
            Fiscal Quarter Ended:             High       Low
                                            --------   -------
                 December 31                 $0.85      $0.50
                 September 30                $0.64      $0.43
                 June 30                     $0.73      $0.48
                 March 31                    $0.90      $0.39

      On March 27, 2008 the high and low sale prices for a share of our common stock as reported by Pink Sheets, LLC, were $0.89 and $0.86, respectively.

HOLDERS

      On March 27, 2008, we had 65,042,374 shares of our common stock outstanding held by approximately 421 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or "street" name.

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

SALES OF UNREGISTERED SECURITIES

      We engaged in several private placement offerings of our securities during the fiscal year ended December 31, 2007. All such sales previously have been reported on our Quarterly Reports on Form 10-QSB or on Current Reports on Form 8-K and were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2006 and 2007. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the "Risk Factor" section under Item 1 above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Inventory Valuations
--------------------

      We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. For example, our provision for excess and obsolete inventory has increased from $103,290 at December 31, 2006 to $204,758 at December 31, 2007. This increase of obsolescence was mainly due to the write-off of our ER-1808 inventory parts in the second quarter of 2007, a product whose release was initially postponed, but was cancelled in June 2007.

Accounting Treatment for Derivatives
------------------------------------

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

Paragraph 19 of EITF 00-19 stipulates that in order to qualify for equity treatment the Company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. The total number of shares that the Company could need to settle the current contract could exceed the level of authorized shares available for issuance and this would result in a situation where the Company does not control settlement of shares. Consequently, the embedded conversion feature is classified as a liability under EITF 00-19 and therefore does not qualify for paragraph 11 scope exception in SFAS 133. As a result the embedded conversion feature will be accounted for as a derivative at fair value, with changes in fair value recorded in earnings. Based on before mentioned criteria we classified the conversion feature as a liability on our balance sheet measured at fair value using the Black-Scholes option pricing model.

WARRANTS

The warrants that were issued as part of our 2006 and 2007 financings represent freestanding instruments. We analyzed these warrants as to their characteristics similarly to our analysis of the embedded conversion feature discussion above. Based on the conclusions we reached while evaluating the embedded conversion feature we determined that the warrants (1) are derivatives as per the definitions of paragraphs 6-9 of SFAS 133 and (2) will be accounted for as a liability based on paragraph 19 of EITF 00-19. As such, the warrants are classified as a liability and are measured at fair value, with changes in fair value reported in earnings.

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

Stock-Based Compensation Expense
--------------------------------

         On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation cost for all stock-based payment awards made to employees and directors based on estimated fair values. We have elected to use the modified prospective transition method for adopting SFAS No. 123(R), which requires the recognition of stock-based compensation cost on a prospective basis. Our Consolidated Statement of Operations as for the year ended December 31, 2007 on page F-5 of this Report reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Statement of Operations for periods prior to January 1, 2006 have not been restated to reflect, and do not take into account, the impact of SFAS No. 123(R). As of December 31, 2007, there was $119,817 of total unrecognized compensation cost related to all of our outstanding non-vested stock-based payment awards. This total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The additional stock-based compensation expense for any new stock-based payment awards granted after December 31, 2007 cannot be predicted at this time because calculation of that expense depends upon, among other factors, the amount of stock-based payment awards granted by us in the future.

Deferred Assets
---------------
In 2004, we paid $260,000 to a supplier for a software platform related to our ER-1010 product. This software platform license fee is being amortized and charged to cost of sales over the projected number of systems expected to be sold using the platform. As of December 31, 2007 a total amount of $33,310 in amortization expense has been included in cost of sales.

In the fourth quarter of 2007 we revised our estimate for the projected number of systems expected to be sold utilizing the current capitalized software. The estimated number of units to be sold utilizing this software was changed from 1,000 units through the end of 2006 to 500 units beginning in 2007. The revised estimate is thought to provide a better estimate of amortization expense with sales. The effect of the change in estimate was to decrease our 2007 net income by $10,944.

SELECTED FINANCIAL DATA

      The following table sets forth selected financial data regarding our financial position and operating results. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.

       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007,
         COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006 (IN THOUSANDS)

                                              December 31,      December 31,
                                                  2007              2006
                                              ------------      ------------
Net Sales                                     $      1,035      $        849
Cost of Sales                                          385               320
                                              ------------      ------------

Gross Profit                                           650               529

Operating expenses
   Salary expense                                    2,597             2,100
   Marketing expense                                    97               230
   Research and development costs                    1,356             1,336
   Selling, general and administrative               2,999             2,975
                                              ------------      ------------
Total operating expenses                             7,049             6,641

  Net Other Income (loss)                           (3,110)          (12,967)

Loss before Income tax provision                    (9,509)          (19,079)
  Income tax provision                                   -                 -
                                              ------------      ------------
Net loss                                      $     (9,509)     $    (19,079)
                                              ============      ============

NET SALES

      For the fiscal years ended December 31, 2006 and December 31, 2007, we realized revenues of $849,285 and $1,035,108 respectively. This $185,823 increase (an increase of 22%) in revenues between 2006 and 2007 resulted primarily from the first significant sales of our products to a division of the U.S. federal government in the third quarter of 2007.

      In 2007, we sold 38 ER-1010 core switch units and 25 OR-1048 edge switch units versus the sale of 30 ER-1010 units and 23 OR-1048 units in 2006.

      From a strategic point of view, we believe the most important sales realized during 2007 were the sales to a division of the federal government in the third quarter and the sale to one of the leading cable service providing companies in the fourth quarter. Within the year 2007, our third quarter was the strongest quarter with revenues totaling $431,336. Revenues for the other 2007 quarters amounted to $162,771, $237,857 and $203,144 for the first, second and fourth quarters respectively. The decrease of revenues in the fourth quarter of 2007 compared to the third quarter of 2007 is mainly due to the relatively large order received in the third quarter from the federal government. Another important reason for the lower fourth quarter level of revenues is the fact that in March-July 2007, we re-organized our entire sales team. Taking into account selling cycles which amount to some 6-9 months, the positive impact on revenues from this reorganization can be expected to occur in early to mid 2008.

      In 2006, we realized that our products have attractive features for government networks. Such features are price, security, resiliency and speed. Agreements that were signed in 2006 and 2007 with large systems integrators who provide products and services to the government sector along with the fact that one of our products was certified by a government test organization in 2007, helped result in our first significant order with a division of the federal government in the third quarter. As a result of this sale and our other 2007 sales efforts directed at the government sector, we believe that we have made significant progress toward establishing ourselves as an on-going supplier of products and services to the federal government.

      During 2007, we also made progress in introducing our products to cable service providers. Our ER-1010 is an attractive network product for the cable industry which needs low-latency switches for video streaming. Evaluation units were placed in various leading cable companies and a first order was received in the fourth quarter of 2007. We expect that cable service providers, together with the government customers as described above will be an important contributor towards growth in the foreseeable future.

      With respect to industry verticals other than government and cable, we noticed that during 2007 selling cycles shortened. We expect that with the new selling team getting on speed, we will see higher growth rates in these verticals in 2008 and beyond. The most important examples of these verticals are manufacturing services, banking, call centers, entertainment and education.

GROSS MARGIN

      Our gross margin was $529,212 and $649,997 in 2006 and 2007, respectively, representing an increase of $120,785 or 23% in line with the increase of revenues during the same period of approximately 22%.

OPERATING EXPENSES

      Total operating expenses were approximately $6,641,096 and $7,048,741 in 2006 and 2007, respectively, representing an increase of $407,645 or 6%. This increase was mainly due to an increase of salaries partially offset by a decrease of marketing expenses.

      The following descriptions detail our total operating expenses by expense category.

SALARY EXPENSE

      Total salary expenses (excluding R&D related salaries which are captured under "Research and "development costs") increased from $2,099,946 in 2006 to $2,596,537 in 2007, an increase of $496,591 or 24%. The main reason for this increase was the increased charges booked for expensing stock options in 2007 as compared to 2006. The total increase in this respect amounted to approximately $200,000 and was mainly caused by the fact that our actual employee turnover was less than forecasted resulting in a higher expense charge for stock options. Another reason for the increase in salary expense was increased health premiums, which increased by approximately $90,000 in 2007 over 2006. The remaining increase in salary expenses in 2007 over 2006 amounted to approximately $200,000, and was caused by salary increases, bonus payments and an average headcount increase over the year by one person.

MARKETING EXPENSES

      Marketing expenses decreased from $229,381 in 2006 to $97,237 in 2007, a decrease of $132,144 or 58%. The main reason for this decrease was that in 2006 we engaged in a marketing campaign through a third party in connection with lead generation. In 2007, we did not engage any third parties for these activities.

RESEARCH AND DEVELOPMENT

      We spent $1,336,518 and $1,356,326 on research and development (R&D) in 2006 and 2007, respectively, an increase of $19,808 or 1%. This increase was due in part to increases in salaries of $131,000 as a result of a slight R&D headcount increase, increased use of prototypes resulting in an expense increase of $40,000 and an increase of charges in 2007 over 2006 for parts consumption of $52,000. These increases were offset by reduced costs for design tools (down by $160,000) and reduced project charges and costs of obsolescence (down by $80,000).

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative (SG&A) expenses increased from $2,975,251 in 2006 to $2,998,641 in 2007, an increase of $23,390 or 1%. The main increases were: a $39,000 increase of consulting expenses in connection with increased engagement of sales consultants in important verticals such as the government and cable industries; an $87,000 increase of legal expenses, mainly in connection with patent application-related fees and opinion letters required with various financings during 2007; an increase of $151,000 in connection with increased use of contract labor used for business development; issuance of warrants in April 2007 for investment relation services valued at $165,000 (such an expense did not occur in 2006; an increase in expenses for audit and accounting services of $131,000 over 2006, in connection with the engagement of a new audit firm and support required for the analysis of derivative instruments included in our financial statements. These increases were largely offset by decreases of employee recruitment expenses by $92,000; bank charges which decreased by $40,000; a decrease of inventory variances of $206,000; decreased depreciation expenses of $137,000 (a large portion of fixed assets was fully written off in early 2007) and a $159,000 decrease in finder's fees expenses resulting from a lower level of fund raising in 2007 compared to 2006.

OTHER INCOME/(LOSS)

      Other income (loss) improved from a loss in 2006 of $12,966,694 to a loss in 2007 of $3,110,503. The primary reason for the improvement of other income is the decrease of our stock price during most of 2007, which resulted in the recognition of substantial gains related to the change in the fair value of the conversion features embedded in our senior convertible notes at December 31, 2007. In 2006, our stock price increased during the year resulting in substantial re-measurement losses for that period. Additional detail regarding Other Income/Loss follows:

      o We are required by EITF 96-19 to record the extinguishment of the July 31, 2006 senior convertible notes as valued at January 18, 2007, resulting in a gain of $11,571,860.

      o With respect to all three of our senior convertible note financing transactions that took place between July 2007 and August 2007, as prescribed by SFAS No. 133 and EITF 00-19, we are required to account for the warrants and the embedded conversion feature associated with the transactions as liabilities at their respective estimated fair values. In connection with the forced conversion of a portion of the notes which took place in the third quarter of 2007, the main portion of the M-1 and M-2 warrants became due to investors. Therefore, starting in the third quarter of 2007, we included the impact of the valuation of M-1 and M-2 Warrants. We are also required to adjust the estimated fair values of these liabilities at each period-end, with the resultant gain or loss recorded against earnings. For the year 2007, ending December 31, the price of our common stock decreased by $0.27 from $0.94 per share at January 1, 2007 to $0.67 per share at December 31, 2007, resulting in a gain of $18,956,186. In 2006, we charged an amount of $9,080,794 in connection with the adjustment of fair values of these liabilities regarding conversions and warrants. The warrants and conversion feature are valued using the Black-Scholes option pricing model. We believe that the closing price of our common stock, the estimated life of the financial instrument and the applicable volatility rates are the key assumptions used in the valuation calculation. In connection with our three separate senior convertible note financing transactions, we have expensed the excess value of the debt discount over the proceeds of the notes totaling $12,304,909 for a total amount of $24,557,055. In July 2006, an amount of $2,499,794 representing the excess value of the debt discount over the $5,000,000 in proceeds from the 2006 note was written off.

      o The total net discount cost associated with our senior convertible notes amounted to $12,304,909 and is amortized over the lifetime of the respective notes. The total charge for 2007 amounts to $6,073,699. In 2006, we incurred $1,041,666 in discount cost amortization expense.

      o In connection with the restructuring of the July 31, 2006 financing, we agreed to increase the principal amount of the related senior convertible notes by $2,204,909 and recorded this increase of principal after deduction of interest for a total restructuring amount of $2,089,284 as a cost of financing our senior convertible notes in January 2007.

      o Interest expense increased from $346,049 in 2006 to $941,839 in 2007. The primary reason for this difference is the increased amount of convertible notes which are subject to interest payments on a quarterly basis. In 2006, the convertible notes outstanding in the period of July 30, 2006 to December 31, 2006 amounted to $5,000,000. In 2007, the outstanding amount during the entire year was on an average basis, approximately $9,164,363.

THIRD QUARTER 2007 RESTATEMENT

      On July 30, 2007 we effected a mandatory conversion in the amount of $2,707,475 carrying a corresponding conversion feature, valued at $3,607,648. In our third quarter 2007 statement of operations this amount was recognized as a gain to "other income/loss" whereas this amount should have been accounted for as an increase to "additional paid in capital" (APIC). This restatement was corrected in our fourth quarter of 2007 financial statements. The financial data for the 2007 fiscal year as included in this 10-KSB, therefore, are correct and consistent with our restatement. The adjustments in the fourth quarter of 2007 regarding the third quarter 2007 did not affect the Company's cash position. For further details on this matter, please see explanations under "Third Quarter 2007 Restatement" in footnote 1 on Page F-9 of this 10-KSB

LIQUIDITY AND CAPITAL RESOURCES

      Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006 and 2007. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the "Risk Factor" section under Item 1 of this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

For the year ended December 31, 2006 and 2007 we sustained net losses of $19,078,578 and $9,509,247, respectively. Since our inception, including the period ended December 31, 2007 we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of December 31, 2007, we had a deficit in working capital of $ 14,158,731 of which $12,990,976 relates to the fair value of derivative financial instruments. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. However, we anticipate that additional capital must be raised to fund operations beyond early 2008 and there can be no assurance that sufficient revenues will be generated thereafter to fund our operating requirements. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.




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

July 2007 Senior Secured Convertible Note Financing
---------------------------------------------------

On July 31, 2007, we entered into a securities purchase agreement with three investors for total gross proceeds of $3.5 million, which agreement provides for the issuance on August 1, 2007 of Senior Secured Convertible Notes in the aggregate principal amount of $3.5 million ("Secured Notes"), Series N Warrants, Series O Warrants and Series P Warrants in a private placement transaction. The agreement also requires us to enter into a security agreement granting the investors a first priority perfected security interest in all of our assets and requires our subsidiary to guaranty our obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of our common stock:

                    Notes:                        2,909,636
                    N Warrants:                   2,909,636
                    O Warrants:                   1,891,263
                    P Warrants:                   1,246,987
                    ----------------------------------------------------
                    Total:                        8,957,522

In addition, we previously entered into private placement transactions with these same investors in July 2006 and January 2007 as described under the caption "July 2006 Senior Convertible Note Financing" above.

The Secured Notes carry an interest rate of 9.25% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010. This date may be extended, at the option of the investors, by up to two years. Interest will be payable quarterly, starting October 1, 2007. The Secured Notes are immediately convertible at a conversion price of $1.2029 per share. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the maturity date. Under certain conditions, we may require investors to convert up to either 50% or 100% of the outstanding balances of the Secured Notes at any time shares of our common stock are trading at or above $1.80435 or $2.105075, respectively.

The N Warrants carry a strike price of $1.2029 for each share and are immediately exercisable. The N warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement. The O Warrants also carry a strike price of $1.2029 for each share. The O Warrants will only become exercisable by an investor if we conduct mandatory conversions, and then only to the extent of 65% of the number of shares issued to such investor upon each mandatory conversion. The O Warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement. The P Warrants carry a strike price of $1.2029 for each share and are immediately exercisable. The P Warrants expire on the earlier of the maturity date of the Secured Notes of August 1, 2010, which date may be extended by up to two years at the option of the investors, and the date we have satisfied our payment obligations under the warrant holder's Secured Note.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require us to redeem the Secured Notes at a premium. In addition, at any time on or after August 1, 2010, the investors may accelerate the partial payment of the Secured Notes by requiring that we convert at the lower of the then conversion price or a 7.5% or 10.0% discount to the recent volume weighted average price of our common stock, or at our option, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of our common stock over the prior 20-trading day period.

The conversion price of the Secured Notes and the exercise price of the N Warrants, O Warrants and P Warrants are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if we issue or are deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

The Secured Notes and the N Warrants, O Warrants and P Warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to us, of up to 9.99%).

We have agreed to register the shares of common stock underlying the Secured Notes, N Warrants, O Warrants and P Warrants. If we fail to meet the filing or effectiveness requirements, subject to certain grace periods, we may be required to pay liquidated damages of $70,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by us for failure to meet the filing and effectiveness requirements are capped at $437,500.

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

      The foregoing raises during fiscal years ended December 31, 2006 and 2007 and during the first several weeks of 2007 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products, generate a certain level of interest in the marketplace and support our continuing operations. However, if we do not experience a significant increase in revenues by April 2008, we expect that additional capital will need to be raised to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

Additional Financing
--------------------

      As noted above, we are currently in discussions on an additional financing which we believe would support our operations into the fourth quarter of 2008. Although the Company believes that the outcome of the discussions will result in additional financing, there can be no assurances we will complete such financing.

ITEM 7.   FINANCIAL STATEMENTS

      The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 6, 2007, we notified Comiskey & Company, P.C. ("Comiskey"), the independent registered public accounting firm that was engaged as our principal accountant to audit our consolidated financial statements, that we intended to engage new certifying accountants and thereby were dismissing Comiskey. The reason for the change was to allow us to engage a larger firm with offices in our local area that we believe has greater resources to provide us with the auditing and tax services we require.

      The audit report dated March 17, 2007, except for paragraph 7 of Note 1, which is dated August 14, 2007, of Comiskey on our consolidated financial statements and consolidated financial statement schedules as of and for the years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report contained a separate paragraph stating:

             The accompanying financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has sustained accumulated losses from operations totaling more than $60,700,000 at December 31, 2006. This condition, and the fact that the Company has had no significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company in unable to continue.

      During the years ended December 31, 2006 and 2005 and the subsequent interim period through July 6, 2007, there were no disagreements with Comiskey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Comiskey's satisfaction, would have caused Comiskey to make reference to the subject matter of the disagreement in connection with its report.

      Also on July 6, 2007, we engaged Stonefield Josephson, Inc. ("Stonefield") as our new independent auditors.

      On October 1, 2007, we notified Stonefield Josephson, Inc. ("Stonefield"), the independent registered public accounting firm that was engaged as our principal accountant to audit our consolidated financial statements for the fiscal year ending December 31, 2007, that we intended to engage new certifying accountants and therefore were dismissing Stonefield.

      Our decision to change accountants was approved by our audit committee and board of directors, based on our desire to engage an alternative firm that we believe has similar resources to provide us with the auditing and tax services we require on a basis that we believe is more cost-effective for an entity with our financial profile.

      During the interim period from July 6, 2007 through October 1, 2007, there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Stonefield's satisfaction, would have caused Stonefield to make reference to the subject matter of the disagreement in connection with the report that we would have requested Stonefield to render in the future on our financial statements for the year ending December 31, 2007.

      Also on October 1, 2007, we engaged Mendoza Berger & Company, L.L.P. ("Mendoza") as our new independent auditors. We have not consulted with Mendoza during the two most recent fiscal years and through October 1, 2007 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our consolidated financial statements or as to any disagreement or event as described in Item 304 (a) (1) (iv) of Regulation S-B under the Securities Act of 1933, as amended.

ITEM 8A(T) CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

      Our internal control over financial reporting is supported by written policies and procedures, that:

      (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

      (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

      (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION

      None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is certain information with respect to our directors and executive officers.

NAME                           AGE       POSITION WITH COMPANY
----                           ---       ---------------------
Thomas M. Wittenschlaeger       50       Chief Executive Officer, President,
                                           Director and Chairman of the Board
Bob van Leyen                   64       Chief Financial Officer and Secretary
Ken Bramlett                    48       Director (1) (2) (4)
Larry L. Enterline              55       Director (1) (3)

--------------------
(1) Member of the Audit, Nominating and Governance, and Compensation Committees.
(2) Chairperson of the Nominating and Governance Committee.
(3) Chairperson of the Audit Committee.
(4) Chairperson of the Compensation Committee.

      THOMAS M. WITTENSCHLAEGER, (age 50), is our Chief Executive Officer, President, a director and Chairman of the Board. Mr. Wittenschlaeger has accumulated more than twenty-three years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing. Mr. Wittenschlaeger has recently authored and is pending on 12 Raptor patents related to distributed core transport architectures and processing. Mr. Wittenschlaeger serves on the board of directors of Lantronix, Inc. as Chairman of the Nominating and Governance Committee. Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004.

      LARRY L. ENTERLINE, (age 55), is one of our directors and Chairperson of the Audit Committee. In February 2006, Mr. Enterline was reappointed as the Chief Executive Officer of COMSYS IT Partners, Inc., a leading provider of information technology services, having previously served from December 2000 to September 2004 as the Chief Executive Officer of Venturi Partners, Inc. (the predecessor to COMSYS IT Partners prior to the September 2004 merger between Venturi Partners and COMSYS Holding, Inc.). Mr. Enterline has also served as a director of COMSYS IT Partners since the 2004 merger, previously having served as a director of Venturi Partners from December 2000 to March 2003 and as chairman of the board of Venturi Partners from April 2003 until the date of the merger. From 1989 to November 2000, Mr. Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. Mr. Enterline brings decades of market-defining successes to our Board. Mr. Enterline is also a member of the board of directors of Concurrent Computer Corp. and COMSYS IT Partners, Inc. Mr. Enterline has been one of our directors since October 18, 2004.

      KEN BRAMLETT, (age 48), is one of our directors and Chairperson of the Nominating and Governance Committee and the Compensation Committee. Mr. Bramlett has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., since January 2006. Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005. Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994. From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson, Bradshaw and Hinson, P.A. Mr. Bramlett brings 20 years of experience in corporate law and governance, public and private equity, and mergers and acquisitions to our Board. Mr. Bramlett has been one of our directors since December 2, 2004.

      BOB VAN LEYEN, (age 64), is our Chief Financial Officer and Secretary. Mr. van Leyen has more than twenty-five years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management. From 2002 to 2003, Mr. van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry. From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics. During his twenty-four years of employment, Mr. van Leyen has managed extensive financial operations organizations in Europe, Asia, and the United States, providing financial support to operations. Mr. van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration. Mr. van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

TERM OF OFFICE AND FAMILY RELATIONSHIPS

      All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

BOARD COMMITTEES

      Our Board of Directors currently has an Audit Committee, a Nominating and Governance Committee, and a Compensation Committee. Our Board of Directors has determined that Larry L. Enterline and Ken Bramlett are each "independent" as defined in NASD Marketplace Rule 4200(a)(15) and that Messrs. Enterline and Bramlett meet the applicable NASD listing standards for designation as an "Audit Committee Financial Expert."

      AUDIT COMMITTEE

      The Audit Committee consists of two Board members, Larry L. Enterline, and Ken Bramlett. Mr. Enterline is the chairperson of the Audit Committee. The duties of the Audit Committee include meeting with our independent public accountants to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. The Audit Committee also evaluates the independent public accountants' performance and has sole authority to appoint or replace the independent auditor (subject, if applicable, to shareholder ratification) and to determine whether the independent public accounting firm should be retained for the ensuing fiscal year. In addition, the Audit Committee reviews our internal accounting and financial controls and reporting systems practices. A copy of the Audit Committee's current charter may be found at our website at www.raptor-networks.com.

      NOMINATING AND GOVERNANCE COMMITTEE

      The Nominating and Governance Committee consists of two Board members, Larry L. Enterline and Ken Bramlett. Mr. Bramlett is the chairperson of the Nominating and Governance Committee. The Nominating and Governance Committee identifies and reviews the qualifications of candidate nominees to the Board of Directors. The Nominating and Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting our Secretary in writing, including the candidate's name and qualifications and a statement from the candidate that he or she consents to being named in our proxy statement and will serve as a director if elected. Candidates may also come to the attention of the Nominating and Governance Committee through current board members, professional search firms and other persons. A copy of the Nominating and Governance Committee's current charter may be found at our website at www.raptor-networks.com.

      COMPENSATION COMMITTEE

      The Compensation Committee consists of two Board members, Larry L. Enterline and Ken Bramlett. Mr. Bramlett is the chairperson of the Compensation Committee. The Compensation Committee is responsible for advising the Board of Directors regarding our responsibilities relating to compensation of our executive officers and Board members. The Compensation Committee is also responsible for evaluating and recommending to the Board of Directors our executive compensation plans, policies and programs. A copy of the Compensation Committee's current charter may be found at our website at www.raptor-networks.com.

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

      Based solely upon a review of copies of these reports furnished to us during 2007 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2007 were complied with.

ITEM 10.   EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2006 and 2007.

SUMMARY COMPENSATION TABLE

      The following table provides information concerning the compensation for the years ended December 31, 2006 and 2007 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2007 (collectively, the "named executive officers").


                           SUMMARY COMPENSATION TABLE

                                                                               NON-EQUITY   NONQUALIFIED
                                                                               INCENTIVE      DEFERRED
                                                             STOCK    OPTION      PLAN      COMPENSATION   ALL OTHER
         NAME AND                       SALARY      BONUS    AWARDS   AWARDS  COMPENSATION    EARNINGS    COMPENSATION    TOTAL
    PRINCIPAL POSITION        YEAR        ($)        ($)      ($)     ($)(1)       ($)           ($)          ($)          ($)
---------------------------   ----    ----------  ---------  ------  -------- ------------  ------------  ------------   -------
Thomas M. Wittenschlaeger,    2006    164,375(2)  70,000(3)    --     148,050       --            --        30,613(5)    413,038
  Chief Executive Officer     2007    180,000(2)  10,000(4)    --     162,269       --            --        33,437(6)    385,706
  and President
Bob van Leyen,                2006    134,377(7)  30,000(8)    --      18,750       --            --        17,983(9)    201,110
Chief Financial Officer       2007    150,000(7)  10,000(4)    --       8,403       --            --        22,608(10)   191,011

--------------------

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year specified in the table for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to
      Note 1 of our financial statements and related notes beginning on page F-1 of this Report. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See our "Outstanding Equity Awards at December 31, 2007" table below for more information on options held by the named executive officers.
(2) Effective August 8, 2006, our Compensation Committee approved an increase to Mr. Wittenschlaeger's annual salary from $155,000 to $180,000. Mr. Wittenschlaeger's annual salary had previously been decreased from $195,000 to $155,000 in November 2004 in an effort to reduce our expense run rates.
(3)   Consists of a $70,000 cash performance bonus in August 2006.
(4)   Consists of a $10,000 cash performance bonus in September 2007.
(5) Consists of $23,730 in reimbursement of living expenses for an apartment in Southern California and $6,883 in health and life insurance premiums.
(6) Consists of $24,000 in reimbursement of living expenses for an apartment in Southern California and $9,437 in health and life insurance premiums.
(7) Effective August 8, 2006, our Compensation Committee approved an increase to Mr. van Leyen's annual salary from $125,000 to $150,000. Mr. van Leyen's annual salary had previously been decreased from $190,000 to $125,000 in November 2004 in an effort to reduce our expense run rates.
(8)   Consists of a $30,000 cash performance bonus in August 2006.
(9)   Consists of $17,983 in health and life insurance premiums.
(10)  Consists of $22,608 in health and life insurance premiums.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

      The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2007.

                 OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

                                                                                             STOCK AWARDS
                                                                                -----------------------------------------
                                                                                                                 EQUITY
                                                                                                     EQUITY     INCENTIVE
                                        OPTION AWARDS                                              INCENTIVE      PLAN
                  -----------------------------------------------------------                         PLAN       AWARDS:
                                                EQUITY                           NUMBER              AWARDS:    MARKET OR
                                               INCENTIVE                           OF     MARKET     NUMBER      PAYOUT
                                                  PLAN                           SHARES  VALUE OF      OF       VALUE OF
                                                 AWARDS:                           OR     SHARES    UNEARNED    UNEARNED
                     NUMBER         NUMBER       NUMBER                          UNITS      OR       SHARES,     SHARES,
                       OF             OF           OF                              OF    UNITS OF    UNITS      UNITS OR
                   SECURITIES     SECURITIES   SECURITIES                        STOCK    STOCK     OR OTHER     OTHER
                   UNDERLYING     UNDERLYING   UNDERLYING                         THAT     THAT      RIGHTS      RIGHTS
                   UNEXERCISED    UNEXERCISED  UNEXERCISE  OPTION                 HAVE     HAVE       THAT        THAT
                     OPTIONS        OPTIONS     UNEARNED  EXERCISE   OPTION       NOT      NOT      HAVE NOT    HAVE NOT
                       (#)            (#)       OPTIONS    PRICE   EXPIRATION    VESTED   VESTED     VESTED      VESTED
NAME               EXERCISABLE   UNEXERCISABLE    (#)       ($)       DATE        (#)      ($)        (#)         ($)
-----------------  -----------   ------------- ---------- -------- ----------    ------   ------     ------      ------
Thomas M.
 Wittenschlaeger      350,000         --          --        1.00    07/15/2012     --       --         --          --
Bob van Leyen         300,000         --          --        1.00    09/29/2011     --       --         --          --

--------------------

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

      The following table provides information concerning the compensation of our directors for the year ended December 31, 2007.


                              DIRECTOR COMPENSATION

                                                                                  CHANGE
                                                                                IN PENSION
                                                                                VALUE AND
                                                                 NON-EQUITY    NONQUALIFIED
                           FEES EARNED                           INCENTIVE       DEFERRED
                             OR PAID      STOCK       OPTION        PLAN       COMPENSATION   ALL OTHER
                             IN CASH      AWARDS      AWARDS    COMPENSATION     EARNINGS    COMPENSATION     TOTAL
          NAME                 ($)         ($)        ($)(1)        ($)            ($)            ($)          ($)
-------------------------  -----------   --------   ----------  ------------   ------------  ------------   ---------
Larry L. Enterline           15,000         --       28,356(2)       --             --             --         43,356
Ken Bramlett                 15,000         --       33,104(3)       --             --             --         48,104
Albert Wong                   3,750(4)      --           --          --             --             --          3,750

--------------------
(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2007 for the fair value of stock options granted to each of our directors calculated in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our directors.
(2) At December 31, 2007, Mr. Enterline held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 91,666 options were vested at December 31, 2007. The remaining 8,334 options vested on February 15, 2008.
(3) At December 31, 2007, Mr. Bramlett held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which all 100,000 options were vested at December 31, 2007.
(4) On February 28, 2007, Albert Wong announced his intention to resign as our director effective April 30, 2007, the date of our 2007 annual meeting of shareholders.

STOCK OPTION PLAN

    GENERAL

      Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005, approved by our shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan ("2005 Plan") by our Board of Directors on June, 29, 2007. We filed a registration statement on Form S-8 with the SEC in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007.

      All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan ("Non-Plan Options"). As of March 27, 2008, options to purchase a total of 1,175,000 shares of common stock were outstanding under Non-Plan Options. As of March 27, 2008, there were 1,320,500 outstanding options to purchase common stock under the 2005 Plan. Excluding these 1,320,500 outstanding options 1,679,500 shares will remain available for issuance under the 2005 Plan, subject to the limitations of authorized common stock. We anticipate that future stock options will be issued pursuant to our 2005 Plan or other stock option plans as may be approved by our Board and shareholders in the future.

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

      To the extent indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons under the above provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 27, 2008, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 65,042,374 shares of common stock outstanding as of March 27, 2008.


                                         NUMBER OF SHARES OF COMMON STOCK          PERCENT OF COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                     BENEFICIALLY OWNED                    BENEFICIALLY OWNED
---------------------------                     ------------------                    ------------------
Thomas M. Wittenschlaeger                          3,350,000 (2)                             5.12%
Bob van Leyen                                        700,000 (3)                             1.07%
Ken Bramlett                                         100,000 (4)                                 *
Larry L. Enterline                                   100,000 (5)                                 *
All executive officers and directors
  as a group (4 persons)                           4,250,000 (6)                             6.45%
Castlerigg Master Investments Ltd.
40 West 57th St
26th Floor                                         7,218,901 (7)                             9.99%
New York, NY 10019

* Less than 1%.

--------------------

(1) Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1241 E. Dyer Road, Suite 150, Santa Ana, California 92705.
(2) Thomas M. Wittenschlaeger is our President, Chief Executive Officer and Chairman of the Board. Includes 350,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 27, 2008 or exercisable within 60 days after March 27, 2008.
(3) Bob van Leyen is our Chief Financial Officer and Secretary. Includes 300,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 27, 2008 or exercisable within 60 days after March 27, 2008.
(4) Ken Bramlett is one of our directors. Represents 100,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 27, 2008 or exercisable within 60 days after March 27, 2008.
(5) Larry L. Enterline is one of our directors. Represents 100,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 27, 2008 or exercisable within 60 days after March 27, 2008.
(6) Represents 3,000,000 shares of common stock and 350,000 shares issuable upon the exercise of options held by Thomas M. Wittenschlaeger; 400,000 shares of common stock and 300,000 shares issuable upon the exercise of options held by Bob van Leyen; 100,000 shares issuable upon the exercise of options held by Ken Bramlett; and 100,000 shares issuable upon the exercise of options held by Larry L. Enterline.
(7) Represents 7,218,901 shares of common stock underlying convertible notes and warrants held by Castlerigg Master Investments Ltd. ("Master"), which represents a portion of the number of shares of common stock that are issuable upon the conversion of principal and/or interest, and the payment of principal and/or interest in shares of common stock, under convertible notes and the exercise of warrants held by Master. The number of shares beneficially owned by Master is capped by a contractual 9.99% beneficial ownership limitation set forth in the convertible notes and warrants held by Master. If the 9.99% beneficial ownership limitation is disregarded, Master would beneficially own approximately 11,682,623 shares underlying the convertible notes and 28,985,584 shares underlying the warrants held by it. The actual number of shares of common stock issuable upon conversion of the convertible notes is subject to adjustment and could be materially more than 11,682,623 shares depending on a number of factors including, among other factors, the future market price of our common stock. Sandell Asset Management Corp. ("SAMC") is the investment manager of Master. Thomas Sandell is the sole shareholder of SAMC and may be deemed to have voting and dispositive power over the shares beneficially owned by Master. No other natural person has voting or dispositive power over the shares owned by Master. Castlerigg International Ltd. ("Castlerigg International") is the controlling shareholder of Castlerigg International Holdings Limited ("Holdings"). Holdings is the controlling shareholder of Master. Each of Holdings and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Master. SAMC, Mr. Sandell, Holdings and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2007.

                                        Number of Shares to be      Weighted Average       Number of Securities
Plan Category                            Issued Upon Exercise        Exercise Price       Available for Issuance
------------------------------------    ----------------------      ----------------      ----------------------
PLANS APPROVED BY STOCKHOLDERS
   2005 Stock Plan(1)                           626,000                  $1.03                   2,374,000
PLANS NOT APPROVED BY STOCKHOLDERS
   Non-Plan Stock Options(2)
   Warrants for Services(3)                   1,175,000                  $1.00                      N/A
                                              1,191,350                  $0.88                      N/A
TOTAL                                         2,992,350                  $0.96                   2,374,000

--------------------
(1) Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders. Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted. As of December 31, 2007, there were 626,000 outstanding options to purchase common stock.
(2) Consists of stock options to purchase shares of our common stock granted to our employees, executive officers and directors outside of a formal stock option plan. These stock options vest at the rate of 33?% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant.
(3) Consists of warrants to purchase shares of our common stock granted in consideration for consulting services, advisory services, placement agent services and similar services rendered to us by third parties.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no related party transactions in 2007 that require disclosure.

ITEM 13.   EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

2.1 Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on October 22, 2003)
2.2 Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed with the SEC on October 22, 2003)
3.1 Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.2 Articles of Amendment to Articles of Incorporation increasing Company's authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 15, 2005)
3.3 Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 5, 2006)
3.4 Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed May 4, 2007)
3.5 Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
3.6 Amendment to Bylaws - Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.7 Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed May 4, 2007)
10.1 Full Service Lease dated May 3, 2004 between PS Business Parks, L.P., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005).
10.2x First Amendment to Full Service Lease dated May 3, 2007 between PS Business Parks, L.P., and Raptor Networks Technology, Inc., a California corporation
10.3 Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
10.4** First Amended and Restated 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's 10-QSB for fiscal quarter ended June 30, 2007, filed with the SEC on August 21, 2007)
10.5** Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.6 Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
10.7 Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
10.8 Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.9 Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.10 Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.11 Securities Purchase Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2,
        2007)
10.12 Registration Rights Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2,
        2007)
10.13 Form of Senior Secured Convertible Note issued August 1, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed August 2, 2007)
21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x   Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x   Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x  Filed herewith.
** This exhibit is a management contract or a compensatory plan or arrangement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and December 31, 2007 by our auditors, Comiskey & Company, P.C. ("Comiskey & Company"), Stonefield Josephson, Inc. and Mendoza Berger & Company, LLP.

                                        FISCAL 2006             FISCAL 2007
                                        -----------             -----------

        Audit Fees(1)                   $    29,027             $   137,266

        Audit-Related Fees(2)           $         -             $         -

        Tax Fees(3)                     $     2,200             $     2,883

        All Other Fees(4)               $       325             $         -

--------------------
(1) AUDIT FEES consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

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

Dated: March 31, 2008                   RAPTOR NETWORKS TECHNOLOGY, INC.


                                        By: /s/ Thomas M. Wittenschlaeger
                                            ------------------------------------
                                            Thomas M. Wittenschlaeger,
                                            Chief Executive Officer


Dated: March 31, 2008                   RAPTOR NETWORKS TECHNOLOGY, INC.


                                        By: /s/ Bob van Leyen
                                            ------------------------------------
                                            Bob van Leyen,
                                            Chief Financial Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, an amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                   Capacity                 Date
           ---------                   --------                 ----

/s/ Thomas M. Wittenschlaeger          Director            March 31, 2008
-------------------------------
    Thomas M. Wittenschlaeger

/s/ Ken Bramlett                       Director            March 31, 2008
-------------------------------
    Ken Bramlett

/s/ Larry L. Enterline                 Director            March 31, 2008
-------------------------------
    Larry L. Enterline

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm .....................F-2

Financial Statements

     Consolidated Balance Sheets.............................................F-4

     Consolidated Statements of Operations...................................F-5

     Consolidated Statements of Stockholders' Equity (Deficit)...............F-6

     Consolidated Statements of Cash Flows...................................F-7

     Notes to Consolidated Financial Statements..............................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders' of Raptor Networks Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Raptor Networks Technology, Inc. (a Colorado corporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Raptor Networks Technology, Inc. for the year ended December 31 2006, were audited by other auditors whose report dated March 17, 2007, except Note 12, which is August 14, 2007, expressed an unqualified opinion on those statements (the March 17, 2007, which is August 14, 2007, except Note 12, report was modified related to the uncertainty of the Company's ability as a going concern), have been furnished to us.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Networks Technology, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling $70,200,000 at December 31, 2007. This condition, and the fact that the Company has had no significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


/s/ MENDOZA BERGER & COMPANY, LLP



Irvine, California
March 26, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Raptor Networks Technology, Inc.


We have audited the consolidated balance sheets of Raptor Networks Technology, Inc. as of December 31, 2005 (not presented) and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in paragraph 7 of Note 1 to the financial statements, the Company has restated its 2006 financial statements to account for a change in its method of accounting for value assigned to a beneficial conversion feature of senior convertible notes and warrants.

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



Denver, Colorado
March 17, 2007, except paragraph 7 of Note 1
which is August 14, 2007

                                                          /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION


                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                                                     DECEMBER 31,
                                                                                   DECEMBER 31,          2006
                                                                                       2007          (AS RESTATED)
                                                                                   ------------      ------------
                                                      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                      $    952,828      $    821,388
    Accounts Receivable (net of allowance for doubtful accounts of
      $30,075 and 0 at December 31, 2007 and December 31, 2006,
      respectively)                                                                     462,555           319,764
    Inventory, net                                                                      940,988           951,618
    License fees - current                                                              226,690           297,520
    Prepaid expenses and other current assets                                           232,346           240,826
                                                                                   ------------      ------------
      Total current assets                                                            2,815,407         2,631,116

PROPERTY AND EQUIPMENT, NET                                                             153,541           282,560

OTHER ASSETS
    Debt issue cost                                                                     126,171            97,176
    Deposits                                                                             48,996           102,362
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $  3,144,115      $  3,113,214
                                                                                   ============      ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                               $    184,757      $     87,488
    Deferred revenues                                                                    12,980            36,376
    Accrued liabilities                                                                 498,761           205,619
    Warrant liability                                                                 8,911,086         9,773,967
    Conversion option liability                                                       4,079,890         6,806,620
    Senior convertible notes payable                                                  3,251,947         1,041,666
    Short-term convertible notes                                                              -         1,214,290
    Accrued interest payable                                                             34,717           265,055
                                                                                   ------------      ------------
      Total current liabilities                                                      16,974,138        19,431,081

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value; 5,000,000 shares authorized                                -                 -
    Common stock, $.001 par; 200,000,000 and 110,000,000
    Shares authorized 65,042,374 and 54,360,096 shares
    issued and outstanding at December 31, 2007 and December 31,
    2006, respectively                                                                   65,043            54,360
    Additional paid-in capital                                                       56,303,256        44,316,848
    Accumulated deficit                                                             (70,198,322)      (60,689,075)
                                                                                   ------------      ------------
      Total stockholders' deficit                                                   (13,830,023)      (16,317,867)
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $  3,144,115      $  3,113,214
                                                                                   ============      ============

         The accompanying notes are an integral part of these consolidated financial statements






                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     DECEMBER 31,
                                                                                   DECEMBER 31,          2006
                                                                                       2007          (AS RESTATED)
                                                                                   ------------      ------------

REVENUE, NET                                                                       $  1,035,108      $    849,285
COST OF SALES                                                                           385,111           320,073
                                                                                   ------------      ------------

GROSS PROFIT                                                                            649,997           529,212
                                                                                   ------------      ------------

OPERATING EXPENSES
 Salary expense and salary related costs                                              2,596,537         2,099,946
 Marketing                                                                               97,237           229,381
 Research and development                                                             1,356,326         1,336,518
 Selling, general and administrative                                                  2,998,641         2,975,251
                                                                                   ------------      ------------

    Total operating expenses                                                          7,048,741         6,641,096
                                                                                   ------------      ------------

Loss from operations                                                                 (6,398,744)       (6,111,884)
                                                                                   ------------      ------------

OTHER INCOME (EXPENSE)
 Interest income                                                                         23,298             1,609
 Change in fair value of warrant liability and convertible debt                      18,956,186        (9,080,794)
 Senior convertible note restructuring charges                                       (2,089,284)                -
 Extinguishment of debt                                                              11,571,860                 -
 Cost of financing senior convertible note                                          (24,557,055)       (2,499,794)
 Debt financing amortization - warrant liability and
    conversion feature                                                               (6,073,669)       (1,041,666)
 Interest expense                                                                      (941,839)         (346,049)
                                                                                   ------------      ------------

Total other income (loss)                                                            (3,110,503)      (12,966,694)
                                                                                   ------------      ------------

Loss before income taxes                                                             (9,509,247)      (19,078,578)
                                                                                   ------------      ------------

Provision for income taxes                                                                    -                 -

NET LOSS                                                                           $ (9,509,247)     $(19,078,578)
                                                                                   ============      ============

Basic and diluted net loss per share                                               $      (0.16)     $      (0.35)
                                                                                   ============      ============

Basic and diluted weighted average number of shares outstanding                      60,096,402        54,213,443
                                                                                   ============      ============

         The accompanying notes are an integral part of these consolidated financial statements






                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          Common Stock                                                               Total
                                    -------------------------    Additional       Additional                      stockholders'
                                     Number of                    Paid-in      Paid-in Capital-   Accumulated         equity
                                       shares      Amount         Capital          Warrants         Deficit         (deficit)
                                    ----------- ------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 2005           54,204,367      $ 54,204    $ 37,766,670       $ 6,204,994    $(41,610,497)     $  2,415,371
                                    ----------- ------------- --------------- ----------------- --------------- -----------------
Common stock issued upon cashless
  exercise of Warrants                   46,979            47          23,442          (23,489)               -                 -
Common stock issued for cash upon
  exercise of Warrants                  108,750           109          54,266                 -               -            54,375
Stock Based Compensation                      -             -         168,214                 -               -           168,214
Beneficial Conversion Privilege               -             -         122,751                 -               -           122,751
Net loss for the year ended
December 31, 2006                             -             -               -                 -     (19,078,578)      (19,078,578)
                                    ----------- ------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 2006           54,360,096        54,360      38,135,343         6,181,505     (60,689,075)      (16,317,867)
                                    ----------- ------------- --------------- ----------------- --------------- -----------------
Common stock issued upon cashless     1,643,760         1,644       1,651,919       (1,653,563)               -                 -
  exercise of Warrants
Common stock issued for cash upon
  exercise of Warrants                2,332,647         2,333       1,089,302                 -               -         1,091,635
Stock Based Compensation                      -             -         360,058                 -               -           360,058
Common stock issued upon
  conversion of February 2005 note      397,748           398       1,391,722                 -               -         1,392,120
Common stock issued upon
  conversions of senior
  convertible notes                   6,208,123         6,208       8,801,580                 -               -         8,807,788
Common stock issued upon
  conversion of common stock
  options                               100,000           100          99,900                 -               -           100,000
Beneficial Conversion Feature                 -             -               -            78,930               -            78,930
Valuation conversion related to
  issuance of warrants                        -             -               -           166,560               -           166,560
Net income for the year ended
  December 31, 2007                           -             -               -                 -      (9,509,247)       (9,509,247)
                                    ----------- ------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 2007           65,042,374      $ 65,043    $ 51,529,824       $ 4,773,432    $(70,198,322)     $(13,830,023)
                                    ----------- ------------- --------------- ----------------- --------------- -----------------

                       The accompanying notes are an integral part of the consolidated financial statements.






                                         RAPTOR NETWORKS TECHNOLOGY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     DECEMBER 31,
                                                                                   DECEMBER 31,         2006
                                                                                       2007           (RESTATED)
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $ (9,509,247)     $(19,078,578)
     Adjustments to reconcile net loss to net cash flows from
       operating activities:
         Depreciation                                                                   174,179           311,563
         Amortization                                                                 6,192,910         1,080,077
         Change in fair value of warrants and conversion option liability           (18,956,185)        9,080,794
         Gain on extinguishment of debt                                             (11,571,859)                -
         Senior convertible note restructuring charges                                2,204,909                 -
         Stock based compensation expense                                               360,058           168,214
         Warrants Issued                                                                166,560                 -
     Cost of financing senior convertible note                                       24,557,054         2,499,794
         Change in inventory reserve                                                    101,468                 -
     Changes in assets and liabilities:
         Accounts receivable                                                           (142,791)         (141,124)
         Prepaid expenses and Other current assets                                        8,480           (20,320)
         License fees                                                                    70,830             7,800
         Debt issuance costs                                                            (69,307)                -
         Deposits                                                                        53,366                 -
         Inventory                                                                      (90,838)          180,704
         Accounts payable                                                               390,411           (67,924)
         Accrued interest payable                                                       (31,637)          212,591
         Other accrued liabilities                                                            -            61,380
         Deferred Revenue                                                               (23,396)           36,376
                                                                                   ------------      ------------
     Net cash flows used for operating activities                                    (6,115,035)       (5,668,653)
                                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                               (45,160)           (6,464)
                                                                                   ------------      ------------
     Net cash flows used for investing activities                                       (45,160)           (6,464)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                                                     1,091,635            54,375
         Proceeds from issuance of convertible note payable                           5,100,000         5,000,000
         Payments on short-term debt                                                          -          (689,410)
         Proceeds from convertible Debt                                                       -           689,410
         Issuance of common stock for the exercise of stock options                     100,000                 -
                                                                                   ------------      ------------
     Net cash flows provided by financing activities                                  6,291,635         5,054,375
                                                                                   ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               131,440          (620,742)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        821,388         1,442,130
                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    952,828      $    821,388
                                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
---------------------------------------------------------------------
     Conversion of debt to equity                                                    10,199,908                 -
     Warrants issued for financing services                                             166,560                 -
     Fair market value change of the beneficial conversion feature                    6,079,443                 -
     Warrants issue for convertible debt                                                 78,929                 -
     Issuance of common stock from cashless exercise of warrants                      1,653,563                 -
     Interest paid                                                                            -            95,043

               The accompanying notes are an integral part of the consolidated financial statements.

                                                        F-7

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTATEMENT OF PRIOR PERIODS
----------------------------

Restatement of December 2006
----------------------------

The Company has restated its prior period financial results because of an error in our interpretation of accounting treatment for derivatives issued in the private placement transactions in July 2006 and January 2007. These restatements are included in the year to date numbers of this 10-KSB. The restatements were required because the Company capitalized as deferred debt costs the fair value of the conversion features and warrants in excess of the face value of the debt host instrument whereas this cost of financing should have been expensed at the time of closing the financing.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


The effect of the restatement on debt discount cost, debt financing amortization expense, cost of financing, other expense, net loss and basic and diluted earnings per share as of December 31, 2006 are as follows:

                                                 AS ORIGINALLY     RESTATEMENT
                                                   REPORTED        ADJUSTMENTS       AS RESTATED
                                                 -------------     -----------      -------------
Balance Sheet
-------------
  Debt discount cost                             $   1,979,004     $(1,979,004)     $           0
                                                 =============     ===========      =============

Statement of Operations
-----------------------
  Debt financing amortization                    $   1,562,456     $  (520,790)     $   1,041,666
                                                 =============     ===========      =============
  Cost of financing senior convertible note      $           0     $ 2,499,794      $   2,499,794
                                                 =============     ===========      =============
  Other expense                                  $  10,987,690     $ 1,979,004      $  12,966,694
                                                 =============     ===========      =============
  Net Loss                                       $ (17,099,574)    $(1,979,004)     $ (19,078,578)
                                                 =============     ===========      =============
  Basic and diluted net loss per share           $      (0.32)     $     (0.03)     $       (0.35)
                                                 =============     ===========      =============

Third quarter 2007 Restatement
------------------------------------

On July 30, 2007, we effected a mandatory conversion in the amount of $2,707,475 entitling the holders to 4,387,798 shares of Raptor common stock. The amount of the conversion carried a corresponding conversion feature, valued at $3,607,648. This amount was recognized in our statement of operations as a gain to "other income/loss". As this transaction related to a conversion of a portion of the senior convertible note, the valuation amount of $3,607,648 should have instead been properly accounted for as an increase to our "Additional paid-in capital"
(APIC) account on our balance sheet. As such, our September 30, 2007 Net income/loss and Additional paid-in capital were understated by $3,607,648.

This accounting restatement was addressed in the fourth quarter of 2007 and appropriate corrections were made such that the financial data for the 2007 fiscal year as included in this 10-KSB are consistent with our restatement. The adjustments are cash neutral and did not affect the Company's cash position.

The affect of the restatement to Additional paid-in capital, Change in fair value of warrant liability and convertible liability, Net loss and Basic and diluted earnings per share for the nine months ended September 30, 2007, are as follows:

                                                 AS ORIGINALLY  RESTATEMENT          AS
                                                   REPORTED        ADJUSTMENTS       RESTATED
                                                 -------------     -----------      -------------
Balance Sheet
-------------
  Additional paid-in capital                     $ (52,015,168)    $(3,607,648)     $ (55,622,816)
                                                 =============     ===========      =============

Statement of Operations Other Income/(Loss)
--------------------------------------------
  Change in fair value of warrant liability
    and convertible debt                         $  (5,198,576)    $(3,607,648)     $  (8,806,224)
                                                 =============     ===========      =============
  Net Income/(Loss)                              $ (30,241,246)    $(3,607,648)     $ (33,848,894)
                                                 =============     ===========      =============
  Basic and diluted net (loss) per share         $       (0.52)    $     (0.06)     $       (0.58)
                                                 =============     ===========      =============

The affect of the restatement to Additional paid-in capital, Change in fair value of warrant liability and convertible liability, Net loss and Basic and diluted earnings per share for the three months ended September 30, 2007, are as follows:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007

                                                 AS ORIGINALLY  RESTATEMENT        AS
                                                   REPORTED        ADJUSTMENTS      RESTATED
                                                 -------------     -----------      -------------
Balance Sheet
-------------
  Additional paid-in capital                     $ (52,015,168)    $(3,607,648)     $ (55,622,816)
                                                 =============     ===========      =============

Statement of Operations Other Income/(Loss)
--------------------------------------------
  Change in fair value of warrant liability
    and convertible debt                         $  19,127,702    $ (3,607,648)     $  15,520,054
                                                 =============     ===========      =============
  Net Income/(Loss)                              $   9,485,164    $ (3,607,648)     $   5,877,516
                                                 =============     ===========      =============
  Basic and diluted net income/(loss) per share  $        0.15     $     (0.06)     $        0.09
                                                 =============     ===========      =============

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------------------------------
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.

INVENTORY
---------
Inventory is recorded at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventory at December 31, 2007 consists of raw materials, work in process and finished goods.

LICENSE FEES
------------
The Company capitalizes software license fees of third party software which is included in its systems. These costs will be amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software. Amortization of the license fees included in cost of sales for the years ended December 31, 2007 and 2006 totaled $20,824 and $7,800 respectively.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


DEBT ISSUANCE COSTS
--------------------
Debt issuance costs reflect fees incurred to obtain financing. Debt issuance costs are amortized (included in interest expense using the straight-line method over the life of the related debt. Amortization expense for the years ended December 31, 2007 and 2006 was $119,240 and $38,413 respectively.

DEPOSITS
--------
Deposits represent amounts paid under the Company's office space lease and various other arrangements with state agencies.

REPAIRS AND MAINTENANCE
-----------------------
Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

MARKETING COSTS
---------------
Marketing costs are expensed as incurred. For the years ended December 31, 2007 and 2006, marketing costs were $97,237 and $229,381 respectively.

RESEARCH AND DEVELOPMENT COSTS
------------------------------
Research and development (R&D) costs, which are expensed as incurred, are comprised of the following costs incurred in performing R&D activities: labor, product design cost including rental of design tools, consumables, and costs of prototypes.

COMPENSATED ABSENCES
--------------------
The Company maintains a personal time off policy. Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days. For the years ended December 31, 2007 and 2006 the balance owed for compensated absences was $120,108 and $108,752 respectively.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
-------------------------------------------
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. No assets were considered impaired for the years ended December 31, 2007 and 2006.

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

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


more-likely-than-not to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

STOCK-BASED COMPENSATION
------------------------
The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared Based Payment" ("SFAS No. 123(R)") using the Black-Scholes Option pricing model. Under SFAS No. 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

For the year ended December 31, 2007 and December 31, 2006, the Company recognized $360,058 and $168,214 respectively, in stock based compensation costs related to the issuance of options to employees. These costs were calculated in accordance with SFAS No. 123(R) and are reflected in operating expenses. The total stock options for the 2005 Plan and non-plan options in the amounts of 626,000 and 1,175,000, respectively, results in a total of 1,801,000 options outstanding at December 31, 2007.

2005 Stock Plan
---------------

The Company's 2005 Stock Plan was approved by the Company's Board of Directors on April 7, 2005, approved by the Company's shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan ("2005 Plan") by the Company's Board of Directors on June, 29, 2007. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission ("SEC") in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007. Prior to that time, the Company issued only non-plan stock options. The 2005 Plan is now the Company's only formal plan for providing stock-based incentive compensation to the Company's eligible employees, non-employee directors and certain consultants. The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan. As of December 31, 2007, the 2005 Plan had a total of 626,000 options outstanding and 2,374,000 shares reserved for future grants.

Non-Plan Options
----------------

Prior to approval of our 2005 Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors. The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of December 31, 2007, there were 1,175,000 non-plan options outstanding.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


Information with respect to stock option activity is as follows:


                                                      Weighted       Weighted Average
                                                       Average      Remaining Contract    Aggregate
Options                                Shares       Exercise Price         Term         Intrinsic Value
-------                                ------       --------------         ----         ---------------
Outstanding, December 31, 2006        1,645,500     $         1.00
Granted                                 661,500               1.03
Forfeited / Expired                    (406,000)              1.00

Exercised                              (100,000)              1.00
                                      ---------     --------------
Outstanding, December 31, 2007        1,801,000     $         1.01         5.41                 -
                                      =========     ==============         ====              ====
Exercisable, December 31, 2007        1,181,833     $         1.00         4.51                 -
                                      =========     ==============         ====              ====

A summary of the status of the Company's unvested shares as of December 31, 2007 is presented below:

                                                              Weighted Average
                                       Number of Shares    Grant-Date Fair Value
                                       ----------------    ---------------------
Non-vested at January 1, 2007                   663,836
Granted                                         661,500                     0.66
Vested                                         (316,836)                    1.08
Non-vested shares forfeited                    (389,333)   $                0.66
                                             ----------    ---------------------
Non-vested at December 31, 2007                 619,167    $                0.66


                                                       December 31, 2007
                                                       -----------------

Dividend Yield......................                        0.0%
Risk-Free Interest Rate.............                        4.49%
Expected Life.......................                        3.00 years
Expected Volatility.................                        114.82%

As of December 31, 2007 total unrecognized stock-based compensation cost related to unvested stock options was approximately $119,817 which is expected to be recognized over a weighted average period of approximately 2.12 years.

CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS
-------------------------------------------------
The Financial Accounting Standards Board has issued "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2007 and the year ended December 31, 2006, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

CONCENTRATION OF RISK
---------------------
From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2007 was approximately $834,600.

LOSS PER SHARE
--------------
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), FINANCIAL STATEMENTS - CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, FINANCIAL STATEMENTS - MATERIALITY, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company applied the provisions of SAB 108 with the preparation of the Company's annual financial statements for the calendar year ended December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company's financial statements for the year ended December 31, 2007.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


In February 2007, the FASB issued Statement No. 159 ("FAS 159") which expanded FAS No. 157, "FAIR VALUE MEASUREMENTS ," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 159, but does not expect the adoption of FAS 159 to have a material impact on our financial statements.

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

PRESENTATION AS A GOING CONCERN
-------------------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has sustained net losses of $9,509,247 and $19,078,578 for the years ended December 31, 2007 and December 31, 2006, respectively. Net cash used in operations for the year ended December 31, 2007 was $6,214,835. The Company also has an accumulated deficit of $70,198,322 and a working capital deficit of $14,158,731 at December 31, 2007, of which $12,990,976 relates to the fair value of derivative financial instruments.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


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

2.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                December 31,      December 31,
                                                    2007              2006
                                                ------------      ------------
        Furniture and Office equipment          $    203,280      $    194,944
        Computer equipment                           214,773           193,701
        Testing equipment                            620,445           606,738
        Leasehold Improvements                       113,317           113,317
                                                ------------      ------------
                                                   1,151,815         1,108,700
        Less: Accumulated depreciation              (998,274)         (826,140)
                                                ------------      ------------
                                                $    153,541      $    282,560
                                                ============      ============

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007 and 2006 was $174,181 and $311,562, respectively.

3.    INVENTORY

                                                December 31,      December 31,
                                                    2007              2006
                                                ------------      ------------

        Raw materials                           $    628,386      $    706,381
        Work In Process                               59,522                 -
        Finished goods                               457,838           348,527
                                                ------------      ------------
                                                   1,145,746         1,054,908
        Less: Allowance for obsolescence             204,758           103,290
                                                ------------      ------------
        Inventory, net                          $    940,988      $    951,618
                                                ============      ============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


4.    SHORT-TERM CONVERTIBLE NOTES

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

5.    SENIOR CONVERTIBLE NOTE PAYABLE

Senior convertible notes consisting of $5 million notes issued on July 31, 2006 and a January 18, 2007 restructuring resulting in notes of $8,804,909

                                                     Senior                        Detachable        Conversion
                                                  Convertible    Note payable       Warrants           Option
                                                  note payable   Debt Discount      Liability         Liability
                                                  ------------   -------------    -------------     -------------
      Balance at December 31, 2005                $          -   $           -    $           -      $          -
                                                  ============   =============    =============     =============

      July 31, 2006 Senior convertible notes        (5,000,000)      5,000,000       (4,431,011)       (3,068,783)
      Change in fair value of warrants                       -               -       (5,342,956)                -
      Change in fair value of conversion
        feature                                              -               -                -        (3,737,837)
      Amortization of debt discount                          -      (1,041,666)               -                 -
                                                  ------------   -------------    -------------     -------------

      Balance at December 31, 2006 as restated    $ (5,000,000)  $   3,958,334    $  (9,773,967)    $  (6,806,620)
                                                  ============   =============    =============     =============
      Amortization and change in fair values
        from January 1 to January 18, 2007                            (114,247)         524,400           640,241
      To record gain on extinguishment of debt               -      (3,844,087)       9,249,567         6,166,379
      January 18 Senior convertible notes
        amended                                     (3,804,909)              -                -                 -
      Detachable L Warrant and Conversion
        feature January 18, 2007                             -       8,804,909      (16,279,237)      (10,858,880)
      Recognition of detachable M warrant
        feature, July 30, 2007                               -               -       (4,144,328)                -
      Reduction upon conversion of note              2,707,475               -                -         6,079,443
      Change in fair value of L Warrants                     -               -        9,752,888                 -
      Change in fair value of M Warrants                     -               -        1,974,487                 -
      Change in fair value of conversion
        feature                                              -               -                -           849,975
      Amortization of debt discount                          -      (5,473,312)               -                 -
                                                  ------------   -------------    -------------     -------------

      Balance at December 31, 2007                $ (6,097,434)  $   3,331,597    $  (8,696,190)    $  (3,929,462)
                                                  ============   =============    =============     =============

On July 30, 2006, the Company entered into a Securities Purchase Agreement with three institutional investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $5 million, Series L-1 Warrants to purchase up to an aggregate of 17,065,623 shares of our common stock and Series M-1 Warrants to purchase up to an aggregate of 7,395,103 shares of our common stock. The Series L-1 Warrants are immediately exercisable. The Series M-1 Warrants become exercisable only upon a mandatory conversion of the notes at the option of the Company. The Company received aggregate gross proceeds of $5 million from the investors for our issuance of these notes and warrants.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


In November 2006, the Company determined that it would not be able to obtain an effective registration statement by the contractually required date of December 1, 2006 and the Company and investors agreed to restructure the financing.

In connection with the restructuring the Company entered into Amendment and Exchange Agreements, dated January 18, 2007 and amended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement providing for certain amendments to the senior convertible notes, Series L-1 Warrants, Series M-1 Warrants and registration rights agreement. These amendments include, but are not limited to, a waiver of all fees, penalties and defaults as of January 19, 2007 which related to registration statement filing failures and/or effectiveness failures, as described in the July 30, 2006 agreements, an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, a 5,688,540 increase in the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares, and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share. The Company did not receive any additional cash consideration for these amendments.

Additionally, on January 18, 2007, the Company entered into a Securities Purchase Agreement with one of the existing institutional investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $1.6 million, Series L-2 Warrants to purchase up to an aggregate of 7,281,332 shares of our common stock and Series M-2 Warrants to purchase up to an aggregate of 2,366,433 shares of our common stock. The Series L-2 Warrants are immediately exercisable. The Series M-2 warrants become exercisable only upon a mandatory conversion of the notes at the option of the Company. The Company received aggregate gross proceeds of $1.6 million from the investors for our issuance of these notes and warrants. Both the Series L-2 Warrants and Series M-2 Warrants have an initial exercise price of $0.43948 per share and expire on July 31, 2011.

The Company may elect to make monthly installment payments in cash or in shares of the Company's common stock.

All notes mature on July 31, 2008 (the "Maturity Date"), subject to the right of the investors to extend the date for the payment of any installment of principal (as described below). The notes bear interest at the rate of 9.25% per annum, which rate may be adjusted to 7.0% per annum at the beginning of each calendar quarter if certain conditions are satisfied. The interest rate is increased to 15% upon the occurrence of an event of default.

Pursuant to the terms of the convertible note private placement agreements, the Company is required to file a registration statement with the SEC registering for resale certain shares of common stock underlying all of the convertible notes, Series L-1 and L-2 Warrants (together the "Series L Warrants") and Series M-1 and M-2 Warrants (together the "Series M Warrants").

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


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

Subject to certain conditions, the Company may require the investors to convert up to 50%, of the notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company's Common Stock are trading at or above 150% of the initial Conversion Price or convert up to 100%, of the notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company's Common Stock are trading at or above 175% of the initial Conversion Price. The notes contain certain limitations on optional and mandatory conversion. For example, they provide that no conversion may be made if, after giving effect to the conversion, the investor would own in excess of 4.99% of the Company's outstanding shares of Common Stock. This percentage may, however, be increased up to 9.99% at the option of the investor upon 61-days prior notice to the Company.

The terms of the Amendment and Exchange Agreement, dated January 18, 2007 and amended and restated on January 22, 2007, with the investors from the July 30, 2006 private placement including the financing of $1.6 million result in the following accounting treatment:

The restructuring of our July 30, 2006 debt which took place in January 2007 constitutes, as per SFAS No. 15, non-troubled debt and therefore is subject to the accounting treatment as provided in Emerging Issues Task Force ("EITF") 96-19. In SFAS No. 15 it is stated "a debt constitutes a troubled debt restructuring if the creditor grants a concession to the debtor". As no concessions were granted in our January 2007 debt restructuring, troubled debt accounting rules do not apply. In accordance with EITF 96-19 we determined that the amended agreements differ substantially from the original July 31, 2006 financing agreements and therefore the restructuring of our original senior convertible notes should be accounted for as an extinguishment of debt. This treatment resulted in the recognition, on January 18, 2007, of an $11,571,860 gain after eliminating all liabilities related to the July 31, 2006 financing.

The terms of the amended convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No.
133. These conversion features could result in a required number of shares to be issued upon conversion that is greater than the currently authorized number of shares and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $10,858,880. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at December 31, 2007 after applying the Black-Scholes option pricing model was determined to be $3,929,462 and was recognized by recording a gain of $849,975 to Other Expenses for the year ended December 31, 2007. During the year ended December 31, 2007, the carrying value of the conversion feature was also decreased by $6,079,443. This amount represents the fair value associated with the reduction of 6,160,638 shares in connection with the conversion of a portion of the notes totaling $2,707,475. In connection with this conversion the Company also issued a total of 13,665 shares of common stock as payment for accrued interest due on the converted amounts. The Note holders have elected to make certain deferrals for their June 1, 2007 through December 1, 2007 standard conversions.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at December 31, 2007 are as follows:

Stock price of $0.67
Exercise price of $0.44
Volatility of 79.2 %
Expected life 0.60 years
Interest rate of 3.46%

The combined fair value of the conversion feature and the detachable L warrants at January 18, 2007 was $27,138,117. The face value of the related senior convertible note was $8,804,909. Therefore, the Company has recognized the excess of $18,333,208 as a charge to the Cost of Financing in January 2007. Amortization of the $8,804,909 debt discount liability equals $5,473,312 for the year ended December 31, 2007.

With respect to the Series L Warrants and the Series M Warrants, it is noted that the conversion feature as mentioned before could result in a required number of shares to be issued upon conversion that is greater than the currently authorized number of shares. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series L Warrants and the Series M Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series L Warrants and Series M Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series L Warrants and Series M Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model.

The initial amount of the detachable L Warrants on January 18, 2007 was valued at $16,279,237. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable L warrants at December 31, 2007 after applying the Black-Scholes option pricing model was determined to be $6,526,349 and was recognized by recording a $9,752,888 gain to Other Expenses during the year ended December 31, 2007. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $0.67
Exercise price of $0.44
Volatility of 79.2 %
Expected life 0.60 years
Interest rate of 3.46%

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


The holders' right to exercise the 9,761,536 Series M Warrants was contingent on a mandatory conversion of the notes at the option of the Company. A mandatory conversion for a portion of the notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares. The fair value of these 7,646,361 Series M warrant shares, measured at January 18, 2007 using the Black-Scholes option pricing model is $4,144,328. As prescribed by paragraph 13 of EITF 98-5, this $4,144,328 has been recognized as a charge to the Cost of Financing in the third quarter of 2007. SFAS No. 133 and EITF 00-19, further requires the Company to account for the now exercisable 7,646,361 Series M warrant shares using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value at December 31, 2007 of the M Warrants after applying the Black-Scholes option pricing model was determined to be $2,169,841 and was recognized by recording a $1,974,487 gain to Other Expenses during the year ended December 31, 2007. At December 31, 2007, an amount of 2,115,175 Series M Warrants remain contingent until there is a further mandatory conversion of the notes. The value of these remaining warrants measured at fair value on January 18, 2007 using the Black-Scholes option pricing model is $1,146,425 and will be recognized upon a mandatory conversion at the option of the Company, if any.

In connection with the $8,804,909 private placement, the Company issued to the placement agent warrants with a term of five years to purchase 600,710 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at December 31, 2007 was $66,490. During the year ended December 31, 2007, the Company amortized $109,615 to interest expense.

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

$3,500,000 July 2007 Senior Secured Convertible Note Financing
--------------------------------------------------------------

                                                     Senior                        Detachable        Conversion
                                                  Convertible    Note payable       Warrants           Option
                                                  note payable   Debt Discount      Liability         Liability
                                                  ------------   -------------    -------------     -------------
  Balance at December 31, 2006                    $          -   $           -    $           -     $           -

  July 2007 Senior  convertible notes               (3,500,000)              -                -                 -
  Detachable warrant and Conversion
  feature July 2007                                          -       3,500,000       (3,282,069)       (2,297,449)
  Change in fair value of warrants                           -               -        3,067,173                 -
  Change in fair value of conversion feature                 -               -                -         2,147,021
  Amortization of debt discount to other expense             -        (486,110)               -                 -
                                                  ------------   -------------    -------------     -------------

  Balance at December 31, 2007                    $ (3,500,000)  $   3,013,890    $    (214,896)    $    (150,428)
                                                  ============   =============    =============     =============

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


                    Notes:                        2,909,636
                    N Warrants:                   2,909,636
                    O Warrants:                   1,891,263
                    P Warrants:                   1,246,987
                    ----------------------------------------------------
                    Total:                        8,957,522

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


The terms of the Secured Notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the Secured Notes do not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on July 30, 2007 was valued at $2,297,449. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at December 31, 2007 after applying the Black-Scholes option pricing model was determined to be $150,428 and was recognized by recording a gain of $2,147,021 to Other Expenses for the year ended December 31, 2007. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at December 31, 2007 are as follows:

Stock price of $0.67
Exercise price of $1.2029
Volatility of 79.2%
Expected life 0.60 years
Interest rate of 3.46%

The combined fair value of the conversion feature and the detachable N warrants and P warrant at July 30, 2007 was $5,579,518. The face value of the related Secured Notes was $3,500,000. Therefore, the Company has recognized the excess of $2,079,518 as a charge to the Cost of Financing in July 2007. Amortization of the $3,500,000 debt discount liability equals $486,110 for the year ended December 31, 2007.

With respect to the Series N Warrants and the Series P Warrants, it is noted that the conversion feature could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series N Warrants and the Series P Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series N Warrants and Series P Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series N Warrants and Series P Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model. On July 30, 2007 the initial amount of the detachable N Warrants and P Warrants combined was valued at $3,282,069. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrant at December 31, 2007 after applying the Black-Scholes option pricing model was determined to be $214,896 and was recognized by recording a $3,067,173 gain to Other Expenses during the year ended December 31, 2007. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $0.67
Exercise price of $1.2029
Volatility of 79.2%
Expected life 0.60 years
Interest rate of 3.46%

Since conversion of the Series O Warrants is contingent on a mandatory conversion of the Secured Notes at the option of the Company the total charge was measured as per the date of issuance of these warrants; however, this charge will not be recognized until the mandatory conversion "contingency" has been removed as allowed under paragraph 13 of EITF 98-5. The value of the Series O Warrants measured at fair value on July 30, 2007 using the Black-Scholes option pricing model is $1,493,341.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


6.    STOCKHOLDERS' EQUITY

The Company's authorized capital consisted of 200,000,000 and 110,000,000 shares of common stock, par value $0.001 per share at December 31, 2007 and December 31, 2006, respectively, and 5,000,000 shares of preferred stock, no par value per share as of both dates. The additional 90,000,000 authorized shares issued in 2007 were approved by the Shareholders on April 30, 2007 during the Company's Annual Meeting of Shareholders.

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

During 2007, in connection with the Company's senior convertible notes, the Company issued 6,208,123 shares upon conversions of $2,707,475 in notes by the investors.

During 2007, the Company issued a total of 3,976,428 shares of which 1,643,760 shares related to the exercise of warrants utilizing a cashless feature and the remaining 2,332,668 shares related to the cash exercise of warrants issued for total proceeds to the Company of $1,091,635.

In July of 2007, the Company issued 100,000 shares upon the exercise of employee stock options for total proceeds of $100,000.

A total of 397,748 shares were issued on April 15, 2007 upon the conversion of the $1,214,290 short term convertible notes as discussed in Note 4 above.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


7.    WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                            Weighted Average
                                           Shares            Exercise Price
                                       --------------      -------------------
Outstanding at December 31, 2005          16,255,087       $              2.01

  Granted                                 24,915,810                     0.51
  Cancelled/Forfeited                      (972,223)                     1.25
  Exercised                                (205,800)                      .50
                                       --------------      -------------------
Outstanding at December 31, 2006          39,992,874       $              .98

  Granted                                 21,729,817                     0.65
  Cancelled/Forfeited                       (34,500)                     0.47
  Exercised                              (6,083,747)                     0.84
                                       --------------      -------------------
Outstanding at December 31, 2007          55,604,444       $             0.76
                                       ==============      ===================

The following tables summarize warrants outstanding at December 31, 2007:

   Range         Number       Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
   -----         ------       --------------    ---------------    -----------
 $.40-2.50     55,604,444          1.81              $0.76          53,713,181

                        OUTSTANDING AT   EXERCISED/                  OUTSTANDING AT   EXERCISED/                 OUTSTANDING
 SERIES    ISSUE DATE      12/31/05      FORFEITED      GRANTED         12/31/06      FORFEITED    GRANTED       AT 12/31/07
---------- ----------   --------------  ------------ ------------- ----------------- ------------ ------------ ---------------
    A      April 2004                -             -             -                 -                         -               -
    B      April 2004        3,200,000             -             -         3,200,000   (1,249,999)           -       1,950,001
    C      June, 2004          972,223      (972,223)            -                 -            -            -               -
    D      June, 2004          972,223             -             -           972,223            -            -         972,223
    E       2004-2005        1,416,000             -             -         1,416,000   (1,275,000)           -         141,000
    F      April 2005          231,036             -             -           231,036     (216,651)           -          14,385
    G      April 2005        3,564,188             -             -         3,564,188            -            -       3,564,188
  G-BH     April 2005        1,505,989             -             -         1,505,989            -            -       1,505,989
    H      April 2005        2,138,513      (108,750)            -         2,029,763   (2,029,763)           -               -
            February
    I         2005             200,000             -             -           200,000     (190,000)           -          10,000
    J      August 2005         602,393       (97,050)            -           505,343     (489.088)           -          16,255
    K       Not Used                 -             -             -                 -            -            -               -
            July 2006
            & January
   L-1        2007                   -             -    17,065,623        17,065,623            -    5,688,540      22,754,163
             January
   L-2        2007                   -             -             -                 -            -    7,281,332       7,281,332
   M-1      July 2006                -             -     7,395,103         7,395,103            -            -       7,395,103
             January
   M-2        2007                   -             -             -                 -            -    2,366,433       2,366,433
    N       July 2007                -             -             -                 -            -    2,909,636       2,909,636
    O       July 2007                -             -             -                 -            -    1,891,263       1,891,263
    P       July 2007                -             -             -                 -            -    1,246,987       1,246,987
  MISC      2003-2007        1,452,522             -       455,084         1,907,606     (667,746)     345,626       1,585,486
                        --------------  ------------ ------------- ----------------- ------------ ------------ ---------------
TOTAL                       16,255,087   (1,178,023)    24,915,810        39,992,874   (6,118,247)  21,729,817      55,604,444
                        ==============  ============ ============= ================= ============ ============ ===============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


2007 Warrants
-------------

In connection with securing the January 2007 Senior Convertible Notes (as described in Note 5 above), the three convertible note investors were entitled to Series L-1 Warrants to purchase up to an aggregate of 5,688,540 shares of the Company's common stock Series L-2 Warrants to purchase up to an aggregate of 7,281,332 shares of the Company's common stock and Series M-2 Warrants to purchase up to an aggregate of 2,366,433 shares of the Company's common stock. Both the Series L-1 Warrants and Series M-2 Warrants have an original exercise price of $.43948 per share and expire by August 1, 2016. The Series L-1 Warrants are immediately exercisable. The Series M-2 Warrants become exercisable only upon a "mandatory conversion" of the notes, which is callable by the Company.

In connection with securing the July 2007 $3,500,000 Senior Convertible Note (as described in Note 5 above), the investor was entitled to Series N Warrants to purchase up to an aggregate of 2,909,636 shares of the Company's common stock, Series P Warrants to purchase up to an aggregate of 1,246,987 shares of the Company's common stock and Series O Warrants to purchase up to an aggregate of 1,891,263 shares of the Company's common stock. These series of N, O, and P warrants have an original exercise price of $1.2029 per share and expire by August 1, 2016. The Series N and P Warrants are immediately exercisable. The Series O Warrants become exercisable only upon a "mandatory conversion" of the notes, which is callable by the Company.

During the second quarter of 2007, the Company issued warrants to a non-related service provider for providing investment related services for the Company. The warrants totaling 200,000 were issued in two separate transactions of 100,000 warrants each and have an exercise price of $0.50 and $1.00 per share of the Company's common stock and expire during the second quarter of 2010. Investment related costs of $166,500 were recognized for these warrants issued in 2007.

2006 Warrants
-------------

In connection with securing the Senior Convertible Notes (as described in Note 5 above), the three convertible note investors were entitled to Series L Warrants to purchase up to an aggregate of 17,065,623 shares of the Company's common stock and Series M Warrants to purchase up to an aggregate of 7,395,103 shares of the Company's common stock. Both the Series L Warrants and Series M Warrants had an original exercise price of $0.5054 per share and expire on July 31, 2011. The Series L Warrants are immediately exercisable. The Series M Warrants become exercisable only upon a "mandatory conversion" of the notes, which is callable by the Company. Because the Company was unable to register the number of shares agreed upon in the Senior Convertible Note financing, the registration statement filed with the SEC was withdrawn and an amended financing was agreed upon on January 22, 2007.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


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

2004 Warrants
-------------

In April 2004, we closed an equity based financing for gross proceeds of $5,600,000. The financing involved the purchase of 3,200,000 shares of our common stock, 3,200,000 Series A Warrants and 3,200,000 Series B Warrants. The Series A Warrants expired on September 30, 2004 and no such warrants were exercised prior to their expiration. The Series B Warrants expire on April 1, 2009 and had an original exercise price of $3.50 per share. However, pursuant to the anti-dilution provisions of the Series B Warrants, our subsequent issuances of securities have resulted in a reduced exercise price of $1.22 per share as of January 18, 2007.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


8.    COMMITMENTS AND LEASES

As of December 31, 2007, the Company leases for its use office space and workstations under a non-cancelable operating lease expiring in 2009. In addition, the Company leases a copier through 2008 and has agreements related to inventory purchase commitments requiring future payments through 2008.

Future minimum payments for commitments over the next three years are as follows:

                    For the year ended
                       December 31,             Amount
                       ------------             ------

                           2008               $  291,039
                           2009                  168,882
                           2010                        -
                                              ----------
                           Total              $  459,921
                                              ==========

Rent expense for the years ended December 31, 2007 and 2006 was $246,800 and $209,574, respectively.

In addition, at December 31, 2007, the Company has $203,697 in purchase order commitments.

9.    INCOME TAXES

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income. Such differences arise from the reporting of financial statement amounts in different periods for tax purposes. The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

                                              December 31,      December 31,
                                                  2007              2006
                                              ------------      ------------
Deferred tax assets
  Non-cash compensation                       $    158,000      $     44,000

  Non-benefited  tax losses and credits         21,897,000        14,831,000
                                              ------------      ------------
     Total deferred tax assets                  22,055,000        14,875,000
Deferred tax liabilities
  Net book value of assets                         (45,000)           (5,000)
                                              ------------      ------------

     Total deferred tax liabilities                (45,000)           (5,000)
                                              ------------      ------------
     Total net deferred tax assets              22,010,000        14,870,000
  Valuation allowance                          (22,010,000)      (14,870,000)
                                              ------------      ------------
     Net deferred tax assets                  $          -      $          -
                                              ============      ============

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $54,000,000 expiring between 2023 and 2027.

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2007


10.   SUBSEQUENT EVENTS

OPTIONS ISSUED
--------------

Subsequent to December 31, 2007, the Company awarded a total of 727,000 common stock purchase options, to certain employees which vest at the rate of 33?% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant, and have an exercise price of $0.67 per share of the Company's common stock. These 727,000 options to purchase common stock have been approved to by the Company's Board, subject to the 2005 Plan. Also, subsequent to December 31, 2007, the Company cancelled 32,500 options granted in previous years.

NEW LEASE AGREEMENT
-------------------

On February 15, 2008, the Company entered into an agreement with an agency to occupy certain space in their facilities located in the Washington D.C. area for the purpose of conducting sales activities. The agreement is for a period of one year and requires the Company to pay monthly occupancy fees of $750.

                    INDEX TO EXHIBITS FILED WITH THIS REPORT


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.2 First Amendment to Full Service Lease dated May 3, 2007 between PS Business Parks, L.P., and Raptor Networks Technology, Inc., a California corporation
31.1 Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification of the Chief Executive  Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2       Certification of the Chief Financial  Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002