Form 10-Q
period 2008-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2008-05-15
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        Commission File Number: 000-51443
                            ________________________

                        RAPTOR NETWORKS TECHNOLOGY, INC.
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

                                 (949) 623-9300
                         (registrant's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerate filer | |              Accelerated filer | |
     Non-accelerated filer | |               Smaller reporting company |X|
     (Do not check if a smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

     As of May 12, 2008, there were 68,167,374 shares of the issuer's common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes | | No |X|

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of March 31, 2008
           (unaudited) and December 31, 2007 (audited)...................... F-1

         Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2008 (unaudited) and March 31, 2007
           (unaudited)...................................................... F-2

         Condensed Consolidated Stockholders' Equity for the Three Months
           Ended March 31, 2008 (unaudited) ................................ F-3

         Condensed Consolidated Statement of Cash Flows for the Three
           Months Ended March 31, 2008 (unaudited) and March 31, 2007
           (unaudited)...................................................... F-4

         Notes to Condensed Consolidated Financial Statements (unaudited)... F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........   1

Item 4T.  Controls and Procedures...........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  12

Item 3.  Defaults Upon Senior Securities....................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Other Information..................................................  12

Item 6.  Exhibits...........................................................  13

Signatures..................................................................  14

Exhibits Filed with this Report on Form 10-Q................................  15

                                       RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,
                                                                                       2008        DECEMBER 31,
                                                                                    (UNAUDITED)        2007
                                                                                   ------------    ------------
                                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $    165,708    $    952,828
    Accounts Receivable (net of allowance for doubtful accounts of
     $30,075 and $0 at December 31, 2007 and March 31, 2008,
     respectively)                                                                      121,186         462,555
    Inventory, net                                                                    1,027,242         940,988
    License fees                                                                        224,498         226,690
    Prepaid expenses and other current assets                                           162,428         232,346
                                                                                   ------------    ------------
      Total current assets                                                            1,701,062       2,815,407

PROPERTY AND EQUIPMENT, NET                                                             140,615         153,541

OTHER ASSETS
    Debt issue cost                                                                      91,896         126,171
    Deposits                                                                             48,996          48,996
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  1,982,569    $  3,144,115
                                                                                   ============    ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                               $    318,792    $    184,757
    Deferred revenues                                                                    49,852          12,980
    Accrued liabilities                                                                 512,792         498,761
    Detachable warrants                                                              17,051,720       8,911,086
    Conversion debt option liability                                                  6,461,511       4,079,890
    Senior convertible notes payable                                                  4,971,433       3,251,947
    Accrued interest payable                                                            256,658          34,717
                                                                                   ------------    ------------
      Total current liabilities                                                      29,622,758      16,974,138

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value; 5,000,000 shares authorized                                -               -
    Common stock, $.001 par; 200,000,000 Shares authorized
     and 65,042,374 shares issued and outstanding at March 31, 2008 and
     December 31, 2007, respectively                                                     65,043          65,043
    Additional paid-in capital                                                       56,435,387      56,303,256
    Accumulated deficit                                                             (84,140,619)    (70,198,322)
                                                                                   ------------    ------------
      Total stockholders' deficit                                                   (27,640,189)    (13,830,023)
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $  1,982,569    $  3,144,115
                                                                                   ============    ============


       The accompanying notes are an integral part of these condensed consolidated financial statements




                            RAPTOR NETWORKS TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                             MARCH 31,         2007
                                                               2008        (AS RESTATED)
                                                           ------------    ------------

REVENUE, NET                                               $    149,486    $    162,771
COST OF SALES                                                    72,451          39,865
                                                           ------------    ------------

GROSS PROFIT                                                     77,035         122,906
                                                           ------------    ------------

OPERATING EXPENSES
 Salary expense and salary related costs                        753,504         595,608
 Marketing expense                                               21,441          17,973
 Research & development                                         221,883         302,505
 Selling, general and administrative                            527,863         889,577
                                                           ------------    ------------

    Total operating expenses                                  1,524,691       1,805,663
                                                           ------------    ------------

Loss from operations                                         (1,447,656)     (1,682,757)
                                                           ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income                                                  3,317           7,535
 Change in fair value of warrants and convertible debt      (10,522,255)    (18,874,208)
 Senior convertible note restructuring charges                        -      (2,089,284)
 Extinguishment of debt                                               -      11,571,860
 Cost of financing - Senior convertible note                          -     (18,333,208)
 Debt financing amortization - warrants and conversion
  feature                                                    (1,719,486)     (1,304,099)
 Interest expense                                              (256,217)       (213,707)
                                                           ------------    ------------

Total other income (loss)                                   (12,494,641)    (29,235,111)
                                                           ------------    ------------

Loss before income taxes                                    (13,942,297)    (30,917,868)
                                                           ------------    ------------

Income tax benefit                                                    -               -

NET LOSS                                                   $(13,942,297)   $(30,917,868)
                                                           ============    ============

Basic and diluted net loss per share                       $      (0.21)   $      (0.57)
                                                           ============    ============

Basic and diluted weighted average number of shares
  Outstanding                                                65,042,374      54,718,378
                                                           ============    ============

                  The accompanying notes are an integral part of these
                       condensed consolidated financial statements




                                             RAPTOR NETWORKS TECHNOLOGY, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                Total
                                                                Additional     Additional                    stockholders'
                                                                 Paid-in    Paid-in Capital-  Accumulated      equity
                                        Common Stock             Capital        Warrants        Deficit       (deficit)
                                 ---------------------------
                                   Number of
                                    shares         Amount
                                 ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2007         65,042,374   $     65,043   $ 51,529,824   $  4,773,432   $(70,198,322)   $(13,830,023)
                                 ------------   ------------   ------------   ------------   ------------    ------------
Stock Based Compensation                    -              -        132,131              -              -         132,131
Net loss for the quarter ended
March 31, 2008                              -              -              -              -    (13,942,297)    (13,942,297)
                                 ------------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2008            65,042,374   $     65,043   $ 51,661,955   $  4,773,432   $(84,140,619)   $(27,640,189)
                                 ============   ============   ============   ============   ============    ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.




                                   RAPTOR NETWORKS TECHNOLOGY, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                          For the three months ended
                                                                           March 31,       March 31,
                                                                             2008            2007
                                                                         ------------    ------------
                                                                                         (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(13,942,297)   $(30,917,868)
     Adjustments to reconcile net loss to net
      cash flows from operating activities:
         Depreciation                                                          17,876          58,032
         Amortization                                                       1,753,761       1,328,214
         Change in fair value of warrants and
          conversion option liability                                      10,522,255      18,874,208
         Gain on extinguishment of debt                                             -     (11,571,860)
         Senior convertible note restructuring charges                              -       2,204,909
         Stock based compensation expense                                     132,131          41,227
         Cost of financing senior convertible note                                  -      18,333,208
         Change in inventory reserve                                           25,008               -
     Changes in operating assets and liabilities:
          Accounts receivable                                                 341,369         199,710
          Prepaid expenses and other current assets                            69,918          33,694
          License fees                                                          2,192          51,560
          Inventory                                                          (111,262)       (101,036)
          Accounts payable                                                    148,066          90,337
          Accrued interest payable                                            221,941         (91,207)
          Other accrued liabilities                                                 -          35,177
          Deferred Revenue                                                     36,872          19,869
                                                                         ------------    ------------
     Net cash flows used for operating activities                            (782,170)     (1,411,826)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Property and equipment purchases                                      (4,950)        (29,943)
                                                                         ------------    ------------
     Net cash flows used for investing activities                              (4,950)        (29,943)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                                                   -         502,774
         Proceeds from issuance of convertible note payable                         -       1,600,000
                                                                         ------------    ------------
     Net cash flows provided by financing activities                                -       2,102,774
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (787,120)        661,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              952,828         821,388
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    165,708    $  1,482,393
                                                                         ============    ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid for interest                                                              -         165,172
Cash paid for taxes                                                             1,600               -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY:

Change in fair value of warrants and conversion option liability           10,522,255      18,874,208
Stock based compensation expense                                              132,131          41,227

   The accompanying notes are an integral part of these condensed consolidated financial statements


                                                 F-4

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

1.   GENERAL

BASIS OF PRESENTATION
---------------------

The accompanying condensed consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2007. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations expected for the full year or for any other period.

GOING CONCERN
-------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has sustained a net loss of 13,942,297 for the three month period ended March 31, 2008. Net cash used in operations for the three months ended March 31, 2008 was $782,170. The Company also has an accumulated deficit of $84,140,619 and a working capital deficit of $27,921,696 at March 31, 2008, of which $23,513,231 relates to the fair value of derivative financial instruments.

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

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and the Company is unable to secure additional financing, the Company could be forced to reduce or significantly curtail its business operations. This may cause us to seek out a strategic relationship with an entity who is better capitalized, or shift our business model, partially or perhaps even entirely, from a product development company to a technology licensing company. There can be no assurances that any strategic relationship, or changes in our business operations or business model will result in an improvement in the Company's financial condition or its ability to continue as a going concern.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

RECLASSIFICATIONS
-----------------

Certain previous year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

For a complete discussion of the Company's significant accounting policies, please refer to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

     Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

     Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

     Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

                                                Fair Value At March 31, 2008
                                                ----------------------------
                                      Total        Level 1        Level 2         Level 3
                                  ------------   ------------   ------------   ------------
Assets:
 Cash Equivalents                 $     10,328   $     10,328   $          -   $          -
                                  ------------   ------------   ------------   ------------
                                  $     10,328   $     10,328   $          -   $          -
                                  ============   ============   ============   ============

Liabilities:
  Detachable warrants             $ 17,051,720   $          -   $          -   $ 17,051,720
  Conversion option liability     $  6,461,511   $          -   $          -   $  6,461,511
                                  ============   ============   ============   ============

                                  $ 23,513,231   $          -   $          -   $ 23,513,231
                                  ============   ============   ============   ============

The Company's cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company's detachable warrant and conversion option liability are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the three months ended March 31, 2008.

                                                                March 31, 2008
                                                                --------------
Balance at beginning of period ..............................   $ (12,990,976)
   Change in fair value of warrants and convertible debt.....     (10,522,255)
                                                                -------------
Balance at end of period.....................................   $ (23,513,231)
                                                                =============

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company's stock price from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

2.   INVENTORY

                                                 March 31,     December 31,
                                                   2008            2007
                                               ------------    ------------
          Raw materials                        $    709,915    $    628,386
          Work In Process                            30,951          59,522
          Finished goods                            516,142         457,838
                                               ------------    ------------
                                                  1,257,008       1,145,746
          Less: Allowance for obsolescence         (229,766)       (204,758)
                                               ------------    ------------
          Inventory, net                       $  1,027,242    $    940,988
                                               ============    ============

3.   STOCK-BASED COMPENSATION

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

For the three month period ended March 31, 2008, the Company recognized $132,131 in stock based compensation costs related to the issuance of options to employees. These costs were calculated in accordance with SFAS No. 123(R) and are reflected in operating expenses. The total stock options for the 2005 Plan and non-plan options in the amounts of 1,321,333 and 1,145,000, respectively, results in a total of 2,466,333 options outstanding at March 31, 2008.

2005 Stock Plan
---------------

The Company's 2005 Stock Plan was approved by the Company's Board of Directors on April 7, 2005, approved by the Company's shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan ("2005 Plan") by the Company's Board of Directors on June, 29, 2007. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission ("SEC") in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007. Prior to that time, the Company issued only non-plan stock options. The 2005 Plan is now the Company's only formal plan for providing stock-based incentive compensation to the Company's eligible employees, non-employee directors and certain consultants. The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan. As of March 31, 2008 the 2005 Plan had a total of 1,321,333 options outstanding and 1,678,667 shares reserved for future grants.

Non-Plan Options
----------------

Prior to approval of our 2005 Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to our employees and non-employee members of the board of directors. The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of March 31, 2008, there were 1,145,000 non-plan options outstanding.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Information with respect to stock option activity is as follows:

                                                                      Weighted
                                                                      Average
                                                      Weighted       Remaining      Aggregate
                                                      Average      Contract Term    Intrinsic
Options                                Shares      Exercise Price     (Years)         Value
-------                             ------------    ------------   ------------   ------------
Outstanding, December 31, 2007         1,801,000    $       1.01
Granted                                  712,000    $       0.67
Forfeited / Expired                      (46,667)   $       0.89

Exercised                                      -               -
                                    ------------   ------------
Outstanding, March 31, 2008            2,466,333    $       0.91           5.91   $    111,520
                                    ============    ============   ============   ============
Exercisable, March 31, 2008            1,317,167    $       1.00           4.55   $          -
                                    ============    ============   ============   ============

A summary of the status of the Company's unvested shares as of March 31, 2008 is presented below:

                                                 Weighted Average
                                     Number of      Grant-Date
                                      Shares        Fair Value
                                   ------------    ------------
Non-vested at January 1, 2008           619,167
Granted                                 712,000    $       0.53
Vested                                 (165,334)           0.64
Non-vested shares forfeited             (16,667)           0.54
                                   ------------    ------------
Non-vested at March 31, 2008          1,149,166    $       0.58
                                   ============    ============

As of March 31, 2008 total unrecognized stock-based compensation cost related to unvested stock options was approximately $414,541 which is expected to be recognized over a weighted average period of approximately 2.42 years.

The following table set forth the weighted-average key assumptions and fair value results of stock options granted during the three-month period ended March 31, 2008 and March 31, 2007, respectively.

                                                March 31, 2008    March 31, 2007
                                                --------------    --------------

Dividend Yield..............................          0.00%            0.00%
Risk-Free Interest Rate.....................          3.28%            4.56%
Expected Life...............................       5.00 years       3.00 years
Expected Volatility.........................         109.52%          115.71%

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

4.   SENIOR CONVERTIBLE NOTE PAYABLE

Senior convertible notes consisting of $8,804,909 in notes issued on July 31, 2006 and January 18, 2007

                                                 Senior                         Detachable     Conversion
                                              Convertible     Note payable       Warrants        Option
                                              note payable   Debt Discount      Liability       Liability
                                              ------------    ------------    ------------    ------------
Balance at December 31, 2005                  $          -    $          -    $          -    $          -
                                              ============    ============    ============    ============

July 31, 2006 Senior convertible notes          (5,000,000)      5,000,000      (4,431,011)     (3,068,783)

Change in fair value of warrants                         -               -      (5,342,956)              -

Change in fair value of conversion
feature                                                  -               -               -      (3,737,837)

Amortization of debt discount                            -      (1,041,666)              -               -
                                              ------------    ------------    ------------    ------------
Balance at December 31, 2006 as restated      $ (5,000,000)   $  3,958,334    $ (9,773,967)   $ (6,806,620)
                                              ============    ============    ============    ============

Amortization and change in fair  values
from January 1 to January 18, 2007                (114,247)        524,400         640,241

To record gain on extinguishment of debt                 -      (3,844,087)      9,249,567       6,166,379

January 18 Senior convertible notes
amended                                         (3,804,909)              -               -               -

Detachable L Warrant and Conversion
feature January 18, 2007                                 -       8,804,909     (16,279,237)    (10,858,880)

Recognition of detachable M warrant
feature, July 30, 2007                                   -               -      (4,144,328)              -

Reduction upon conversion of note                2,707,475               -               -       6,079,443

Change in fair value of L Warrants                       -               -       9,752,888               -

Change in fair value of M Warrants                       -               -       1,974,487               -

Change in fair value of conversion
feature                                                  -               -               -         849,975

Amortization of debt discount to other
expense                                                  -      (5,473,312)              -               -
                                              ------------    ------------    ------------    ------------
Balance at December 31, 2007                  $ (6,097,434)   $  3,331,597    $ (8,696,190)   $ (3,929,462)
                                              ============    ============    ============    ============

Change in fair value of L Warrants                       -               -      (6,611,177)              -

Change in fair value of M Warrants                       -               -      (1,174,482)              -

Change in fair value of conversion
feature                                                  -               -               -      (2,133,138)

Amortization of debt discount to other
expense                                                  -      (1,427,820)              -               -
                                              ------------    ------------    ------------    ------------
Balance at March 31, 2008                     $ (6,097,434)   $  1,903,777    $(16,481,849)   $ (6,062,600)
                                              ============    ============    ============    ============

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

The terms of the amended convertible notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No.
133. These conversion features could result in a required number of shares to be issued upon conversion that is greater than the currently authorized number of shares and therefore the convertible note does not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on January 18, 2007 was valued at $10,858,880. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at December 31, 2007 and March 31, 2008 was $3,929,462 and $6,062,600, respectively, resulting in the recognition of a $2,133,138 loss recorded to other expenses for the three months period ended March 31, 2008. The Note holders have elected to make certain deferrals for their June 1, 2007 through March 31, 2008 standard conversions.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at March 31, 2008 are as follows:

Stock price of $0.83
Exercise price of $0.44
Volatility of 83.2 %
Expected life 0.75 years
Interest rate of 1.53%

The combined fair value of the detachable conversion feature and the L warrants at January 18, 2007 was $27,138,117. The face value of the related senior convertible note was $8,804,909. Therefore, the Company recognized the excess of $18,333,208 as a charge to the Cost of Financing in January 2007. The amount of $8,804,909 mentioned before represents the debt discount liability which is amortized over the lifetime of the notes. Amortization of the $8,804,909 debt discount liability equals $1,427,820 for the three months period ended March 31, 2008.

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

The initial amount of the detachable L Warrants and the recognizable M Warrants were $16,279,237 and $4,144,328, respectively. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable L and recognizable M Warrants at December 31, 2007 and March 31, 2008 were $8,696,190 and $16,481,849, respectively, resulting in the recognition of a $7,785,659 loss recorded to other expenses for the three months period ended March 31, 2008. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

Stock price of $0.83
Exercise price of $0.44
Volatility of 83.2 %
Expected life 0.75 years
Interest rate of 1.53%

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

The holders' right to exercise the 9,761,536 Series M Warrants was contingent on a mandatory conversion of the notes at the option of the Company. A mandatory conversion for a portion of the notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares. At March 31, 2007, an amount of 2,115,175 Series M Warrants remain contingent until there is a further mandatory conversion of the notes. The value of these remaining warrants measured at fair value on January 18, 2007 using the Black-Scholes option pricing model is $1,146,425 and will be recognized upon a mandatory conversion at the option of the Company, if any.

In connection with the $8,804,909 private placement, the Company issued to the placement agent warrants with a term of five years to purchase 600,710 shares of the Company's common stock. These placement agent warrants are immediately exercisable and have an exercise price of $0.43948 per share. The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. The resulting net debt issuance cost at March 31, 2008 was $37,990. During the three month period ended March 31, 2008, the Company amortized $28,500 to interest expense.

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

$3,500,000 July 2007 Senior Secured Convertible Note Financing
--------------------------------------------------------------

                                             Senior                        Detachable      Conversion
                                           Convertible     Note payable     Warrants        Option
                                          note payable    Debt Discount     Liability      Liability
                                          ------------    ------------    ------------    ------------

Balance at December 31, 2006              $          -    $          -    $          -    $          -
                                          ============    ============    ============    ============

July 2007 Senior convertible notes          (3,500,000)              -               -               -

Detachable warrant and Conversion
feature July 2007                                    -       3,500,000      (3,282,069)     (2,297,449)

Change in fair value of warrants                     -               -       3,067,173               -

Change in fair value of conversion
feature                                              -               -               -       2,147,021

Amortization of debt discount to other
expense                                              -        (486,110)              -               -
                                          ------------    ------------    ------------    ------------
Balance at December 31, 2007              $ (3,500,000)   $  3,013,890    $   (214,896)   $   (150,428)
                                          ============    ============    ============    ============

Change in fair value of warrants                     -               -        (354,976)              -

Change in fair value of conversion
feature                                              -               -               -        (248,483)

Amortization of debt discount to other
expense                                              -        (291,666)              -               -
                                          ------------    ------------    ------------    ------------

Balance at March 31, 2008                 $ (3,500,000)   $  2,722,224    $   (569,872)   $   (398,911)
                                          ============    ============    ============    ============

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                 Notes:                             2,909,636
                 N Warrants:                        2,909,636
                 O Warrants:                        1,891,263
                 P Warrants:                        1,246,987
                 --------------------------------------------
                 Total:                             8,957,522

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

The terms of the Secured Notes include certain conversion features that represent derivative financial instruments under paragraph 12 of SFAS No. 133. These conversion features could result in a variable number of shares to be issued upon conversion and therefore the Secured Notes do not qualify as conventional convertible debt as defined by EITF 05-02. As such, in accordance with paragraph 4 of EITF 00-19, the Company has classified the conversion feature as a liability on its balance sheet measured at fair value using the Black-Scholes option pricing model. The initial amount of this conversion liability on July 30, 2007 was valued at $2,297,449. SFAS No. 133 and EITF 00-19 further require the Company to account for the conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the conversion feature at December 31, 2007 and March 31, 2008 was $150,428 and $398,911, respectively, resulting in the recognition of a $248,483 loss recorded to other expenses for the three months period ended March 31, 2008. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value at March 31, 2008 are as follows:

Stock price of $0.83
Exercise price of $1.2029
Volatility of 83.2%
Expected life 0.75 years
Interest rate of 1.53%

The combined fair value of the conversion feature and the detachable N warrants and P warrant at July 30, 2007 was $5,579,518. The face value of the related Secured Notes was $3,500,000. Therefore, the Company recognized the excess of $2,079,518 as a charge to the Cost of Financing in July 2007. The amount of $3,500,000 mentioned before represents the debt discount liability which is amortized over the lifetime of the notes. Amortization of the $3,500,000 debt discount liability equals $291,666 for the three months period ended March 31 2008.

With respect to the Series N Warrants and the Series P Warrants, it is noted that the conversion feature could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company's control, could impact the Company's ability to maintain the appropriate level of reserved shares in place required for the Series N Warrants and the Series P Warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate appropriate reserves for shares issuable upon exercise of the Series N Warrants and Series P Warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the Series N Warrants and Series P Warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model. On July 30, 2007 the initial amount of the detachable N Warrants and P Warrants combined was valued at $3,282,069. SFAS No. 133 and EITF 00-19, further require the Company to account for the detachable warrant conversion feature using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The fair market value of the detachable warrants at December 31, 2007 and March 31, 2008 was $214,896 and $569,872, respectively, resulting in the recognition of a $354,976 loss recorded to other expenses for the three months period ended March 31, 2008. The key assumptions used in applying the Black-Scholes option pricing model to determine the fair value are as follows:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Stock price of $0.83
Exercise price of $1.2029
Volatility of 83.2%
Expected life 0.75 years
Interest rate of 1.53%

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

5.   WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                             Weighted Average
                                              Shares          Exercise Price
                                            -----------      ----------------
  Outstanding at December 31, 2007           55,604,444        $      0.76
    Granted                                           -                  -
    Cancelled/Forfeited                               -                  -
    Exercised                                         -                  -
                                            -----------        -----------
  Outstanding at March 31, 2008              55,604,444        $      0.76
                                            ===========        ===========

The following tables summarize warrants outstanding at March 31, 2008:

  Range          Number        Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
  -----          ------        --------------    ---------------    -----------
$.40-2.50      55,604,444           1.81              $0.76          53,713,181

                                                  OUTANDING AT         EXERCISED/                     OUTANDING AT
     SERIES             ISSUE DATE                  12/31/07           FORFEITED         GRANTED         3/31/08
  ----------------------------------------------------------------------------------------------------------------
        A               April 2004                          -                 -               -                  -
        B               April 2004                  1,950,001                 -               -          1,950,001
        C               June, 2004                          -                 -               -                  -
        D               June, 2004                    972,223                 -               -            972,223
        E                2004-2005                    141,000                 -               -            141,000
        F               April 2005                     14,385                 -               -             14,385
        G               April 2005                  3,564,188                 -               -          3,564,188
      G-BH              April 2005                  1,505,989                 -               -          1,505,989
        H               April 2005                          -                 -               -                  -
        I              February 2005                   10,000                 -               -             10,000
        J               August 2005                    16,255                 -               -             16,255
        K                Not Used                           -                 -               -                  -
       L-1       July 2006 & January 2007          22,754,163                 -               -         22,754,163
       L-2             January 2007                 7,281,332                 -               -          7,281,332
       M-1               July 2006                  7,395,103                 -               -          7,395,103
       M-2             January 2007                 2,366,433                 -               -          2,366,433
        N                July 2007                  2,909,636                 -               -          2,909,636
        O                July 2007                  1,891,263                 -               -          1,891,263
        P                July 2007                  1,246,987                 -               -          1,246,987
      MISC               2003-2007                  1,585,486                 -               -          1,585,486
                                                  -----------       -----------     -----------        -----------
  TOTAL                                            55,604,444                 -               -         55,604,444
                                                  ===========       ===========     ===========        ===========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

6.   SUBSEQUENT EVENTS

APRIL 2008 SENIOR SECURED CONVERTIBLE NOTE FINANCING
----------------------------------------------------

On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, and July 2007, for total gross proceeds of $3.125 million, we issued Senior Secured Convertible Notes in the aggregate principal amount of $3.125 million ("Secured Notes"), Series Q warrants and 3,125,000 shares of the Company's common stock in a private placement transaction. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets, requires the Company to pledge the stock of the Company's subsidiary, and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

                Notes:                               3,125,000
                Q Warrants:                          6,250,000
                ----------------------------------------------
                Total:                               9,375,000

The Secured Notes carry an interest rate of 10.00% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on March 31, 2010. This date may be extended, at the option of the investors, by up to two years. Interest on the Secured Notes in the amount of $625,000, representing two years of interest, was prepaid to the investors at the closing. The Secured Notes are immediately convertible at a conversion price of $1.00 per share. The entire outstanding principal balance and any outstanding fees or interest (if any) shall be due and payable in full on the maturity date. The Q Warrants carry a strike price of $1.00 for each share and are immediately exercisable. The Q warrants expire on March 31, 2017.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require the Company to redeem the Secured Notes at a premium. In addition, at any time on or after September 30 2008, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or 15.0% discount to the recent volume weighted average price of the Company's common stock, or at the option of the Company, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period.

The conversion price of the Secured Notes and the exercise price of the Q Warrants are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

The anti dilution provisions in this financing will impact the strike price of the notes and warrants (N, O and P Warrants) of the July 2007 Senior Secured Convertible Note Financing which will result in the need for issuing an additional number of note shares of 4,090,364 and N, O and P Warrant shares of 8,502,114. The strike price for these note and warrant shares will be $0.50 compared to the $1.2029 strike price applicable for the July 2007 financing.

The Secured Notes and the Q Warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%).

The Company has agreed to register the shares of common stock underlying the Secured Notes, Q Warrants, and common stock issued. If the Company fails to meet the filing or effectiveness requirements, subject to certain grace periods, the Company may be required to pay liquidated damages of $62,500 on the date of such failure, and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by the Company for failure to meet the filing and effectiveness requirements are capped at $390,625.

OPTIONS ISSUED
--------------

Subsequent to March 31, 2008, the Company granted 195,000 common stock purchase options to certain employees which vest at the rate of 33 1/3% on each of the first, second and third anniversaries of the date of grant, expire on the eight-year anniversary of the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" or variations of those terms and other similar expressions, including their use in the negative. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     o    adverse economic conditions,
     o    entry of new and stronger competitors,
     o    our inability to raise additional capital,
     o    our inability to continue as a going concern,
     o    unexpected costs and operating deficits,
     o    lower sales and revenues than forecast,
     o failure to establish relationships with and capitalize upon access to new customers,
     o    litigation and administrative proceedings involving us or products,
     o    adverse publicity and news coverage,
     o    inability to carry out our marketing and sales plans,
     o    changes in interest rates and inflationary factors, and
     o other specific risks that may be referred to in this report or in other reports that we have issued.

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

OVERVIEW

     We design, produce and sell standards-based, proprietary high-speed network switching technologies. Our "distributed network switching technology" allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications. The implementation of our products in a user's network provides increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

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

GOING CONCERN QUALIFICATION

     We have a limited operating history with minimal sales and have sustained net losses of $84,140,619 through March 31, 2008 and $70,198,322 at December 31, 2007. At March 31, 2008, we had a deficit in working capital of $27,921,696 of which $23,513,231 relates to the fair value of derivative financial instruments. Since our inception, including the three months ended March 31, 2008, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions raise substantial doubt about our ability to continue as a going concern and our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2007.

     Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. In July 2007, the Company raised an additional $3.5 million and in the period from September to December 2007, the Company received an additional $430,302 from the cash exercise of existing warrants. In April 2008, the Company raised an additional $3,125 million. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. If increased revenues and profits do not materialize, and the Company is unable to secure additional financing, the Company could be forced to reduce or significantly curtail its business operations. This may cause us to seek out a strategic relationship with an entity who is better capitalized, or shift our business model, partially or perhaps even entirely, from a product development company to a technology licensing company. There can be no assurances that any strategic relationship, or changes in our business operations or business model will result in an improvement in the Company's financial condition or its ability to continue as a going concern.

     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

RISK FACTORS

     The Risk Factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 have not materially changed and are incorporated into this Form 10-QSB.

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

Inventory Valuations
--------------------

     We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Our provision for excess and obsolete inventory increased from $204,758 at December 31, 2007 to $229,756 at March 31, 2008.

Accounting Treatment for Derivatives
------------------------------------

EMBEDDED CONVERSION FEATURE
---------------------------

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

WARRANTS
--------

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

COST OF FINANCING DERIVATIVE INSTRUMENTS
----------------------------------------

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2008 and 2007. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

                                                March 31, 2008  March 31, 2007
                                                --------------  --------------
     Net Sales                                   $    149,486    $    162,771
     Cost of Sales                                     72,451          39,865
                                                 ------------    ------------
     Gross Profit                                      77,035         122,906

     Operating expenses
        Salary and salary related costs               753,504         595,608
        Marketing expense                              21,441          17,973
        Research and Development Costs                221,883         302,505
        Selling, general and administrative           527,863         889,577
                                                 ------------    ------------
     Total operating expenses                       1,524,691       1,805,663

       Net Other Income (loss)                    (12,494,641)    (29,235,111)
     Loss before Income tax provision
       Income tax provision                                 -               -
                                                 ------------    ------------
     Net loss                                    $(13,942,297)   $(30,917,868)
                                                 ============    ============

NET SALES

During the three months ended March 31, 2007 and March 31, 2008, we realized revenues of $162,771 and $149,486 respectively. This revenue decrease was primarily due to a reorganization of the sales team and an increased focus on government business which generally requires a longer selling cycles. We believe the reorganized sales team, combined with the potential of the government market for our products, could provide returns later in fiscal year 2008. During the first quarter of 2008, we sold four ER-1010 systems and eight OR-1048 systems to four customers.

GROSS MARGIN

Our gross profit was $122,906 and $77,035 in the first quarter of 2007 and 2008, respectively, representing a gross margin in the first quarter of 2007 of 76% versus a gross margin in the first quarter of 2008 of 52%. The primary reason for this decrease of margins was a charge in obsolete inventory of approximately $25,000 in 2008. After the elimination of this charge, the gross margin for the first quarter of 2008 would be 68%. The remaining variance in our gross margin relates to higher discounts granted to customers in the first quarter of 2008.

OPERATING EXPENSES

Our total operating expenses decreased from $1,805,663 during the first quarter of 2007 to $1,524,691 during the first quarter of 2008. This 16% decrease was mainly due to a substantial reduction of funding related expenses. A more detailed description of the overall decrease in our operating expenses can be found below.

SALARY EXPENSES

Salary and salary-related expenses increased from $595,608 in the first quarter of 2007 to $753,504 in the first quarter of 2008, representing a 27% increase. This increase is the result of an increase of $91,000 in stock-based compensation charges, due to prior year granted employee stock options vesting during the first quarter of 2008. The remainder of the increase in salaries related to incremental salary increases granted to most employees in January 2008.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased from $302,505 in the first quarter of 2007 to $221,883 in the first quarter of 2008. The main reasons for this decrease are a $56,238 reduction of rental expenses for design tools and a $50,000 decrease of development expenses in connection with software development support in the first quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased from $889,577 in the first quarter of 2007 to $527,863 in the first quarter of 2008. This decrease of $361,714 or 41% was due to a decrease in legal fees of $179,280 and a decrease of finder's fees of $96,000 in connection with the January 18, 2007 financing. In addition, decreases in depreciation expense of $40,155 and recruitment expenses of $37,417 were offset by increases of rent of $15,656, audit expenses of $19,995 and expenses for accounting support in connection with Sarbanes-Oxley compliance work incurred in the first quarter of 2008, in the amount of $23,455.

NET OTHER INCOME

Net other income (loss) decreased from a loss of $29,235,111 in the first quarter of 2007 to a loss of $12,494,641 in the first quarter of 2008. The primary reasons for this decrease are:

     o In the first quarter of 2007, we restructured our July 2006 financing and in connection with this restructuring we expensed the fair value of the conversion feature and warrants in excess of the face value of the debt host instrument for a total amount of $18,333,208. In addition, we recorded a gain of $11,571,860 in connection with an extinguishment of debt and recorded restructuring charges for a total amount of $2,089,284. We did not incur this type of restructuring-related expense in the first quarter of 2008.

     o With respect to the January 18, 2007 and July 2007 financings, and as prescribed by SFAS No. 133 and EITF 00-19, we were required to account for the warrants and the embedded conversion feature associated with these transactions as liabilities at their respective estimated fair values. We were also required to adjust the estimated fair value of these liabilities at each period-end with the resultant gain or loss recorded against earnings and such amounts aggregated to a loss of $18,874,204 in the first quarter ending March 31, 2007 and a loss of $10,522,225 in first quarter ending March 31, 2008. The decrease in loss is mainly caused by the differences in stock prices.

     o In the first quarter of 2007, we amortized the net debt discount of $8,804,909, resulting in a charge of $1,304,099 representing two and a half months of amortization. In the first quarter of 2008, we amortized the net debt discount of $12,304,909 resulting in a charge of $1,719,486, representing three months of amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2007 and 2006. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the "Risk Factor" section under Item 1 of this Report and our most recent annual report on Form 10-KSB, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

     For the year ended December 31, 2007 we sustained net losses of $9,509,247. Since our inception, including the period ended December 31, 2007 we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of March 31, 2008, we had a deficit in working capital of $27,921,696 of which $23,513,231 relates to the fair value of derivative financial instruments. Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations, as more fully described below. However, we anticipate that additional capital may need to be raised to fund operations later in 2008 and there can be no assurance additional financing can be obtained or that sufficient revenues will be generated thereafter to fund our operating requirements. If increased revenues and profits do not materialize, and the Company is unable to secure additional financing, the Company could be forced to reduce or significantly curtail its business operations. This may cause us to seek out a strategic relationship with an entity who is better capitalized, or shift our business model, partially or perhaps even entirely, from a product development company to a technology licensing company. There can be no assurances that any strategic relationship, or changes in our business operations or business model will result in an improvement in the Company's financial condition or its ability to continue as a going concern.


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

                 Notes:                        2,909,636
                 N Warrants:                   2,909,636
                 O Warrants:                   1,891,263
                 P Warrants:                   1,246,987
                 ---------------------------------------
                 Total:                        8,957,522

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

April 2008 Senior Secured Convertible Note Financing
----------------------------------------------------

     On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, and July 2007, for total gross proceeds of $3.125 million we issued Senior Secured Convertible Notes in the aggregate principal amount of $3.125 million ("Secured Notes"), Series Q warrants and 3,125,000 shares of the Company's common stock in a private placement transaction. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets, requires the Company to pledge the stock of the Company's subsidiary, and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

                Notes:                      3,125,000
                Q Warrants:                 6,250,000
                -------------------------------------
                Total:                      9,375,000

     The Secured Notes carry an interest rate of 10.00% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on March 31, 2010. This date may be extended, at the option of the investors, by up to two years. Interest on the Secured Notes in the amount of $625,000, representing two years of interest, was prepaid to the investors at the closing. The Secured Notes are immediately convertible at a conversion price of $1.00 per share. The entire outstanding principal balance and any outstanding fees or interest (if any) shall be due and payable in full on the maturity date. The Q Warrants carry a strike price of $1.00 for each share and are immediately exercisable. The Q warrants expire on March 31, 2017.

     In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require the Company to redeem the Secured Notes at a premium. In addition, at any time on or after September 30 2008, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or 15.0% discount to the recent volume weighted average price of the Company's common stock, or at the option of the Company, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period.

     The conversion price of the Secured Notes and the exercise price of the Q Warrants are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

     The anti dilution provisions in this financing will impact the strike price of the notes and warrants (N, O and P Warrants) of the July 2007 Senior Secured Convertible Note Financing which will result in the need for issuing an additional number of note shares of 4,090,364 and N, O and P Warrant shares of 8,502,114. The strike price for these note and warrant shares will be $0.50 compared to the $1.2029 strike price applicable for the July 2007 financing.

     The Secured Notes and the Q Warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%).

     The Company has agreed to register the shares of common stock underlying the Secured Notes, Q Warrants, and common stock issued. If the Company fails to meet the filing or effectiveness requirements, subject to certain grace periods, the Company may be required to pay liquidated damages of $62,500 on the date of such failure, and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by the Company for failure to meet the filing and effectiveness requirements are capped at $390,625.

     The foregoing raises during fiscal years ended December 31, 2006 and 2007 and the second quarter of 2008 have enabled us to further enhance and stabilize product performance, reduce the cost of manufacturing by redesign, build an inventory of finished products, generate a certain level of interest in the marketplace and support our continuing operations. We anticipate that additional capital may need to be raised later in 2008 to fund our continuing operations and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the first quarter ended March 31, 2008.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

     Exhibits
     --------

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

10.1 Securities Purchase Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 2, 2008)

10.2 Registration Rights Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on April 2, 2008)

10.3 Form of Senior Secured Convertible Note (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on April 2, 2008)

10.4      Form of Series Q Warrants (incorporated herein by reference to Exhibit
          10.4 to the Company's Form 8-K filed with the April 2, 2008)

10.5 Security Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K filed with the April 2, 2008)

10.6 Pledge Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K filed with the April 2, 2008)

10.7 Guaranty (incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K filed with the April 2, 2008)

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


                                   RAPTOR NETWORKS TECHNOLOGY, INC.


     Date:  May 15, 2008           By:  /s/ THOMAS M. WITTENSCHLAEGER
                                        --------------------------------------
                                        Thomas M. Wittenschlaeger,
                                        Chief Executive Officer
                                        (principal executive officer)


     Date:  May 15, 2008           By:  /s/ BOB VAN LEYEN
                                        --------------------------------------
                                        Bob van Leyen,
                                        Chief Financial Officer and Secretary
                                        (principal financial and accounting
                                        officer)

             EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q


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