Form 10-Q
period 2008-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2008-08-14
CIK 1163300

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  _________ TO ___________

                        Commission File Number: 000-51443

                                    ---------

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

                                   ----------

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

        Large accelerate filer | |                   Accelerated filer | |
        Non-accelerated filer  | |
                  (Do not check if a smaller reporting company

 Smaller reporting company | X |

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | | No |X|

         As of August 13, 2008, there were 69,811,316 shares of the issuer's common stock, $0.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|



                         PART I - FINANCIAL INFORMATION
                                                                                                            PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2008 (unaudited)
             and December 31, 2007 (audited).....................................................            F-1

             Consolidated Statements of Operations for the Three and Six Months
             Ended June 30, 2008 and 2007 (unaudited)............................................            F-2

             Consolidated Statements of Stockholders' Equity for the Six Months
             Ended June 30, 2008 (unaudited) ....................................................            F-3

         Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2008 and 2007 (unaudited)..................................................            F-4

         Notes to Consolidated Financial Statements (unaudited)..................................            F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................              1

Item 4T.  Controls and Procedures................................................................             11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................             13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................             13

Item 3.  Defaults Upon Senior Securities.........................................................             13

Item 4.  Submission of Matters to a Vote of Security Holders.....................................             13

Item 5.  Other Information.......................................................................             13

Item 6.  Exhibits................................................................................             14

Signatures.......................................................................................             15

Exhibits Filed with this Report on Form 10-Q.....................................................             16



                        RAPTOR NETWORKS TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                      JUNE 30,        DECEMBER 31,
                                                                       2008               2007
                                                                    ------------      ------------
                                                                     (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents                                          $    640,566      $    952,828
 Accounts receivable, net                                                363,549           462,555
 Inventories, net                                                      1,027,051           940,988
 Prepaid interest                                                        312,500                --
 License fees                                                            222,306           226,690
 Other current assets                                                    181,557           232,346
                                                                    ------------      ------------
   Total current assets                                                2,747,529         2,815,407
                                                                    ------------      ------------
PROPERTY AND EQUIPMENT, NET                                              129,771           153,541
 OTHER ASSETS
 Prepaid interest, net of current portion                                234,375                --
 Debt issuance costs                                                      39,483           126,171
 Deposits                                                                 46,696            48,996
                                                                    ------------      ------------
TOTAL ASSETS                                                        $  3,197,854      $  3,144,115
                                                                    ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $    212,677      $    184,757
  Accrued interest payable                                               267,585            34,717
  Deferred revenues                                                       32,991            12,980
  Accrued liabilities                                                    715,795           498,761
  Detachable warrant liabilities                                      18,494,486         8,911,086
  Conversion option liabilities                                        7,292,968         4,079,890
  Senior convertible notes payable, net of debt discount of
     $6,335,332 and $6,345,487                                         6,215,890         3,251,947
                                                                    ------------      ------------
   Total current liabilities                                          33,232,392        16,974,138
                                                                    ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized:
   no shares issued and outstanding                                           --                --
Common stock, $.001 par; 200,000,000 shares authorized:
   68,561,316 and 65,042,374 shares issued and outstanding                68,562            65,043
Additional paid-in capital                                            59,332,777        56,303,256
Accumulated deficit                                                  (89,435,877)      (70,198,322)
                                                                    ------------      ------------
   Total stockholders' equity (deficit)                              (30,034,538)      (13,830,023)
                                                                    ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  3,197,854      $  3,144,115
                                                                    ============      ============


    The accompanying notes are an integral part of these consolidated financial statements.




                                            RAPTOR NETWORKS TECHNOLOGY, INC.
                                               CONSOLIDATED STATEMENTS OF
                                                 OPERATIONS (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                       JUNE 30,           JUNE 30,         JUNE 30,           JUNE 30,
                                                        2008               2007              2008               2007
                                                     ------------      ------------      ------------      ------------
REVENUES, NET                                        $    326,660      $    237,857      $    476,146      $    400,628
COST OF SALES                                              73,553           122,727           146,004           168,728
                                                     ------------      ------------      ------------      ------------
GROSS PROFIT                                              253,107           115,130           330,142           231,900
                                                     ------------      ------------      ------------      ------------
OPERATING EXPENSES
  Salary expense and salary related costs                 547,779           481,688         1,169,033         1,234,310
  Marketing expense                                        57,369            63,332            78,810            81,305
  Research and development                                328,536           522,917           682,669           668,408
  Selling, general and administrative                     981,056           758,320         1,508,919         1,641,761
                                                     ------------      ------------      ------------      ------------
    Total operating expenses                            1,914,740         1,826,257         3,439,431         3,625,784
                                                     ============      ============      ============      ============
Loss from operations                                   (1,661,633)       (1,711,127)       (3,109,289)       (3,393,884)
                                                     ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
   Interest income                                          6,309             6,711             9,626            14,246
   Change in fair value of warrants and                 8,269,270        (5,452,070)       (2,253,202)      (24,326,278)
     conversion option liabilities
   Senior convertible note restructuring charges               --                --                --        (2,089,284)
   (Loss) gain on extinguishment of debt               (4,828,957)               --        (4,828,957)       11,571,860
   Cost of financing senior convertible notes          (4,548,846)               --        (4,548,846)      (18,333,208)
   Amortization of discount on convertible debt        (2,193,445)       (1,427,820)       (3,912,931)       (2,731,922)
   Interest expense                                      (337,956)         (224,234)         (593,956)         (437,941)
                                                     ------------      ------------      ------------      ------------
Total other income (expense)                           (3,633,625)       (7,097,413)      (16,128,266)      (36,332,527)
                                                     ------------      ------------      ------------      ------------
Loss before income taxes                               (5,295,258)       (8,808,540)      (19,237,555)      (39,726,411)
Income tax benefit                                             --                --                --                --
                                                     ------------      ------------      ------------      ------------
NET LOSS                                             $ (5,295,258)     $ (8,808,540)     $(19,237,555)     $(39,726,411)
                                                     ============      ============      ============      ============
Basic and diluted net loss per share                 $      (0.08)     $      (0.15)     $      (0.29)     $      (0.70)
                                                     ============      ============      ============      ============
Basic and diluted weighted-average shares
  outstanding                                          68,204,985        58,225,795        66,623,680        56,481,775
                                                     ------------      ------------      ------------      ------------

 The accompanying notes are an integral part of these consolidated financial statements.






                                             RAPTOR NETWORKS TECHNOLOGY, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                            Common Stock
                                     ---------------------------
                                       Number of                        Additional       Accumulated    Total Stockholders'
                                        shares          Amount       Paid-In Capital       Deficit        Equity/(Deficit)
                                     ------------     ------------   ---------------    -------------    -----------------
Balance, December 31, 2007             65,042,374     $     65,043     $ 56,303,256     $(70,198,322)     $(13,830,023)
                                     ------------     ------------     ------------     ------------      ------------
Stock based compensation                       --               --          132,131               --           132,131
Net loss for the quarter ended
March 31, 2008                                 --               --               --      (13,942,297)      (13,942,297)
                                     ------------     ------------     ------------     ------------      ------------
Balance, March 31, 2008                65,042,374     $     65,043     $ 56,435,387     $(84,140,619)     $(27,640,189)
                                     ------------     ------------     ------------     ------------      ------------
Common stock issued in private
placement (see note 4)                  3,125,000            3,125        2,528,125               --         2,531,250
Common stock issued upon
conversion of senior convertible
notes                                     393,942              394          324,667               --           325,061

Stock based compensation                       --               --           44,598               --            44,598
Net loss for the quarter ended
June 30, 2008                                  --               --               --       (5,295,258)       (5,295,258)
                                     ------------     ------------     ------------     ------------      ------------
Balance, June 30, 2008                 68,561,316     $     68,562     $ 59,332,777     $(89,435,877)     $(30,034,538)
                                     ============     ============     ============     ============      ============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-3





                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                      For the six months ended
                                                                  June 30, 2008     June 30, 2007
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(19,237,555)     $(39,726,411)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                       28,720           118,251
     Amortization                                                    3,985,827         2,784,534
     Change in fair value of warrants and conversion options         2,252,985        24,326,278
     Loss/(gain) on extinguishment of debt                           4,828,957       (11,571,860)
     Senior convertible note restructuring charges                          --         2,204,909
     Stock-based compensation                                          176,729            85,606
     Warrants issued                                                        --           166,560
     Cost of financing senior convertible note                       4,548,846        18,333,208
     Change in inventory reserve                                      (143,047)           93,361
     Interest expense converted to common stock                             --             6,007
     Changes in operating assets and liabilities:
        Accounts receivable                                             99,006           204,092
        Inventories                                                     56,985          (108,870)
        Prepaid expenses and other current assets                     (496,086)           42,328
        License fees                                                     4,384            54,420
        Deposits                                                         2,300            35,578
        Accounts payable and accrued liabilities                       204,840           163,126
        Accrued interest payable                                       234,786           (84,181)
        Other accrued liabilities                                           --            60,748
        Deferred revenue                                                20,011                18
                                                                  ------------      ------------
Net cash used in operating activities                               (3,432,312)       (2,812,298)
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (4,950)          (35,057)
                                                                  ------------      ------------
  Net cash used in investing activities                                 (4,950)          (35,057)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                    --           630,132
Proceeds from issuance of convertible note payable
  and common stock                                                   3,125,000         1,600,000
                                                                  ------------      ------------
Net cash provided by financing activities                            3,125,000         2,230,132
                                                                  ------------      ------------
Net decrease in cash                                                  (312,262)         (617,223)
CASH AT BEGINNING OF YEAR                                              952,828           821,388
                                                                  ------------      ------------
CASH AT END OF YEAR                                               $    640,566      $    204,165
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $    208,366      $     84,181
                                                                  ============      ============
  Cash paid for income taxes                                      $      1,600      $         --
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES:


Conversion of debt to equity                                      $    172,930      $  2,171,249
                                                                  ------------      ------------
Common stock recorded as debt discount                            $  2,531,250      $         --
                                                                  ============      ============
Reduction of the conversion option liability upon conversion      $    151,931      $         --
                                                                  ============      ============
Debt issuance cost for accounts payable                           $     40,113      $         --
                                                                  ============      ============
Fair market value change of the beneficial conversion feature     $         --      $  2,471,795
                                                                  ============      ============
Warrants issued for debt issuance cost                            $         --      $     78,929
                                                                  ------------      ------------

     The accompanying notes are an integral part of these consolidated financial statements.


                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

1.       GENERAL

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2007. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations expected for the full year or for any other period.

GOING CONCERN
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred a net loss of $5,295,258 and $19,237,555 for the three and six months ended June 30, 2008, respectively. The Company used $3,432,312 cash in operations for the six months ended June 30, 2008. Additionally, the Company also has an accumulated deficit of $89,435,877 and a working capital deficit of $30,484,863 as of June 30, 2008, of which $25,787,454 relates to the fair value of derivative financial instruments.

The above factors, among others, raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

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

For additional information about our ability to continue as a going concern, see "Management's Discussion and Analysis" on page 1 of this 10-Q.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



RECLASSIFICATIONS
-----------------

Certain amounts in the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated results of operations, financial position or cash flows.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

For a complete discussion of the Company's significant accounting policies, please refer to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

EXTINGUISHMENT OF DEBT
----------------------

The Company accounts for modifications of the terms of its convertible debt pursuant to Emerging Issues Task Force ("EITF") Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." A modification of debt is considered substantial if any of the following criteria are met:

         1. The present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument;

         2. The fair value of the embedded conversion option immediately before and after the modification is at least 10% of the carrying amount of the original debt instrument immediately prior to the modification; or

         3. The modification adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification.

Modifications of debt that are considered substantial are accounted for as an extinguishment of debt whereby the new debt instrument is initially recorded at fair value. The change in the fair value plus any fees paid or received associated with the old debt instrument are recorded as gain or loss on the extinguishment debt and are included in other income (expense) in the statements of operations. If the modification is not substantial, a new effective rate is calculated and any fees paid or received associated with the old debt are amortized as an adjustment of interest expense over the remaining term of the debt.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FASB Staff Position (FSP") No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The Company has not yet determined the impact the adoption of FSP FAS 157-2 will have on its results or operations, financial position or cash flows.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



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

                                                      FAIR VALUE AT JUNE 30, 2008
                                       -------------------------------------------------------
                                          TOTAL          LEVEL 1       LEVEL 2       LEVEL 3
                                       -----------    ------------    ---------    -----------
     Assets:
          Cash equivalents             $    10,028    $     10,028    $      --    $        --
                                       -----------    ------------    ---------    -----------
                                       $    10,028    $     10,028    $      --    $        --
                                       ===========    ============    =========    ===========

     Liabilities:
       Detachable warrant liability    $18,494,486    $         --    $      --    $18,494,486
       Conversion option liability     $ 7,292,968    $         --    $      --    $ 7,292,968
                                       ===========    ============    =========    ===========

                                       $25,787,454    $         --    $      --    $25,787,454
                                       ===========    ============    =========    ===========

The Company's cash instrument is classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company's detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the three and six months ended June 30, 2008.



                                                           Three Months Ended   Six Months Ended
                                                              June 30, 2008     June 30, 2008
                                                              ------------      ------------

     Balance at beginning of period                           $(23,513,231)     $(12,990,976)
     Change in fair value of warrants and convertible debt      (2,274,223)      (12,796,478)
                                                              ------------      ------------

     Balance at end of period                                 $(25,787,454)     $(25,787,454)
                                                              ============      ============



The total amount of the change in fair value for the period was included in net loss as a result of changes in the Company's stock price from December 31, 2007.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



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

In March 2008, the FASB issued SFAS No. 161 ("FAS 161"), DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133. FAS 161 establishes disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Disclosures for earlier periods presented for comparative purposes at initial adoption are encouraged, but not required. In the years after initial adoption, comparative disclosures are required only for periods subsequent to initial adoption. The Company has not yet determined the impact the adoption of FAS 161 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 ("FAS 162"), THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States of America. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. The adoption of FAS 162 is not expected to have a material impact on the Company's consolidated financial statements.

2.       INVENTORIES

Inventories consist of the following as of:


                                  June 30, 3008   December 31, 2007
                                  -------------   -----------------

     Raw materials                 $   608,196     $   628,386
     Work-in-process                        --          59,522
     Finished goods                    480,565         457,838
                                   -----------     -----------

                                     1,088,761       1,145,746
     Allowance for obsolescence        (61,710)       (204,758)
                                   -----------     -----------

     Inventories, net              $ 1,027,051     $   940,988
                                   ===========     ===========


3.       STOCK-BASED COMPENSATION

2005 STOCK PLAN

The Company has one stock-based compensation plan, the 2005 Stock Plan (the "2005 Plan"). Under the 2005 Plan, 3,000,000 shares of stock were reserved for issuance to eligible employees, non-employee directors and certain consultants. In May 2007, the Company filed a registration statement on Form S-8 with the SEC to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan. The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



other terms of awards under the 2005 Plan. As of June 30, 2008, the 2005 Plan had a total of 1,335,500 options outstanding and 1,664,500 shares available for future grants.

NON-PLAN OPTIONS

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors. The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of June 30, 2008, there were 1,145,000 non-plan options outstanding.

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

The following table sets forth the weighted-average key assumptions used to determine the fair value of stock options granted during the six months ended June 30:
                                       2008               2007
                                       ----               ----

     Dividend Yield                   0.00%              0.00%
     Risk-Free Interest Rate          3.25%              4.56%
     Expected Life                  5.00 years         3.22 years
     Expected Volatility             109.11%            115.71%


For the three and six months ended June 30, 2008, the Company recognized $44,598 and $176,729, respectively, of stock-based compensation costs as a result of the issuance of options to employees. These costs were calculated in accordance with SFAS No. 123(R) and are reflected in operating expenses.

Stock option activity was as follows for the six months ended June 30:

                                                                                   Weighted-Average
                                                                                  Remaining Contract        Aggregate
                                                             Weighted-Average            Term               Intrinsic
                                        Number of Options     Exercise Price            (Years)               Value
                                        ------------------   -----------------   ----------------------   ---------------

Outstanding, December 31, 2007                  1,801,000    $           1.01
Granted                                           907,000    $           0.67
Forfeited / Expired                             ( 227,500)   $           1.02
Exercised                                              --    $             --
                                        ------------------   ----------------

Outstanding, June 30, 2008                      2,480,500    $           0.89            5.74             $       25,410
                                        ==================   ================                             ===============
Exercisable, June 30, 2008                      1,342,167    $           1.00            7.49             $           --
                                        ==================   ================                             ===============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



A summary of the status of the Company's unvested shares as of June 30, 2008 is presented below:

                                          Number of         Weighted-Average
                                            Shares        Grant-Date Fair Value
                                          ----------      ---------------------

     Non-vested at January 1, 2008           619,167          $     --
     Granted                                 907,000              0.53
     Vested                                 (160,334)             0.53
     Non-vested shares forfeited            (196,667)             0.69
                                          ----------          --------

     Non-vested at June 30, 2008           1,138,333          $   0.56
                                          ==========          =========


As of June 30, 2008, total unrecognized stock-based compensation cost related to unvested stock options was $411,647, which is expected to be recognized over a weighted-average period of approximately 2.37 years.

4.       SECURITIES PURCHASE AGREEMENTS

The Company entered into three separate securities purchase agreements (the "2006 SPA," the "2007 SPA" and the "2008 SPA," collectively the "SPAs") with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the "2006 Notes," the "2007 Notes" and the "2008 Notes," collectively the "Notes"), warrants to purchase shares of common stock (the "2006 Warrants," the "2007 Warrants" and "the 2008 Warrants," collectively the "Warrants") and the issuance of common stock (the "2008 Stock"). Following is a summary of the securities issued pursuant to the terms of the SPAs.

                                                                                  Number of
                                                Principal         Series of        Warrants          Shares of
                              Date of           Amount of         Warrants       Issued to the     Common Stock
           Transaction       Financing            Notes            Issued         Investors           Issued
           -----------    ----------------  ----------------     ----------     -------------     --------------
            2006 SPA      July 30, 2006(1)  $      8,804,909     L and M           39,797,031                 --
            2007 SPA       July 31, 2007           3,500,000     N, O and P         6,047,886                 --
            2008 SPA       April 1, 2008           3,125,000         Q              6,250,000          3,125,000
                                            ----------------                  ---------------     --------------
                                            $     15,429,909                       35,052,049          3,125,000
                                            ================                  ===============     ==============

           (1) The information presented reflects the January 22, 2007 amendment

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



The Company allocated the proceeds of the 2008 Notes to the individual financial instruments included in the transaction based on their relative estimated fair values as follows:

          Total proceeds                                    $ 3,125,000
                                                            -----------
          Debt discount:
               Common stock                                   2,531,250
               Warrants                                       2,993,750
               Conversion feature                             1,002,813
                                                            -----------
                                                              6,527,813
               Allocation to debt discount                   (3,125,000)
                                                            -----------
          Cost of financing senior convertible notes        $ 3,402,813
                                                            ===========

The fair value of the common stock was based on the closing market price of the Company's common stock on the date of the transaction. The fair values of the warrants and conversion options were based on the Black-Scholes Option pricing model. All of the SPAs require the Company to maintain authorized shares of at least 130% of the sum of the maximum number of common shares issuable upon conversion of the Notes and upon exercise of the Warrants.

All of the SPAs contain registration rights agreements which require the Company to file registration statements with the SEC for the resale of the shares of common stock underlying all of the Notes, Warrants, amd common stock issued. The Company is required to maintain the effectiveness of the registration statements through the latest date at which the Notes can be converted or the Warrants can be exercised. Notwithstanding other remedies available under the SPAs, the Company will be required to pay liquidated damages equal to 2% of the principal amount of the Notes on the date of failure and 2% of the principal amount of the Notes every 30th day thereafter (or for a pro rated period if less than 30 days) for failure to timely file the registration statements or have them declared effective by the SEC and failure to maintain the effectiveness of the registration statements, subject to certain grace periods. Any liquidated damages not paid timely will accrue interest at the rate of 2% per month. The total registration penalties under the 2006, 2007 and 2008 SPAs are capped at 12.5% of the principal amount of the respective Notes, or $1,100,614, $437,500 and $390,625 for the 2006, 2007 and 2008 Notes, respectively.

The Company accounts for its registration rights agreements pursuant to FPS EITF Issue No. 00-19-2, which requires the Company to assess its potential liability with respect to registration rights agreements according to FAS 5. Registration statements for the 2006 and 2007 SPAs have been declared effective by the SEC. On May 29, 2008, the investors agreed to delay payments in connection with the registration rights agreement contained in the 2008 SPA and the registration of the shares underlying the L-1 and L-2 warrants, which are to be registered pursuant to the terms of the 2008 registration statement. The extended deadline is the earlier to occur of the date that is 30 days following the Company's receipt of guidance from the SEC with respect to the Company's ability to avail itself of a registration statement consistent with the SEC's interpretation of Rule 15 or August 31, 2008. The Company believes the likelihood of failing to maintain the effectiveness of the registration statements is remote. Accordingly, no liability related to the registration rights agreements has been recorded in the accompanying consolidated financial statements.

Significant events of default under the SPAs include:

         o The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).


         o The failure to issue unlegended certificates within 3 trading days after the Company receives documents necessary for the removal of the legend.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



In January 2007, the Company amended the 2006 SPA (the "2006 Amended SPA"). The amendments included, but were not limited to, a waiver of all fees, penalties and defaults as of January 19, 2007 which related to registration statement filing failures and/or effectiveness failures, as described in the 2006 SPA, an increase in the principal amount of the 2006 Notes from an aggregate of $5 million to an aggregate of $7.2 million, issuance of an additional 5,688,540 of 2006 Warrants which increased the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares, and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share. The Company did not receive any additional cash consideration for these amendments.

Additionally, pursuant to the terms of the 2006 Amended SPA, the Company entered into a Securities Purchase Agreement with one of the existing institutional investors in a private placement transaction providing for, among other things, the issuance of senior convertible notes (the "2006 Amended Notes) in the principal amount of $1.6 million, Series L-2 Warrants to purchase up to 7,281,332 shares of common stock and Series M-2 Warrants to purchase up to 2,366,433 shares of common stock. The Series L-2 Warrants were immediately exercisable. The Series M-2 warrants were to become exercisable only upon a mandatory conversion of the 2006 Notes, as defined in the 2006 Notes. Both the Series L-2 Warrants and Series M-2 Warrants have an exercise price of $0.43948 per share and expire on July 31, 2011.

The 2008 SPA amended the 2007 Notes and the 2007 Warrants. Pursuant to the 2008 SPA, the conversion price of the 2007 Notes and the exercise price of the 2007 Warrants were reduced from $1.20 to $0.50. The 2008 SPA had no effect on the 2006 Notes.

Since the modifications of the 2006 Notes and the 2007 Notes resulted in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments," were substantially different from the terms of the previous 2006 Notes, the modification was recorded as an extinguishment of debt. After eliminating all liabilities related to the 2006 and 2007 SPAs, a gain on the extinguishment debt of $11,571,860 was recorded in the consolidated statements of operations for the three and six months ended June 30, 2007 and a loss on the extinguishment of debt of $4,828,957 was recorded in the consolidated statements of operations for the three and six months ended June 30, 2008.

The 2008 SPA also amended the terms of the Series M-1 and M-2 warrants to eliminate the contingency provisions and therefore, the Series M-1 and Series M-2 warrants became immediately exercisable upon the effective date of the 2008 SPA. Pursuant to EITF Issue No. 96-19, the modifications to these warrants were not considered substantial and the Company did not record any gain or loss related to the amendments. However, the Company recorded the portion of expense related to the warrants that became immediately exercisable of $1,146,033 for the three and six months ended June 30, 2008.

The conversion price of the Notes and the exercise price of the Warrants are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

The Notes and the Warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%).

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTES
-----

Information relating to the Notes is as follows:



                               Interest             Initial Fixed  Current Fixed   Note Balance    Discount as      Value as of
                Principal        Rate     Maturity    Conversion    Conversion     as of June 30,   of June 30,       June 30,
  Transaction     Amount      (4), (5)      Date        Price         Price            2008            2008             2008
  -----------  ------------   --------    --------  -------------  -------------   --------------  ------------     ------------


2006 Notes(1)  $  8,804,909    9.25% (3)  7/31/2008     $ 0.44       $ 0.44       $  5,926,222    $   (475,957)      $ 5,450,265
2007 Notes(2)     3,500,000    9.25%      8/1/2010      $ 1.20       $ 0.50          3,500,000      (3,125,000)          375,000
2008 Notes(6)     3,125,000    10.00%     3/31/2010     $ 1.00       $ 1.00          3,125,000      (2,734,375)          390,625
               ------------                                                       ------------    ------------       -----------
               $ 15,429,909                                                       $ 12,551,222    $ (6,335,332)      $ 6,215,890
               ============                                                      =============   =============      ============

(1)      All information presented reflects amendments made in January 2007.

(2) Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.

(3) The interest rate may be reduced to 7.00% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.

(4) The interest rates increase to 15.00% upon the occurrence of an event of default.

(5)      Interest is calculated on the basis of a 360 day year.

(6) All interest due under the 2008 Notes was deducted from the proceeds. $312,500 is included in current assets and $234,375 is included in non-current assets in the accompanying consolidated balance sheet as of June 30, 2008. Interest expense was $78,125 for the three and six months ended June 30, 2008.


The Company may elect to make monthly installment payments in cash or in shares of the Company's common stock.

The maturity date of the Notes may be extended at the option of the investors so long as there is not an event of default. The investor in $5,922,946 of the 2006 Notes has deferred the required monthly payments and/or conversions beginning with the payment due in June 2007 for a period of 2 years such that the next payment will be due in June 2009. The investors in $2,881,963 of the 2006 Notes have deferred the required monthly payment and/or conversions beginning with the July 2007 payment such that the next payment was due in October 2008.

Despite the maturity dates and past deferrals of required payments and/or conversions, the Notes are classified as current liabilities in the accompanying consolidated balance sheets because the investors have the right to accelerate conversion of the Notes up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20 trading day period. In addition, the Company has the right to call a forced conversion under certain conditions.

The 2006 and 2007 Notes are convertible into shares of common stock at the option of the holder at the lower of the fixed conversion price or the optional conversion price, defined as 90% of the arithmetic average of the weighted-average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date. However, if the weighted average price for the 20 trading days preceding the date of conversion exceeds $1.00, the conversion price is computed as 92.5% of the weighted average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date. However, the Company may, at its option, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period on the 2007 Notes.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



Subject to certain conditions, the Company may require the investors to convert up to 50%, of the 2006 Notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company's common stock are trading at or above 150% of the initial conversion price or convert up to 100%, of the notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company's common stock are trading at or above 175% of the initial conversion price. The 2006 Notes contain certain limitations on optional and mandatory conversion.

The entire outstanding principal balance of the 2007 Notes and any outstanding fees or interest shall be due and payable in full on the maturity date. Interest is payable quarterly, beginning October 1, 2007. Under certain conditions, the Company may require investors to convert up to either 50% or 100% of the outstanding balances of the 2007 Notes at any time the Company shares are trading at or above $1.80 or $2.11, respectively

The 2008 Notes are convertible into shares of common stock at the lower of the fixed conversion price or the optional conversion price, defined as 85% of the arithmetic average of the weighted-average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date. However, following the disclosure of an SEC event, as defined in the 2008 Notes, the conversion price will be computed using the lowest of (i) 50% of arithmetic average of the weighted average price for the 30 trading days preceding the date of conversion; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

The 2008 Notes are secured by a first priority perfected security interest in all of the Company's assets and the common stock of the Company's subsidiary. Additionally, the Notes are guaranteed by the Company's subsidiary.

Significant events of default under the Notes include:

         o The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

         o The suspension from trading or failure of the common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

         o The failure to issue shares upon conversion of the Notes or for more than 10 business days after the relevant conversion date or a notice of the Company's intention not to comply with a request for conversion.

         o The Company's failure to pay any amount of principal, interest, late charges or other amounts when due.

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

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the 2007 Notes, the investors will have the right to require the Company to redeem the 2007 Notes at a premium. In addition, at any

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



time on or after August 1, 2010, the investors may accelerate the partial payment of the 2007 Notes by requiring that the Company convert at the lower of the then conversion price or a 7.5% or 10.0% discount to the recent volume weighted average price of the Company's common stock, or at the option of the Company, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period.

During the three and six months ended June 30, 2007, $171,212 of principal on the 2006 Notes and $1,918 of accrued interest on the 2006 Notes were converted into 393,942 shares of common stock.

WARRANTS

In connection with the SPAs, the Company issued detachable warrants as follows:


                Initial                                     Initial Fair                      Warrants        Fair Value of
               Number of    Initial  Current                  Value of     Additional       Outstanding         Warrant
Series of       Warrants   Exercise  Exercise                 Warrant      Warrant          at June 30,      Liability as of
Warrants         Issued      Price     Price     Term(4)     Liability     Grants(6)           2008           June 30, 2008
--------       ----------    -----     -----     -------    -----------   ----------        ----------        ------------
L-1(1)         22,754,163    $0.505    $0.439    7 years    $12,332,756          --         22,754,163        $ 7,248,879
L-2(1)          7,281,332    $0.505    $0.439    7 years      3,946,482          --          7,281,332          2,319,832
M-1(1),(3)      7,395,103    $0.505    $0.439    7 years      4,008,146          --          7,395,103          2,356,080
M-2(1)          2,366,433    $0.505    $0.439    7 years      1,282,607          --          2,366,433            753,945
N(2)            2,909,636    $1.203    $0.500    7 years      2,297,449   4,090,364          7,000,000          2,454,900
O(2),(5)        1,891,263    $1.203    $0.500    7 years      1,493,341   2,658,737          4,550,000                N/A
P(2)            1,246,987    $1.203    $0.500    3 years        984,621   1,753,013          3,000,000          1,052,100
Q               6,250,000    $1.000    $1.000    7 years      2,993,750          --          6,250,000          2,308,750
               ----------                                   -----------   ---------         ----------         -----------
               52,094,917                                   $29,339,152   8,502,114         60,597,031         $18,494,486
               ==========                                   ===========   =========         ==========         ===========

(1)      All information presented reflects amendments made in January 2007.

(2) Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.

(3) The 2008 SPA modified the warrants to eliminate the contingency provision.

(4)      The term begins as of the effective date of the registration statement.

(5) The fair value of the O warrants has not yet been recorded since the contingency provisions have not been met.

(6) Additional warrants were granted in April 2008 due to the anti-dilution provisions in the 2007 SPA.

The holders' right to exercise the 9,761,536 Series M warrants was contingent on a mandatory conversion of the 2006 Notes at the option of the Company. A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares. The 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they are immediately exercisable. The Company recognized $1,146,063 of expense related to the M warrants for the three and six months ended June 30, 2008. The value of these M warrants were measured at fair value on January 18, 2007 using the Black-Scholes option pricing model.

Since conversion of the Series O warrants is contingent on a mandatory conversion of the 2007 Notes, the total charge was measured as of the date of issuance of the Series O warrants. In accordance with EITF Issue No. 98-5, this charge will not be recognized until the mandatory conversion "contingency" has been satisfied. The fair value of the Series O warrants at inception was $1,493,341.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the six months ended:


                                                 For the Six Months Ended
                                  -------------------------------------------------------------
                                                    June 30, 2008                 June 30, 2007
                                 -----------------------------------------        ------------
                                  2006 Notes    2007 Notes      2008 Notes        2006 Notes
                                  ----------    ----------      ----------        -----------
     Stock price                  $    0.70       $    0.70     $    0.70         $     1.38
     Exercise price               $    0.44       $    0.50     $    1.00         $     0.44
     Expected life (in years)          0.75            1.50          1.26               1.08
     Volatility                       78.38%          82.14%        80.86%            120.20%
     Risk-free rate of return          2.27%           2.50%         2.43%              4.91%
     Expected dividend yield           0.00%           0.00%         0.00%              0.00%

                                                 For the Six Months Ended
                                 ------------------------------------------------------------
                                                    June 30, 2008                 June 30, 2007
                                 --------------------------------------------     -------------
                                 2006 Warrants  2007 Warrants   2008 Warrants     2006 Warrants
                                 -------------  -------------   -------------     -------------
     Stock price                  $    0.70       $    0.70     $    0.70         $     1.38
     Exercise price               $    0.44       $    0.50     $    1.00         $     0.44
     Expected life (in years)          0.75            1.50          2.76               1.08
     Volatility                       78.38%          82.14%        98.41%             120.20%
     Risk-free rate of return          2.27%           2.50%         2.84%              4.91%
     Expected dividend yield           0.00%           0.00%         0.00%              0.00%


                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



Activity in the 2006 Notes and 2006 Warrants was as follows:

                                                                                       Conversion        Detachable
                                                     Principal        Discount on        Option            Warrant
                                                      Balance        Notes Payable      Liability         Liability
                                                   ------------      ------------      ------------      ------------
  Balance at July 31, 2006 (inception)             $  5,000,000      $ (5,000,000)     $  3,068,783      $  4,431,011
  Amortization of debt discount                              --         1,041,666                --                --
  Change in fair value of conversion
     option and detachable warrant liability                 --                --         3,737,837         5,342,956
                                                   ------------      ------------      ------------      ------------
  BALANCE, DECEMBER 31, 2006                          5,000,000        (3,958,334)        6,806,620         9,773,967
  Amortization of debt discount                              --           114,247                --                --
  Change in fair value of conversion
     option and detachable warrant liability                 --                --          (640,241)         (524,400)
                                                   ------------      ------------      ------------      ------------
  Balance, January 18, 2007 (date of
     modification)                                    5,000,000         (3,844,087)        6,166,379         9,249,567
  Gain on extinguishment of debt                             --         3,844,087        (6,166,379)       (9,249,567)
  Fair value of amended notes, conversion
     option liability and detachable warrant
     liability                                        3,804,909        (8,804,909)       10,858,880        16,279,237
  Recognize liability due to contingency
     provisions being met                                    --                --                --         4,144,328
  Conversion of notes to common stock                (2,707,475)               --        (6,079,443)               --
  Amortization of debt discount                              --         5,473,312                --                --
  Change in fair value of conversion
     option and detachable warrant liability                 --                --          (849,975)      (11,727,375)
                                                   ------------      ------------      ------------      ------------
  BALANCE, DECEMBER 31, 2007                          6,097,434        (3,331,597)        3,929,462         8,696,190
  Amortization of debt discount                              --         1,427,820                --                --
  Change in fair value of conversion
     option and detachable warrant liability                 --                --         2,133,138         7,785,659
                                                   ------------      ------------      ------------      ------------
  Balance, March 31, 2008                             6,097,434        (1,903,777)        6,062,600        16,481,849
  Amortization of debt discount                              --         1,427,820                --                --
  Reduction of liabilities upon conversio              (171,212)               --          (151,932)               --
  Recognition upon satisfaction of contingency
      related to M-1 and M-2 warrants                        --                --                --         1,146,033
  Change in fair value of conversion
     option and detachable warrant liability                 --                --        (1,618,226)       (4,949,146)
                                                   ------------      ------------      ------------      ------------
  BALANCE, JUNE 30, 2008                           $  5,926,222      $   (475,957)     $  4,292,442      $ 12,678,736
                                                   ============      ============      ============      ============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



Activity in the 2007 Notes and 2007 Warrants is as follows:

                                                                                      Conversion      Detachable
                                                     Principal      Discount on         Option          Warrant
                                                      Balance        Notes Payable     Liability       Liability
                                                     -----------     -----------      -----------      -----------
  Balance at July 31, 2007 (inception)               $ 3,500,000     $(3,500,000)     $ 2,297,449      $ 3,282,069
  Amortization of debt discount                               --         486,110               --               --
  Change in fair value of conversion
     option and detachable warrant liabilities                --              --       (2,147,021)      (3,067,173)
                                                     -----------     -----------      -----------      -----------
  BALANCE, DECEMBER 31, 2007                           3,500,000      (3,013,890)         150,428          214,896
  Amortization of debt discount                               --         291,666               --               --
  Change in fair value of conversion
    option and detachable warrant liabilities                 --              --          248,483          354,976
                                                     -----------     -----------      -----------      -----------
  Balance, March 31, 2008                              3,500,000      (2,722,224)         398,911          569,872
  Change in fair value of conversion
    option and detachable warrant liabilities                 --              --          (26,769)         (38,242)
                                                     -----------     -----------      -----------      -----------
  Balance April 1, 2008 (date of
     modification)                                     3,500,000      (2,722,224)         372,142          531,630
  Loss on extinguishment of debt                              --       2,722,224         (372,142)        (531,630)
  Fair value of amended notes, conversion option
     and detachable warrant liabilities                       --      (3,500,000)       2,658,600        3,798,000
  Amortization of debt discount                               --         375,000               --               --
  Change in fair value of conversion
    option and detachable warrant liabilities                 --              --         (203,700)        (291,000)
                                                     -----------     -----------      -----------      -----------
  BALANCE, JUNE 30, 2008                             $ 3,500,000     $(3,125,000)     $ 2,454,900      $ 3,507,000
                                                     ===========     ===========      ===========      ===========

Activity in the 2008 Notes and 2008 Warrants is as follows:

                                                                                         Conversion       Detachable
                                                        Principal      Discount on         Option           Warrant
                                                         Balance       Notes Payable     Liability        Liability
                                                       -----------     -----------      -----------      -----------
  Balance at April 1, 2008 (inception)                 $ 3,125,000     $(3,125,000)     $ 1,002,813      $ 2,993,750
  Amortization of debt discount                                 --         390,625               --               --
  Change in fair value of conversion
    option and detachable warrant liabilities                   --              --         (457,188)        (685,000)
                                                       -----------     -----------      -----------      -----------
  BALANCE, JUNE 30, 2008                               $ 3,125,000     $(2,734,375)     $   545,625      $ 2,308,750
                                                       ===========     ===========      ===========      ===========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


5.       WARRANTS

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                         Warrant   Weighted Average
                                         Shares    Exercise Price
                                       ----------  ----------------
  Outstanding at December 31, 2007     55,604,444     $   0.76
    Granted                            14,752,114         0.50
    Cancelled/forfeited                      --             --
    Exercised                                --             --
                                       ----------     --------
  Outstanding at June 30, 2008         70,356,558     $   0.64
                                       ==========     ========


The following tables summarize warrants outstanding at June 30, 2008:

           RANGE                 NUMBER           WTD. AVE. LIFE        WTD. AVE. PRICE         EXERCISABLE
           -----                 ------           --------------        ---------------         -----------
         $.40-2.50             70,356,558              2.55                  $0.64               67,697,821


                                                 OUTANDING AT        EXERCISED/                       OUTANDING AT
     SERIES             ISSUE DATE                 12/31/07          FORFEITED         GRANTED           6/30/08
  -------------- --------------------------     --------------     -------------     -----------     --------------
        B               April 2004                  1,950,001                --              --          1,950,001
        D               June, 2004                    972,223                --              --            972,223
        E                2004-2005                    141,000                --              --            141,000
        F               April 2005                     14,385                --              --             14,385
        G               April 2005                  3,564,188                --              --          3,564,188
      G-BH              April 2005                  1,505,989                --              --          1,505,989
        I              February 2005                   10,000                --              --             10,000
        J               August 2005                    16,255                --              --             16,255
       L-1       July 2006 & January 2007          22,754,163                --              --         22,754,163
       L-2             January 2007                 7,281,332                --              --          7,281,332
       M-1               July 2006                  7,395,103                --              --          7,395,103
       M-2             January 2007                 2,366,433                --              --          2,366,433
        N                July 2007                  2,909,636                --       4,090,364          7,000,000
        O                July 2007                  1,891,263                --       2,658,737          4,550,000
        P                July 2007                  1,246,987                --       1,753,013          3,000,000
        Q               April 2008                         --                --       6,250,000          6,250,000
      MISC               2003-2007                  1,585,486                --              --          1,585,486
                                                --------------     -------------     -----------     --------------
  TOTAL                                            55,604,444                --       14,752,114        70,356,558
                                                ==============     =============     ===========     ==============

     (1) Series A, Series C, Series H, and Series K warrants have expired.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



On April 1, 2008, pursuant to the terms of the securities purchase agreement the Company issued $6,250,000 Series Q warrants. These warrants carry an exercise price of $1.00 and expire on March 31, 2017.

In addition, pursuant to the terms of the April 1, 2008 transaction, the exercise price of the Company's Series N Warrants, Series O Warrants, and Series P Warrants originally issued in July 2007 were adjusted from $1.20 to $0.50. Based on this adjustment the Company issued an additional 4,090,364, 2,658,737, and 1,753,013 Series N, Series O, and Series P Warrants, respectively.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



The Company has an agreement with a placement agent that provides compensation for services provided by the placement agent. For each successful financing, the Company will pay the placement agent a cash fee of 6% of the gross proceeds of the financing. Additionally, the Company will issue warrants to purchase a number of common shares equal to 4% of the gross proceeds at an exercise price equal to the price in the financing.

In connection with the 2006 SPA, the Company issued to the placement agent warrants with a term of five years to purchase 600,710 shares of the Company's common stock at an exercise price of $0.44. In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company's common stock at an exercise price of $1.20. In connection with the 2008 SPA, the Company will issue warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $1.00. All placement agent warrants are immediately exercisable.

The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. During 2008 and 2007 the Company capitalized $40,113 and $148,236 as debt issuance cost, respectively. During the three and six months ended June 30, 2008, the Company amortized $92,525 and $126,801, respectively, $53,905 of which is included in loss on extinguishment of debt for the three and six months ended June 30, 2008.

6.  SUBSEQUENT EVENTS

JULY 2008 SENIOR SECURED CONVERTIBLE NOTE FINANCING

On July 28, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, July 2007, and April 2008 transactions, for total gross proceeds of $1.25 million we issued Senior Secured Convertible Notes in the aggregate principal amount of $1.25 million ("Secured Notes"), Series R warrants and 1,250,000 shares of the our common stock in a private placement transaction. In addition, in exchange for the issuance of replacement warrants and amending certain terms and conditions of the our Series Q Warrants, the investors agreed to permit us to cause the investors to exercise our Series Q Warrants under certain circumstances. The replacement warrants are only exercisable on a one-for-one warrant share basis upon the exercise of any Series Q Warrants. The securities purchase agreement also required us to enter into an amended and restated security agreement, renewing with the investors a first priority perfected security interest in all of our assets, as well as an amended and restated pledge agreement and amended and restated guaranty. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

     Notes:                     1,250,000
     R Warrants:                2,500,000
     Replacement Warrants:     12,500,000(1)
                               ----------
     Total:                    16,250,000

The Secured Notes carry an interest rate of 10.00% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on July 28, 2010. This date may be extended, at the option of the investors, by up to two years. Interest representing two years of interest on the Secured Notes was prepaid to the investors at the closing. The Secured Notes are immediately convertible at a conversion price of $1.00 per share. The entire outstanding principal balance and any outstanding fees or interest (if any) shall be due and payable in full on the maturity date.

The Series R Warrants carry a strike price of $0.50 for each share, are immediately exercisable, and expire on July 28, 2015. The Amended and Restated Q


----------
(1) The replacement warrants are only exercisable on a one-for-one warrant share basis upon the exercise of any Series Q Warrants.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



Warrants amend certain terms and conditions of our Series Q Warrants, such that the warrants now have an initial exercise price equal to the lower of (i) $0.50 and (ii) 75% of number equal to the lesser of (w) the 15-day weighted average price of our common stock, (x) the lowest 30-day weighted average price of our common stock, (y) the weighted average price of our common stock during the first three (3) consecutive day period thirty days prior to the date of exercise, and (z) the weighted average price of our common stock during the last three (3) consecutive day period thirty days prior to the date of exercise. The replacement warrants become exercisable, on a one-for-one basis, for every Amended and Restated Q Warrant that the investors exercise. The replacement warrants expire on July 28, 2015, and have an exercise price equal to the lower of (i) $0.50 and (ii) 75% of number equal to the lesser of (w) the 15-day weighted average price of our common stock, (x) the lowest 30-day weighted average price of our common stock, (y) the weighted average price of our common stock during the first three (3) consecutive day period thirty days prior to the date of exercise, and (z) the weighted average price of our common stock during the last three (3) consecutive day period thirty days prior to the date of exercise.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require us to redeem the Secured Notes at a premium. In addition, at any time on or after January 28, 2009, the investors may accelerate the partial payment of the Secured Notes by requiring that we convert at the lower of the then existing conversion price, or 15.0% discount to the recent volume weighted average price of our common stock, or at our option, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of our common stock over the prior 20-trading day period.

The conversion price of the Secured Notes, and the exercise price of the Series R Warrants, the Amended and Restated Q Warrants, and the replacement warrants, are subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if we issue or are deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

The Secured Notes, and the Series R Warrants, the Amended and Restated Q Warrants, and the replacement warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to us, of up to 9.99%).

We have agreed to register the shares of common stock underlying the Secured Notes and warrants issued. If we fail to meet the filing or effectiveness requirements, subject to certain grace periods, we may be required to pay liquidated damages of $25,000 on the date of such failure, and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by us for failure to meet the filing and effectiveness requirements are capped at $156,250.

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

OPTIONS ISSUED

Subsequent to June 30, 2008, the Company granted 250,000 common stock options to certain employees that vest at the rate of 33 1/3% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, our future business, financial condition, operating strategies, and operational and legal risks. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" or variations of those terms and other similar expressions, including their use in the negative. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     * our inability to continue as a going concern,
     * our inability to raise additional capital,
     * lower sales and revenues than forecast,
     * inability to carry out our marketing and sales plans,
     * unexpected costs and operating deficits,
     * failure to establish relationships with and capitalize upon access to new customers,
     * litigation and administrative proceedings involving us or products,
     * adverse publicity and news coverage,
     * adverse economic conditions,
     * entry of new and stronger competitors,
     * changes in interest rates and inflationary factors, and
     * other specific risks that may be referred to in this report or in other reports that we have issued.

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

         We have designed a family of modular network switch products branded the "Ether-Raptor" line, which consist of core and edge switch products that operate together in a unique and highly efficient manner. In a departure from traditional, centralized chassis-based switch architectures that were originally designed to handle latency (a time delay in the transfer of data) insensitive traffic such as email and block data transfers, we have developed the ability to "bind" physically separated network switches into a common "virtual chassis," creating the ability for a single network switch to exist in multiple locations at distances spanning over 1,000 kilometers and to transport data over that network at very high speeds. This functionality is essential to new high-bandwidth applications such as Voice over Internet Protocol ("VoIP"), streaming video, Internet Protocol Television ("IPTV") and high speed digital access, none of which existed when traditional chassis-based network switch designs were created. We believe that our Ether-Raptor architecture and associated products may redefine the manner in which data distribution occurs for service providers offering VOIP, streaming video, IPTV and other high-bandwidth applications. Due to the full, open-standards compatibility of our Ether-Raptor product line, our network switches have nearly universal applicability on legacy as well as newly installed Ethernet networks where speed, high bandwidth, redundancy and high reliability are essential.

GOING CONCERN QUALIFICATION

         We have a limited operating history with minimal sales and have sustained net losses of $89,435,877 through June 30, 2008. At June 30, 2008, we had a deficit in working capital of $30,484,863 of which $25,787,454 relates to the fair value of derivative financial instruments. Since our inception, including the six months ended June 30, 2008, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2007.

         Our management has attempted and continues to attempt to address these conditions by obtaining additional debt and equity financing to fund our continuing operations as we pursue revenue. In July 2007, the Company raised an additional $3.5 million and in the period from September to December 2007, the Company received an additional $430,302 from the cash exercise of existing warrants. In April 2008, the Company raised an additional $3.125 million. In July 2008, the Company raised an additional $1.25 million to fund our operations as we continue to pursue sources of revenue and in early August we executed a 30% reduction in full-time equivalent headcount to reduce expense levels.

         We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. If we do not experience a significant increase in revenues through October 2008 or sooner, structural changes to our business model that have been under consideration (and previously disclosed in the Company's public filings), including but not limited to strategic partnerships, joint ventures, intellectual property collaboration, and shifting the Company from an operating to a licensing model may become necessary to the Company's continuation of its operations. There can be no assurance that we will be able to consummate such a business transition successfully, if at all, and should we be unable to do so, our investors could lose their entire investment in the Company.

         Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

RISK FACTORS

         The Risk Factors included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 have not materially changed and are incorporated into this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include inventory valuations, license fees and the recovery of deferred income tax assets.

INVENTORY VALUATION

We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Our provision for excess and obsolete inventory decreased from $204,758 at December 31, 2007 to $61,711 at June 30, 2008 due to previously provided for obsolete inventory being scrapped and charged against the provision during the second quarter of 2008.

VALUATION OF DERIVATIVE FINANCIAL INSTRUMENTS

Our senior convertible notes are classified as non-conventional convertible debt. In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Our derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with certain investors. These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

To determine the fair value of the derivative instruments, we make certain assumptions regarding the expected term of exercise. Because

The expected term of the warrants impacts the volatility and risk-free interest rates used in the Black-Scholes calculations because these must be selected for the same time period as the expected term of the warrants.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

         The following table sets forth selected financial data regarding our financial position and operating results for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007. This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto beginning on page F-1 of this report.


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          Unaudited                          Unaudited
                                               -------------------------------     -------------------------------
                                               JUNE 30, 2008     JUNE 30, 2007     JUNE 30, 2008     JUNE 30, 2007
                                               -------------     -------------     -------------     -------------
NET SALES                                      $    326,660      $    237,857      $    476,146      $    400,628
COST OF SALES                                        73,553           122,727           146,004           168,728
                                               ------------      ------------      ------------      ------------

Gross Profit                                        253,107           115,130           330,142           231,900

OPERATING EXPENSES
   Salary and salary related costs                  547,779           481,688         1,169,033         1,234,310
   Marketing expense                                 57,369            63,332            78,810            81,305
   Research and development                         328,536           522,917           682,669           668,408
  Selling, general and administrative               981,056           758,320         1,508,919         1,641,761
                                               ------------      ------------      ------------      ------------

Total Operating Expenses                          1,914,740         1,826,257         3,439,431         3,625,784

Loss from operations                             (1,661,633)       (1,711,127)       (3,109,289)       (3,393,884)
                                               ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                    6,309             6,711             9,626            14,246
   Change in fair value of warrants and
    conversion option liability                   8,269,270        (5,452,070)       (2,253,202)      (24,326,278)
   Senior convertible note restructuring
    charges                                              --                --                --        (2,089,284)
   (Loss) gain on extinguishment of debt         (4,828,957)               --        (4,828,957)       11,571,860
   Cost of financing senior convertible
    notes                                        (4,548,846)               --        (4,548,846)      (18,333,208)
   Amortization of discount on convertible
     debt                                        (2,193,445)       (1,427,820)       (3,912,931)       (2,731,922)
   Interest expense                                (337,956)         (224,234)         (593,956)         (437,941)
                                               ------------      ------------      ------------      ------------

Total other income (Loss)                        (3,633,625)       (7,097,413)      (16,128,266)      (36,332,527)
                                               ------------      ------------      ------------      ------------

Loss before income taxes                         (5,295,258)       (8,808,540)      (19,237,555)      (39,726,411)

Income tax benefit                                       --                --                --                --

NET LOSS                                       $ (5,295,258)     $ (8,808,540)     $(19,237,555)     $(39,726,411)
                                               ============      ============      ============      ============

NET SALES

During the three months ended June 30, 2008 and 2007, we recognized revenues of $326,660 and $237,857, respectively. During the six months ended June 30, 2008 and 2007, we recognized revenues of $476,146 and $400,628, respectively. This increase in revenues was primarily due to an order received in the second quarter of 2008 from a major cable provider in the USA. It is clear that selling cycles are longer than expected.

GROSS MARGIN

Our gross profit was $253,107 and $115,130 for the three months ended June 30, 2008 and 2007, respectively, representing a gross margin in the first quarter of 2008 of 77% versus a gross margin in the second quarter of 2007 of 48%. For the six months ended June 30, 2008, our gross profit was $330,142 and $231,900, respectively, representing a gross margin of 69% for the six months ended June 30, 2008 versus a gross margin of 58% for the six months ended June 30, 2007. The main reason for this improvement in margins is the change in customer mix. During the first half of 2007, revenues included sales of highly discounted demonstration equipment and educational sales. This type of sales did not occur in the first half of 2008.

OPERATING EXPENSES

Our total operating expenses increased from $1,826,257 during the second quarter of 2007 to $1,914,740 during the second quarter of 2008. This increase of 5% was mainly due to an increase of legal expenses due to the April 2008 financing. A more detailed description of the overall decrease in our operating expenses can be found below. For the six months ended June 30, 2008, total operating expenses decreased from $3,625,784 to $3,439,431 representing a $186,353 or 11% decrease mainly caused by financing-related expenses incurred in the first quarter of 2007 which was more than offset by the financing expenses incurred in the second quarter of 2008.

SALARY EXPENSES

Salary and salary-related expenses increased from $481,688 in the second quarter of 2007 to $547,779 in the second quarter of 2008, representing a 14% increase. For the six months ended June 30, 2008 and June 30, 2007, salary expenses were $1,169,033 and $1,234,310 respectively, representing a decrease of $65,277 or 5%. The increase of expenses incurred in the second quarter of 2008 is the result of salary increases granted to most employees in early 2008. The impact of these increases is approximately 5%. The remainder of the increase of salary expenses relates to an increase of health premiums paid for by the Company and increased stock-based compensation charges.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased from $522,917 in the second quarter of 2007 to $328,536 in the second quarter of 2008. The main reasons for this decrease are a reduction of rental expenses of design tools and reduced prototype expenses in connection with reduced hardware development activities.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses (SG&A) increased from $758,320 in the second quarter of 2007 to $981,056 in the second quarter of 2008. In the first half of 2007, SG&A decreased from $1,641,761 to $1,508,919 in the first half of 2008. The increase of SG&A expenses incurred in the second quarter of 2008 compared to the second quarter of 2007 were mainly due to funding-related expenses such as legal fees and finder's fees (up in total by $342K) offset by a decrease of warrant-related expenses issued to an investment relations firm in the second quarter of 2007 (these types of expense decreased by $200K). The remainder of the increase of expenses is related to the increase of fees paid to consultants for business development activities (increase of $85K).

The decrease in SG&A for the first half of 2008 compared to the same period in 2007 is caused by the fact that the decrease of legal expenses and finder's fees in the first quarter of 2008 compared to the same period in 2007 exceeded the increase of these types of expenses in the second quarter of 2008 as compared to the same period in 2007 by $150K.

NET OTHER INCOME (EXPENSE)

Net other (expense) decreased from $7,097,413 in the second quarter of 2007 to $3,633,625 in the second quarter of 2008. The primary reasons for this decrease are:

         o For the three months ended June 30, 2008, the fair value of our conversion option and warrant liabilities decreased $8,269,270 compared to an increase in their fair value of $5,452,070 for the three months ended June 30, 2007. The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion feature and options. The fair value of the conversion feature and warrants moves in the same direction as the stock price and the expected term. Our stock price declined from $1.38 at June 30, 2007 to $0.70 at June 30, 2008. Additionally, the expected terms also decreased due to the passage of time.

         o In the second quarter of 2008, we modified our July 2007 financing to reduce both the conversion price on the notes and the exercise price of the warrants from $1.21 to $0.50. The decrease in the exercise price, along with the write-off of the carrying value of debt issuance costs of $53,905 resulted in a loss on extinguishment of debt of $4,828,957 for the three and six months ended June 30, 2008. In the first quarter of 2007, we restructured our July 2006 financing increasing the number of warrants issued and reducing the warrant exercise price from $0.52 to $0.44. As a result, we recorded a gain of $11,571,860 in connection with an extinguishment of debt and recorded restructuring charges for a total amount of $2,089,284.

         o The cost of financing senior convertible notes was $4,548,846 for the three and six months ended June 30, 2008 as compared to $18,333,208 for the three and six months ended June 30, 2007. During 2008, we entered into one financing transaction for $3.125 million as compared to a $3.5 million transaction in 2007. Additionally, we recognized $1,146,033 related to the contingency option of the M warrants in 2008. The decrease in expense recognized was caused primarily by a decrease in the stock price in 2008 as compared to 2007.

         o Amortization of the discount on convertible debt increased to $2,193,445 for the three months ended June 30, 2008 from $1,427,820 for the three months ended June 30, 2008. The increase results from amortization on the notes we entered into in 2008 and an increase in the debt discount after accounting for the modification of the 2007 financing. Amortization on convertible debt increased to $3,912,931 for the three months ended June 30, 2008 from $2,731,922 for the three months ended June 30, 2007. The increase results from amortization on the notes we entered into in 2008 and an increase in the debt discount after accounting for the modification of the 2007 financing.

         o Interest expense increased to $337,956 for the three months ended June 30, 2008 from $224,234 for the three months ended June 30, 2007. Interest expense increased to $593,956 for the six months ended June 30, 2008 from $437,941 for the six months ended June 30, 2007. The increase is primarily attributable to a higher outstanding principal balance in 2008 as a result of the financings entered into in July 2007 and April 2008.

LIQUIDITY AND CAPITAL RESOURCES

         Our independent registered public accounting firm have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2007 and 2006. Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of our Form K-SB for the years ended December 31, 2007 and 2006 and the cautionary statements included in the "Risk Factors" section under Item 1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

         For the six months ended June 30, 2008, we incurred a net loss of $19,258,463. Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of June 30, 2008, we had a deficit in working capital of $30,484,863 of which $25,787,454 relates to the fair value of derivative financial instruments.

         Our management has attempted and continues to attempt to address these financial conditions by seeking additional debt and equity financing to fund our continuing operations.

         We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. If we do not experience a significant increase in revenues through October 2008 or sooner, structural changes to our business model that have been under consideration (and previously disclosed in the Company's public filings), including but not limited to strategic partnerships, joint ventures, intellectual property collaboration, and shifting the Company from an operating to a licensing model may become necessary to the Company's continuation of its operations. There can be no assurance that we will be able to consummate such a business transition successfully, if at all, and should we be unable to do so, our investors could lose their entire investment in the Company.


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

          Notes:          2,909,636
          N Warrants:     2,909,636
          O Warrants:     1,891,263
          P Warrants:     1,246,987
                          ---------
          Total:          8,957,522
                          =========

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

          Notes:          3,125,000
          Q Warrants:     6,250,000
                          ---------
          Total:          9,375,000
                          =========

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

The foregoing raises during fiscal years ended December 31, 2006 and 2007 and the second quarter of 2008 have enabled us to support our continuing operations.

ITEM 4T.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2008 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2008 Annual Meeting of Stockholders was held on May 15, 2008. At the 2008 Annual Meeting, the proposals submitted to a vote and the results of the voting are as follows:

1.       To elect all three directors to the Board of Directors.

                   NAME                                FOR             WITHHELD
                   ----                             ----------         --------

                   Thomas M. Wittenschlaeger        49,912,339         2,154,375

                   Larry L. Enterline               49,932,839         2,133,875

                   Ken Bramlett                     49,936,239         2,130,475

2. To ratify the appointment of Mendoza Berger & Company, LLP as our independent public accounting firm for the fiscal year 2008.

                           FOR          AGAINST          ABSTAIN
                           ---          -------          -------

                       49,831,874       1,956,566        278,274

No other matters were submitted for a vote of security holders.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

         EXHIBITS
         --------

    EXHIBIT                                          DESCRIPTION
    NUMBER

31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________
x Filed Herewith

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RAPTOR NETWORKS TECHNOLOGY, INC.



         Date:  August 14, 2008        By:  /s/ Thomas M. Wittenschlaeger
                                            ------------------------------------
                                            Thomas M. Wittenschlaeger,
                                            Chief Executive Officer
                                            (principal executive officer)


         Date:  August 14, 2008        By:  /s/ Bob Van Leyen
                                            ------------------------------------
                                            Bob van Leyen,
                                            Chief Financial Officer and
                                            Secretary (principal financial
                                            and accounting officer)

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