Form 10-Q
period 2008-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2008-11-18
CIK 1163300

================================================================================

                           U.S.SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                                1508 SOUTH GRAND
                           SANTA ANA, CALIFORNIA 92705
                    (Address of Principal Executive Offices)

                                 (714) 836-1975
                         (registrant's telephone number)

                           1241 E. DYER ROAD, SUITE 150
                           SANTA ANA, CALIFORNIA 92705
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     Large accelerate filer |  |               Accelerated filer         |   |
     Non-accelerated filer  |  |               Smaller reporting company | X |
     (Do not check if a smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

     As of November 13, 2008, there were 69,811,316 shares of the issuer's common stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes |   | No |X|


                         PART I - FINANCIAL INFORMATION

                                                                                 PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2008 (unaudited)
             and December 31, 2007 (audited)....................................  F-1

         Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 2008 and 2007 (unaudited)......................  F-2

         Consolidated Statements of Stockholders' Deficit for the Nine Months
             Ended September 30, 2008 (unaudited) ..............................  F-3

         Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2008 and 2007 (unaudited)............................  F-4

         Notes to Consolidated Financial Statements (unaudited).................  F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..............    1

Item 4T.  Controls and Procedures...............................................   14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................   15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............   15

Item 3.  Defaults Upon Senior Securities........................................   15

Item 4.  Submission of Matters to a Vote of Security Holders....................   15

Item 5.  Other Information......................................................   15

Item 6.  Exhibits...............................................................   16

Signatures......................................................................   17

Exhibits Filed with this Report on Form 10-Q....................................   18


                                  RAPTOR NETWORKS TECHNOLOGY, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                         2008               2007
                                                                      ------------      ------------
                                                                      (UNAUDITED)

                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $    263,262      $    952,828
  Accounts receivable, net                                                  38,656           462,555
  Inventories, net                                                         982,742           940,988
  Prepaid interest                                                         437,500                --
  License fees                                                             220,662           226,690
  Other current assets                                                     126,218           232,346
                                                                      ------------      ------------
     Total current assets                                                2,069,040         2,815,407
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                 43,056           153,541

OTHER ASSETS
  Prepaid interest, net of current portion                                 260,417                --
  Debt issuance costs                                                       30,085           126,171
  Deposits                                                                  49,201            48,996
                                                                      ------------      ------------
TOTAL ASSETS                                                          $  2,451,799      $  3,144,115
                                                                      ============      ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                    $     81,100      $    184,757
  Accrued interest payable                                                 290,756            34,717
  Deferred revenue                                                          17,209            12,980
  Accrued liabilities                                                      586,853           498,761
  Detachable warrant liabilities                                         4,842,675         8,911,086
  Conversion option liabilities                                          1,673,378         4,079,890
  Senior convertible note payable, net of debt discount
      of $6,400,851 and $6,345,487 at September 30, 2008 and
      December 31, 2007, respectively                                    7,400,371         3,251,947
                                                                      ------------      ------------
     Total current liabilities                                          14,892,342        16,974,138
                                                                      ------------      ------------

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 5,000,000 shares authorized; no               --                --
     shares issued and outstanding
  Common stock, $.001 par; 200,000,000 shares authorized;
     69,811,316 and 65,042,374 shares issued and outstanding                69,812            65,043
     at September 30, 2008 and December 31, 2007, respectively
  Additional paid-in capital                                            60,042,302        56,303,256
  Accumulated deficit                                                  (72,552,657)      (70,198,322)
                                                                      ------------      ------------
     Total stockholders' deficit                                       (12,440,543)      (13,830,023)
                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,451,799      $  3,144,115
                                                                      ============      ============


       The accompanying notes are an integral part of these consolidated financial statements.



                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                2008               2007               2008                2007
                                                            -------------      -------------      -------------      -------------
REVENUE, NET                                                $      75,662      $     431,336      $     551,808      $     831,964
COST OF SALES                                                      21,384            136,959            167,388            305,687
                                                            -------------      -------------      -------------      -------------
GROSS PROFIT                                                       54,278            294,377            384,420            526,277
                                                            -------------      -------------      -------------      -------------
OPERATING EXPENSES
  Salary expense and salary related costs                         471,363            589,962          1,640,396          1,824,272
  Marketing expense                                                    --              5,391             78,810             86,696
  Research and development                                        294,474            314,618            977,143            983,026
  Selling, general and administrative                             666,137            933,249          2,174,839          2,575,009
                                                            -------------      -------------      -------------      -------------
   Total operating expenses                                     1,431,974          1,843,220          4,871,188          5,469,003
                                                            -------------      -------------      -------------      -------------
Loss from operations                                           (1,377,696)        (1,548,843)        (4,486,768)        (4,942,726)
                                                            -------------      -------------      -------------      -------------
OTHER INCOME (EXPENSE)
  Interest income                                                   1,126                 --             10,752             14,246
  Change in fair value of warrants and                         20,764,618         19,127,702         18,511,416         (5,198,576)
      conversion option liabilities
  Senior convertible note restructuring charges                        --                 --                 --         (2,089,284)
  Gain (loss) on extinguishment of debt                          (353,517)                --         (5,182,474)        11,571,860
  Cost of financing senior convertible notes                     (424,250)        (5,239,226)        (4,973,096)       (23,572,434)
  Amortization of discount on convertible debt                 (1,324,714)        (2,606,882)        (5,237,645)        (5,338,804)
  Interest expense                                               (337,246)          (247,587)          (931,419)          (685,528)
  Loss on sale of property and equipment                          (65,101)                --            (65,101)                --
                                                            -------------      -------------      -------------      -------------
Total other income (expense)                                   18,260,916         11,034,007          2,132,433        (25,298,520)
                                                            -------------      -------------      -------------      -------------
Loss before income taxes                                       16,883,220          9,485,164         (2,354,335)       (30,241,246)
                                                            -------------      -------------      -------------      -------------
Income tax benefit                                                     --                 --                 --                 --
                                                            -------------      -------------      -------------      -------------
NET INCOME (LOSS)                                           $  16,883,220      $   9,485,164      $  (2,354,335)     $ (30,241,246)
                                                            =============      =============      =============      =============
Income (loss) per share - basic                             $        0.24      $        0.15      $       (0.03)     $       (0.52)
                                                            =============      =============      =============      =============
Weighted average number of shares outstanding - basic          69,430,881         62,792,630         67,566,244         58,608,509
                                                            =============      =============      =============      =============
Income (loss) per share - diluted                           $        0.13      $        0.08      $       (0.03)     $       (0.52)
                                                            =============      =============      =============      =============
Weighted average number of shares outstanding - diluted       128,979,883        118,850,414         67,566,244         58,608,509
                                                            =============      =============      =============      =============



                      The accompanying notes are an integral part of these consolidated financial statements.




                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            (UNAUDITED)

                                                  Common Stock            Additional                            Total
                                          ----------------------------      Paid-in        Accumulated      Stockholders'
                                             Shares          Amount         Capital           Deficit          Deficit
                                          ------------    ------------    ------------     ------------     ------------
Balance, December 31, 2007                  65,042,374    $     65,043    $ 56,303,256     $(70,198,322)    $(13,830,023)

Stock-based compensation                            --              --         132,131               --          132,131

Net loss for the quarter
  ended March 31, 2008                              --              --              --      (13,942,297)     (13,942,297)
                                          ------------    ------------    ------------     ------------     ------------

Balance, March 31, 2008                     65,042,374          65,043      56,435,387      (84,140,619)     (27,640,189)

Common stock issued in private               3,125,000           3,125       2,528,125               --        2,531,250
  placement (see Note 4)

Common stock issued upon conversion of         393,942             394         324,667               --          325,061
  senior convertible notes

Stock-based compensation                            --              --          44,598               --           44,598

Net loss for the quarter
  ended June 30, 2008                               --              --              --       (5,295,258)      (5,295,258)
                                          ------------    ------------    ------------     ------------     ------------
Balance, June 30, 2008                      68,561,316          68,562      59,332,777      (89,435,877)     (30,034,538)

Common stock issued in private               1,250,000           1,250         673,750               --          675,000
  placement (see Note 4)

Stock-based compensation                            --              --          35,775               --           35,775

Net income for the quarter ended
  September 30, 2008                                --              --              --       16,883,220       16,883,220
                                          ------------    ------------    ------------     ------------     ------------
Balance, September 30, 2008                 69,811,316    $     69,812    $ 60,042,302     $(72,552,657)    $(12,440,543)
                                          ============    ============    ============     ============     ============


                      The accompanying notes are an integral part of these consolidated financial statements.


                                     RAPTOR NETWORKS TECHNOLOGY, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                       For the nine months ended September 30,
                                                                               2008             2007
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (2,354,335)    $(30,241,246)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                                                47,584          155,634
     Amortization                                                             5,319,939        4,439,148
     Change in fair value of conversion option and warrant liabilities      (18,511,416)       5,198,276
     Loss (gain) on extinguishment of debt                                    5,182,474      (11,571,860)
     Senior convertible note restructuring charges                                   --        2,089,284
     Stock-based compensation                                                   212,504          109,007
     Loss on sale of property and equipment                                      65,101               --
     Warrants issued                                                                 --          166,560
     Cost of financing senior convertible notes                               4,973,096       24,572,434
     Change in inventory reserve                                               (143,047)          93,361
     Interest expense converted to common stock                                      --            6,005
     Changes in operating assets and liabilities:
         Accounts receivable                                                    423,899          (84,540)
         Inventories                                                            101,293          (56,996)
         Prepaid expenses and other assets                                     (585,966)         157,087
         Accounts payable and accrued liabilities                               202,279          624,105
         Deferred revenue                                                         4,229          (14,437)
                                                                           ------------     ------------
Net cash used in operating activities                                        (5,062,366)      (4,358,178)
                                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                    2,750               --
  Purchase of property and equipment                                             (4,950)         (31,455)
                                                                           ------------     ------------
Net cash used in investing activities                                            (2,200)         (31,455)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock warrants                                           --          661,119
  Proceeds from exercise of stock options                                            --          100,000
  Net proceeds on convertible notes payable                                   4,375,000        5,030,693
                                                                           ------------     ------------
Net cash provided by financing activities                                     4,375,000        5,791,812
                                                                           ------------     ------------

Net decrease in cash                                                           (689,566)       1,402,179
CASH AT BEGINNING OF YEAR                                                       952,828          821,388
                                                                           ------------     ------------
CASH AT END OF YEAR                                                        $    263,262     $  2,223,567
                                                                           ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                  $    414,086     $     84,181
                                                                           ============     ============
   Cash paid for income taxes                                              $      3,200     $         --
                                                                           ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of debt to equity                                               $    172,930     $ (2,707,475)
                                                                           ============     ============
Cashless exercise of warrants                                              $         --     $      1,644
                                                                           ============     ============
Common stock recorded as debt discount                                     $  3,206,250     $         --
                                                                           ============     ============
Reduction of the conversion option liability upon conversion               $    151,931     $         --
                                                                           ============     ============
Debt issuance costs for accounts payable                                   $     40,113     $         --
                                                                           ============     ============
Reduction of the conversion option liability upon conversion               $         --     $  6,079,443
                                                                           ============     ============
Warrants issued for debt issuance cost                                     $         --     $     78,929
                                                                           ============     ============


         The accompanying notes are an integral part of these consolidated financial statements.

                                                F-4

1.       GENERAL
         -------

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the "Company") without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The December 31, 2007 consolidated balance sheet was derived from audited financial statements as of December 31, 2007. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007 included in the Company's most recent annual report on Form 10-KSB. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations expected for the full year or for any other period.

GOING CONCERN
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred a net loss of $2,354,335 for the nine months ended September 30, 2008. The Company used $5,062,366 cash in its operations for the nine months ended September 30, 2008. Additionally, the Company also has an accumulated deficit of $72,552,657 and a working capital deficit of $12,823,302 as of September 30, 2008, of which $6,516,053 relates to the fair value of derivative financial instruments.

As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy and the Company did not believe it advisable to seek additional outside financing in support of that model, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity. While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support even our reduced SG & A expense. In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

The above factors, among others, raise substantial doubts about the Company's ability to continue as a going concern. For additional information about the Company's ability to continue as a going concern, see "Management's Discussion and Analysis" on page 1 of this 10-Q.

RECLASSIFICATIONS
-----------------

Certain amounts in the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FASB Staff Position (FSP") No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The Company has not yet determined the impact the adoption of FSP FAS 157-2 will have on its results or operations, financial position or cash flows.

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

        Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
        Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
        Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of September 30, 2008.

                                           Total        Level 1        Level 2       Level 3
                                        ----------    -----------    -----------    ----------

      ASSETS:

      Cash equivalents                  $   10,070    $    10,070    $        --    $       --
                                        ----------    -----------    -----------    ----------

                                        $   10,070    $    10,070    $        --    $       --
                                        ==========    ===========    ===========    ==========

      LIABILITIES:

      Conversion option liabilities     $1,673,378    $        --    $        --    $1,673,378

      Detachable warrant liabilities     4,842,675             --             --     4,842,675
                                        ----------    -----------    -----------    ----------

                                        $6,516,053    $        --    $        --    $6,516,053
                                        ==========    ===========    ===========    ==========

The Company's cash instrument is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices. The cash instrument that is valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

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

2.       INVENTORIES
         -----------

Inventories consist of the following as of:

                                            September 30,       December 31,
                                                2008                2007
                                            -----------         -----------

          Raw materials                     $   601,979         $   628,386
          Work-in-process                            --              59,522
          Finished goods                        442,473             457,838
                                            -----------         -----------

                                              1,044,452           1,145,746
          Allowance for obsolescence            (61,710)           (204,758)
                                            -----------         -----------

          Inventories, net                  $   982,742         $   940,988
                                            ===========         ===========

3.       STOCK-BASED COMPENSATION
         ------------------------

2005 Stock Plan
---------------

The Company has one stock-based compensation plan, the 2005 Stock Plan (the "2005 Plan"). Under the 2005 Plan, 3,000,000 shares of stock were reserved for issuance to eligible employees, non-employee directors and certain consultants. In May 2007, the Company filed a registration statement on Form S-8 with the SEC to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan. The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan. As of September 30, 2008, the 2005 Plan had a total of 800,500 options outstanding and 2,199,500 shares available for future grants.

Non-Plan Options
----------------

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors. The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of September 30, 2008, there were 1,145,000 non-plan options outstanding.

The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared Based Payment" ("SFAS 123(R)") using the Black-Scholes Option pricing model. Under SFAS 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

The following table sets forth the weighted-average key assumptions used to determine the fair value of stock options granted during the nine months ended September 30:

                                         2008               2007
                                         ----               ----

Dividend Yield                          0.00%              0.00%
Risk-Free Interest Rate                 3.25%              4.56%
Expected Life                         5.00 years         3.22 years
Expected Volatility                    109.11%            115.71%

For the three and nine months ended September 30, 2008, the Company recognized $35,775 and $212,504, respectively, of stock-based compensation costs as a result of the issuance of options to employees. These costs were calculated in accordance with SFAS 123(R) and are reflected in operating expenses.

Stock option activity was as follows for the nine months ended September 30:

                                                                                   Weighted-Average
                                                                                       Remaining            Aggregate
                                                             Weighted-Average        Contract Term          Intrinsic
                                        Number of Options     Exercise Price            (Years)               Value
                                        ------------------   -----------------   ----------------------   ---------------

Outstanding, December 31, 2007                  1,801,000    $           1.01
Granted                                           907,000    $           0.67
Forfeited / Expired                              (762,500)   $           0.83
Exercised                                               -    $              -
                                        ------------------   -----------------

Outstanding, September 30, 2008                 1,945,500    $           0.92            5.01             $            -
                                        ==================   =================                            ===============
Exercisable, September 30, 2008                 1,372,167    $           1.00            4.14             $            -
                                        ==================   =================                            ===============

A summary of the status of the Company's unvested shares as of September 30, 2008 is presented below:

                                                              Weighted-Average
                                                              Grant-Date Fair
                                         Number of Shares          Value
                                        -------------------   -----------------

Non-vested at January 1, 2008                      619,167    $              -
Granted                                            907,000                0.53
Vested                                            (221,167)               0.64
Non-vested shares forfeited                       (731,667)               0.59
                                        -------------------   -----------------

Non-vested at September 30, 2008                   573,333    $           0.55
                                        ===================   =================


As of September 30, 2008, total recognized stock-based compensation cost related to unvested stock options was $188,874, which is expected to be recognized over a weighted-average period of approximately 2.37 years.

4.       SECURITIES PURCHASE AGREEMENTS
         ------------------------------

The Company entered into four separate securities purchase agreements (the "2006 SPA," the "2007 SPA," the "April 2008 SPA" and the "July 2008 SPA," collectively the "SPAs") with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the "2006 Notes," the "2007 Notes," the "April 2008 Notes" and the "July 2008 Notes," collectively the "Notes"), warrants to purchase shares of common stock (the "2006 Warrants," the "2007 Warrants," "the April 2008 Warrants," the "July 2008 Warrants" and the "Replacement Warrants," collectively the "Warrants") and the issuance of common stock (the "March 2008 Stock" and the "July 2008 Stock"). Following is a summary of the securities issued pursuant to the terms of the SPAs.

                                                                        Number of
                                          Principal      Series of      Warrants        Shares of
                          Date of         Amount of      Warrants     Issued to the    Common Stock
   Transaction           Financing          Notes         Issued        Investors        Issued
------------------   -----------------   -------------  -----------   ---------------  -----------

     2006 SPA        July 30, 2006(1)    $  8,804,909     L and M      39,797,031               -
     2007 SPA        July 31, 2007          3,500,000    N, O and P     6,047,886               -
  April 2008 SPA     April 1, 2008          3,125,000        Q          6,250,000       3,125,000
  July 2008 SPA      July 28, 2008          1,250,000        R          8,750,000 (2)   1,250,000
                                         -------------                ------------     -----------
                                         $ 16,679,909                  60,844,917       4,375,000
                                         =============                ============     ===========

   (1) The information presented reflects the January 22, 2007 amendment.
   (2) Includes 2,500,000 Series R warrants and 6,250,000 Replacement Warrants.



The Company allocated the proceeds of the April 2008 and July 2008 Notes to the individual financial instruments included in the transactions based on their relative estimated fair values as follows:

                                                       April 2008      July 2008
                                                          Notes          Notes           Total
                                                       -----------    -----------     -----------
         Total proceeds                                $ 3,125,000    $ 1,250,000     $ 4,375,000
                                                       -----------    -----------     -----------

         Debt discount:

              Common stock                               2,531,250        675,000       3,206,250
              Warrants                                   2,993,750        856,750       3,850,500
              Conversion option                          1,002,813        142,500       1,145,313
                                                       -----------    -----------     -----------

                                                         6,527,813      1,674,250       8,202,063
              Allocation to debt discount               (3,125,000)    (1,250,000)     (4,375,000)
                                                       -----------    -----------     -----------

         Cost of financing senior convertible notes    $ 3,402,813    $   424,250     $ 3,827,063
                                                       ===========    ===========     ===========

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

All of the SPAs contain registration rights agreements which require the Company to file registration statements with the SEC for the resale of the shares of common stock underlying all of the Notes, Warrants and common stock issued. The Company is required to maintain the effectiveness of the registration statements through the latest date at which the Notes can be converted or the Warrants can be exercised. Notwithstanding other remedies available under the SPAs, the Company will be required to pay liquidated damages equal to 2% of the principal amount of the Notes on the date of failure and 2% of the principal amount of the Notes every 30th day thereafter (or for a pro rated period if less than 30 days) for failure to timely file the registration statements or have them declared effective by the SEC and failure to maintain the effectiveness of the registration statements, subject to certain grace periods. Any liquidated damages not paid timely will accrue interest at the rate of 2% per month. Registration penalties under SPAs are capped at 12.5% of the principal amount of the respective Notes. The maximum registration penalties under the Notes are as follows:

                                           Maximum
                                        Registration
                      Transaction          Penalty
                   ------------------   -------------

                        2006 SPA        $   1,100,614
                        2007 SPA              437,500
                     April 2008 SPA           390,625
                     July 2008 SPA            156,250
                                        -------------
                                        $   2,084,989
                                        =============


The Company accounts for its registration rights agreements pursuant to FPS EITF Issue No. 00-19-2, which requires the Company to assess its potential liability with respect to registration rights agreements according to FAS 5. On May 29, 2008, the investors agreed to delay payments in connection with the registration rights agreement contained in the April 2008 SPA and the registration of the shares underlying the L-1 and L-2 warrants. The deadline has been indefinitely extended by the investors. As such, no liability related to the registration rights agreements has been recorded in the accompanying consolidated financial statements.

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

The April 2008 SPA amended the 2007 Notes and the 2007 Warrants. Pursuant to the 2008 SPA, the conversion price of the 2007 Notes and the exercise price of the 2007 Warrants were reduced from $1.20 to $0.50. The April 2008 SPA had no effect on the 2006 Notes. The July 2008 SPA amended the exercise price of the Series Q warrants from $1.00 to $0.50.

Since the modifications of the 2006 Notes, the 2007 Notes and the Series Q warrants resulted in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments," were substantially different from the terms of the previous 2006 Notes, the modification was recorded as an extinguishment of debt. After eliminating all liabilities related to the 2006 and 2007 SPAs and adjusting the fair value of the Series Q warrants to reflect the reduced exercise price, a gain on the extinguishment debt of $0 and $11,571,860, respectively, was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2007 and a loss on the extinguishment of debt of $493,7400 and $4,828,957, respectively, was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2008.

The April 2008 SPA also amended the terms of the Series M-1 and M-2 warrants to eliminate the contingency provisions and therefore, the Series M-1 and Series M-2 warrants became immediately exercisable upon the effective date of the 2008 SPA. Pursuant to EITF Issue No. 96-19, the modifications to these warrants were not considered substantial and the Company did not record any gain or loss related to the amendments. However, the Company recorded the portion of expense related to the warrants that became immediately exercisable of $0 and 1,146,033, respectively, for the three and nine months ended September 30, 2008.

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

Notes
-----

Information relating to the Notes is as follows:

                                                                              Current    Note Balance    Unamortized     Carrying
                                    Interest                Initial Fixed      Fixed         as of       Discount as    Value as of
                        Principal    Rate        Maturity    Conversion      Conversion  September 30,  of September   September 30,
    Transaction          Amount     (4),(5)        Date        Price           Price         2008         30, 2008         2008
--------------------  ------------  --------    ----------  -------------  ------------  -------------  ------------  --------------

2006 Notes(1)         $  8,804,909    9.25% (3)  7/31/2008     $ 0.44         $ 0.44     $   5,926,222  $         --  $    5,926,222
2007 Notes(2)            3,500,000    9.25%       8/1/2010     $ 1.20         $ 0.50         3,500,000    (2,750,000)        750,000
April 2008 Notes(6)      3,125,000   10.00%      3/31/2010     $ 1.00         $ 1.00         3,125,000    (2,505,018)        619,982
July 2008 Notes(6)       1,250,000   10.00%      7/28/2010     $ 1.00         $ 1.00         1,250,000    (1,145,833)        104,167
                      ------------                                                       -------------  ------------  --------------

                      $ 16,679,909                                                       $  13,801,222  $ (6,400,851) $    7,400,371
                      ============                                                       =============  ============  ==============

(1) All information presented reflects amendments made in January (2007.)

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

(6) All interest due under the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying balance sheet as of September 30, 2008 as follows:

                                    Current       Long-term         Total
                                   ---------      ----------      ---------
          April 2008 Notes         $ 312,500      $  156,250      $ 468,750
          July 2008 Notes            125,000         104,167        229,167
                                   ---------      ----------      ---------
                                   $ 437,500      $  260,417      $ 697,917
                                   =========      ==========      =========


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

The entire outstanding principal balance of the 2007 Notes and any outstanding fees or interest shall be due and payable in full on the maturity date. Interest is payable quarterly, beginning October 1, 2007. Under certain conditions, the Company may require investors to convert up to either 50% or 100% of the outstanding balances of the 2007 Notes at any time the Company shares are trading at or above $1.80 or $2.11, respectively

The April 2008 Notes are convertible into shares of common stock at the lower of the fixed conversion price or the optional conversion price, defined as 85% of the arithmetic average of the weighted-average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date. However, following the disclosure of an SEC event, as defined in the April 2008 Notes, the conversion price will be computed using the lowest of (i) 50% of arithmetic average of the weighted average price for the 30 trading days preceding the date of conversion; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

The July 2008 Notes are convertible into shares of common stock at the lower of the fixed conversion price or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date. However, following the disclosure of an SEC event, as defined in the April 2008 Notes, the conversion price will be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

The Notes are secured by a first priority perfected security interest in all of the Company's assets and the common stock of the Company's subsidiary. Additionally, the Notes are guaranteed by the Company's subsidiary.

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

If there is an event of default, the investors have the right to redeem all or any portion of the Notes, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for the Company's common stock on the date immediately preceding the event of default, (2) the closing sale price for the Company's common stock on the date immediately after the event of default and (3) the closing sale price for the Company's common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 130% of the number of shares into which the notes (including all principal, interest and late fees) may be converted.

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

During the nine months ended September 30, 2007, $171,212 of principal on the 2006 Notes and $1,918 of accrued interest on the 2006 Notes were converted into 393,942 shares of common stock.

Warrants
--------

In connection with the SPAs, the Company issued detachable warrants as follows:

                                                                Initial                               Fair Value of
                   Initial                                       Fair                    Warrants        Warrant
                  Number of   Initial   Current                Value of    Additional  Outstanding   Liability as of
Series of         Warrants   Exercise  Exercise                 Warrant     Warrant    at September     September
Warrants           Issued     Price     Price       Term (4)   Liability   Grants (6)    30, 2008       30, (2008)
---------------  ----------  --------  --------     --------  ----------  -----------  ------------  ---------------

L-1(1)           22,754,163   $0.505    $ 0.439     7 years   $                     -    22,754,163  $     1,546,685
L-2(1)            7,281,332   $0.505    $ 0.439     7 years                         -     7,281,332          500,956
M-1(1),(3)        7,395,103   $0.505    $ 0.439     7 years                         -     7,395,103          502,867
M-2(1)            2,366,433   $0.505    $ 0.439     7 years                         -     2,366,433          160,917
N(2)              2,909,636   $1.203    $ 0.500     7 years                 4,090,364     7,000,000          600,600
O(2),(5)          1,891,263   $1.203    $ 0.500     7 years    1,493,341    2,658,737     4,550,000              N/A
P(2)              1,246,987   $1.203    $ 0.500     7 years                 1,753,013     3,000,000          257,400
Q(8)              6,250,000   $1.000    $ 0.500 (7) 7 years    2,993,750            -     6,250,000          907,500
R                 2,500,000   $0.500    $ 0.500     7 years                         -     2,500,000          365,750
Replacement (9)   6,250,000   $1.000    $ 1.000     7 years                         -     6,250,000              N/A
                 ----------                                   ----------  -----------  ------------  ---------------

                 60,844,917                                   $4,487,091    8,502,114    69,347,031  $     4,842,675
                 ==========                                   ==========  ===========  ============  ===============

(1) All information presented reflects amendments made in January (2007)

(2) Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA

(3) The 2008 SPA modified the warrants to eliminate the contingency provision.

(4) The term begins as of the effective date of the registration statement.

(5) These fair value of the O warrants has not yet been recorded since the contingency provisions have not been met.

(6) Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.

(7) Exercise price is the lesser of $0.50 or 75% of the lowest of the following:

     (i) The average of the dollar volume-weighted average price of the stock for the 15 consecutive trading days immediately following the public disclosure of an event of default;

     (ii) The lowest of the dollar volume-weighted average price of the stock during the 30 consecutive trading days ending on the date of exercise;

     (iii) The average of the dollar volume-weighted average price of the stock for the 3 consecutive trading days immediately preceding the date of exercise; or

     (iv) The average of the dollar volume-weighted average price of the stock for the 3 consecutive trading days immediately following the date of exercise.

(8) Exercise price was amended by July 2008 SPA.

(9) The Replacement Warrants are expercisable on a one-to-one basis as the Series Q warrants are exercised.

The holders' rights to exercise the 9,761,536 Series M warrants was contingent on a mandatory conversion of the 2006 Notes at the option of the Company. A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares. The 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they are immediately exercisable. The Company recognized $1,146,063 of expense related to the M warrants for the nine months ended September 30, 2008. The value of the M warrants were measured at fair value on January 18, 2007 using the Black-Scholes option pricing model. The Replacement Warrants are exercisable on a one-for-one basis for every Series Q warrant exercised.

Since conversion of the Series O warrants is contingent on a mandatory conversion of the 2007 Notes and since the exercise of the Replacement Warrants is contingent on the exercise of the Series Q warrants, the total charge was measured as of the date of issuance of the Series O warrants and the Replacement Warrants. In accordance with EITF Issue No. 98-5, this charge will not be recognized until the mandatory conversion "contingency" has been satisfied. The fair values of the Series O warrants and Replacement Warrants at inception were $1,493,341 and $2,725,625, respectively.

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the nine months ended:

                                                    September 30, 2008                   September 30, 2007
                                   -------------------------------------------------   -----------------------
                                                             April 2008   July 2008
                                   2006 Notes   2007 Notes     Notes         Notes     2006 Notes   2007 Notes
                                   ----------   ----------   ----------   ----------   ----------   ----------
Stock price                          $ 0.28       $ 0.28       $ 0.28       $ 0.28       $ 1.09       $ 1.09
Exercise price                       $ 0.44       $ 0.50       $ 1.00       $ 1.00       $ 0.44       $ 1.21
Expected life (in years)               0.75         1.50         1.26         1.26         0.84         2.84
Volatility                           111.99%       98.34%      100.38%       80.86%       86.50%      108.23%
Risk-free rate of return               1.69%        1.89%        1.84%        2.43%        4.04%        4.01%
Expected dividend yield                0.00%        0.00%        0.00%        0.00%        0.00%        0.00%

                                                    September 30, 2008                   September 30, 2007
                                   -------------------------------------------------   -----------------------
                                      2006         2007      April 2008   July 2008       2006         2007
                                    Warrants     Warrants     Warrants    Warrants      Warrants     Warrants
                                   ----------   ----------   ----------   ----------   ----------   ----------

Stock price                          $ 0.28       $ 0.28       $ 0.28        $ 0.28      $ 1.38       $ 1.09
Exercise price                       $ 0.44       $ 0.50       $ 0.50        $ 1.00      $ 0.44       $ 1.21
Expected life (in years)               0.75         1.50         2.76          2.76        1.50         2.84
Volatility                           111.99%       98.34%      105.81%        98.41%     112.65%      108.23%
Risk-free rate of return               1.69%        1.89%        2.21%         2.84%       4.98%        4.01%
Expected dividend yield                0.00%        0.00%        0.00%         0.00%       0.00%        0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

                                                                                 Conversion     Detachable
                                                   Principal     Discount on      Option          Warrant
                                                    Balance     Notes Payable    Liability       Liability
                                                  ------------   ------------   ------------   ------------
     Balance at July 31, 2006 (inception)         $  5,000,000   $ (5,000,000)  $  3,068,783   $  4,431,011

     Amortization of debt discount                          --      1,041,666             --             --

     Change in fair value of conversion
          option and detachable warrant
          liabilities                                       --             --      3,737,837      5,342,956
                                                  ------------   ------------   ------------   ------------

     BALANCE, DECEMBER 31, 2006                      5,000,000     (3,958,334)     6,806,620      9,773,967

     Amortization of debt discount                          --        114,247             --             --

     Change in fair value of conversion
          option and detachable warrant
          liabilities                                       --             --       (640,241)      (524,400)
                                                  ------------   ------------   ------------   ------------

     BALANCE, JANUARY 18, 2007 (DATE OF
          MODIFICATION)                              5,000,000     (3,844,087)     6,166,379      9,249,567

     Gain on extinguishment of debt                         --      3,844,087     (6,166,379)    (9,249,567)

     Fair value of amended notes, conversion
          option liability and detachable
          warrant liability                          3,804,909     (8,804,909)    10,858,880     16,279,237

     Recognize liability due to contingency
          provisions being met                              --             --             --      4,144,328

     Conversion of notes to common stock            (2,707,475)            --     (6,079,443)            --

     Amortization of debt discount                          --      5,473,312             --             --

     Change in fair value of conversion
          option and detachable warrant
          liabilities                                       --             --       (849,975)   (11,727,375)
                                                  ------------   ------------   ------------   ------------

     BALANCE, DECEMBER 31, 2007                      6,097,434     (3,331,597)     3,929,462      8,696,190

     Amortization of debt discount                          --      1,427,820             --             --

     Change in fair value of conversion
          option and detachable warrant
          liabilities                                       --             --      2,133,138      7,785,659
                                                  ------------   ------------   ------------   ------------

     BALANCE, MARCH 31, 2008                         6,097,434     (1,903,777)     6,062,600     16,481,849

     Amortization of debt discount                          --      1,427,820             --             --

     Conversion of notes to common stock              (171,212)            --       (151,932)            --

     Recognition of warrant liabilities upon
          satisfaction of contingency related to
          Series M-1 and M-2 warrants                       --             --             --      1,146,033

     Change in fair value of conversion
          option and detachable warrant
          liabilities                                       --             --     (1,618,226)    (4,949,146)
                                                  ------------   ------------   ------------   ------------

     BALANCE, JUNE 30, 2008                          5,926,222       (475,957)     4,292,442     12,678,736

     Amortization of debt discount                          --        475,957             --             --

     Change in fair value of conversion
          option and detachable warrant
          liabilities                                       --             --     (3,376,290)    (9,967,311)
                                                  ------------   ------------   ------------   ------------
     BALANCE, SEPTEMBER 30, 2008                  $  5,926,222   $         --   $    916,152   $  2,711,425
                                                  ============   ============   ============   ============


Activity in the 2007 Notes and 2007 Warrants is as follows:

                                                                                Conversion    Detachable
                                                     Principal   Discount on      Option       Warrant
                                                      Balance   Notes Payable   Liability     Liability
                                                    -----------  -----------   -----------   -----------

     Balance at July 31, 2007 (inception)           $ 3,500,000  $(3,500,000)  $ 2,297,449   $ 3,282,069

     Amortization of debt discount                           --      194,444            --            --

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --      (264,486)     (377,837)
                                                    -----------  -----------   -----------   -----------

     BALANCE, SEPTEMBER 30, 2007                      3,500,000   (3,305,556)    2,032,963     2,904,232

     Amortization of debt discount                           --      291,666            --            --

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --    (1,882,535)   (2,689,336)
                                                    -----------  -----------   -----------   -----------

     BALANCE, DECEMBER 31, 2007                       3,500,000   (3,013,890)      150,428       214,896

     Amortization of debt discount                           --      291,666            --            --

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --       248,483       354,976
                                                    -----------  -----------   -----------   -----------

     BALANCE, MARCH 31, 2008                          3,500,000   (2,722,224)      398,911       569,872

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --       (26,769)      (38,242)
                                                    -----------  -----------   -----------   -----------

     BALANCE APRIL 1, 2008 (DATE OF
           MODIFICATION)                              3,500,000   (2,722,224)      372,142       531,630

     Loss on extinguishment of debt                          --    2,722,224      (372,142)     (531,630)

     Fair value of amended notes, conversion
           option liability and detachable warrant
           liability                                         --   (3,500,000)    2,658,600     3,798,000

     Amortization of debt discount                           --      375,000            --            --

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --      (203,700)     (291,000)
                                                    -----------  -----------   -----------   -----------

     BALANCE, JUNE 30, 2008                           3,500,000   (3,125,000)    2,454,900     3,507,000

     Amortization of debt discount                           --      375,000            --            --

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --    (1,854,300)   (2,649,000)
                                                    -----------  -----------   -----------   -----------

     BALANCE, SEPTEMBER 30, 2008                    $ 3,500,000  $(2,750,000)  $   600,600   $   858,000
                                                    ===========  ===========   ===========   ===========



Activity in the April 2008 Notes and 2008 Warrants is as follows:

                                                                                Conversion    Detachable
                                                     Principal   Discount on      Option       Warrant
                                                      Balance   Notes Payable   Liability     Liability
                                                    -----------  -----------   -----------   -----------
     Balance at April 1, 2008 (inception)           $ 3,125,000  $(3,125,000)  $ 1,002,813   $ 2,993,750

     Amortization of debt discount                           --      390,625            --            --

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --      (457,188)     (685,000)
                                                    -----------  -----------   -----------   -----------

     BALANCE, JUNE 30, 2008                           3,125,000   (2,734,375)      545,625     2,308,750

     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --            --      (718,125)
                                                    -----------  -----------   -----------   -----------

     BALANCE JULY 28,  2008 (DATE OF
           MODIFICATION)                              3,125,000   (2,734,375)      545,625     1,590,625

     Gain on extinguishment of debt                          --      701,167            --    (1,590,625)
     Fair value of amended notes, conversion
           option liability and detachable warrant
           liability                                         --     (841,400)           --     2,084,375

     Amortization of debt discount                           --      369,590            --            --
     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --      (433,750)   (1,176,875)
                                                    -----------  -----------   -----------   -----------

     BALANCE, SEPTEMBER 30, 2008                      3,125,000   (2,505,018)      111,875       907,500
                                                    ===========  ===========   ===========   ===========


Activity in the July 2008 Notes and July 2008 Warrants is as follows:

                                                                                Conversion    Detachable
                                                     Principal   Discount on      Option       Warrant
                                                      Balance   Notes Payable   Liability     Liability
                                                    -----------  -----------   -----------   -----------
     Balance at July 28, 2008 (inception)           $ 1,250,000  $(1,250,000)  $   142,500   $   856,750
     Amortization of debt discount                           --      104,167            --            --
     Change in fair value of conversion
           option and detachable warrant
           liabilities                                       --           --       (97,750)     (491,000)
                                                    -----------  -----------   -----------   -----------

     BALANCE, SEPTEMBER 30, 2008                    $ 1,250,000  $(1,145,833)  $    44,750   $   365,750
                                                    ===========  ===========   ===========   ===========



Summary Activity of Notes and Warrants is as follows:

                                                                                Conversion    Detachable
                                                     Principal   Discount on      Option       Warrant
                                                      Balance   Notes Payable   Liability     Liability
                                                    -----------  -----------   -----------   -----------

     2006 Notes                                     $ 5,926,222  $        --   $   916,152   $ 2,711,425

     2007 Notes                                       3,500,000   (2,750,000)      600,600       858,000

     April 2008 Notes                                 3,125,000   (2,505,018)      111,875       907,500

     April 2008 Notes                                 1,250,000   (1,145,833)       44,750       365,750
                                                    -----------  -----------   -----------   -----------

     BALANCE, SEPTEMBER 30, 2008                    $13,801,222  $(6,400,851)  $ 1,673,377   $ 4,842,675
                                                    ===========  ===========   ===========   ===========


5.       WARRANTS
         --------

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                                      Warrant      Weighted Average
                                                                      Shares        Exercise Price
                                                                   ------------    ----------------
  Outstanding at December 31, 2007                                  55,604,444     $          0.76
    Granted                                                         23,502,114                0.50
    Cancelled/forfeited                                                      -                   -
    Exercised                                                                -                   -
                                                                   ------------    ----------------
  Outstanding at September 30, 2008                                 79,106,558     $          0.64
                                                                   ============    ================

The following tables summarize warrants outstanding at September 30, 2008:

           Range                 Number           Wtd. Ave. Life        Wtd. Ave. Price         Exercisable
           -----                 ------           --------------        ---------------         -----------
         $.40-2.50             70,356,558              2.55                  $0.64               67,697,821

                                                OUTANDING AT        EXERCISED/                       OUTANDING AT
      SERIES              ISSUE DATE              12/31/07          FORFEITED         GRANTED           9/30/08
  ---------------- -------------------------- ------------------ ----------------- --------------- ------------------
         B                April 2004                  1,950,001                 -               -          1,950,001
         D                June, 2004                    972,223                 -               -            972,223
         E                 2004-2005                    141,000                 -               -            141,000
         F                April 2005                     14,385                 -               -             14,385
         G                April 2005                  3,564,188                 -               -          3,564,188
       G-BH               April 2005                  1,505,989                 -               -          1,505,989
         I               February 2005                   10,000                 -               -             10,000
         J                August 2005                    16,255                 -               -             16,255
        L-1        July 2006 & January 2007          22,754,163                 -               -         22,754,163
        L-2              January 2007                 7,281,332                 -               -          7,281,332
        M-1                July 2006                  7,395,103                 -               -          7,395,103
        M-2              January 2007                 2,366,433                 -               -          2,366,433
         N                 July 2007                  2,909,636                 -       4,090,364          7,000,000
         O                 July 2007                  1,891,263                 -       2,658,737          4,550,000
         P                 July 2007                  1,246,987                 -       1,753,013          3,000,000
         Q                April 2008                          -                 -       6,250,000          6,250,000
    Replacement            July 2008                          -                 -       6,250,000          6,250,000
         R                 July 2008                                                    2,500,000          2,500,000
                                              ------------------ ----------------- --------------- ------------------
       MISC                2003-2007                  1,585,486                 -               -          1,585,486
                                              ------------------ ----------------- --------------- ------------------
  TOTAL                                              55,604,444                 -      23,502,114         79,106,558
                                              ================== ================= =============== ==================

     (1.) Series A, Series C, Series H, and Series K warrants have expired.

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

The placement agent warrants were measured at fair value using the Black-Scholes option pricing model. During 2008 and 2007, the Company capitalized $40,113 and $148,236 as debt issuance cost, respectively. During the three and nine months ended September 30, 2008, the Company amortized $9,398 and $136,199, respectively, $53,905 of which is included in loss on extinguishment of debt for the three and nine months ended September 30, 2008.

6.       SUBSEQUENT EVENTS
         -----------------

On September 22, 2008, the Company entered into a new lease for its premises through March 31, 2009. The lease has a monthly rent of $1,560.

On October 2, 2008, the Company returned the keys of its previous operating facility to the landlord and formally rendered possession of the facility to the landlord. The Company fully paid the September rent and stopped further payments upon vacating the facility. The duration of the lease is through July 31, 2009 and total potential rent exposure for that period (October 1, 2008 - July 31, 2009) taking into account the deposit held by the Landlord amounts to $192,153. The Company is in the process of negotiating a lease buyout with the previous landlord. As negotiations are in an early stage, the Company is unable to estimate the amount of the liability that may result from this uncertainty.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, our future business, financial condition, operating strategies, and operational and legal risks. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" or variations of those terms and other similar expressions, including their use in the negative. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     o    our inability to continue as a going concern,
     o    our inability to raise additional capital,
     o    lower sales and revenues than forecast,
     o    inability to carry out our marketing and sales plans,
     o    unexpected costs and operating deficits,
     o failure to establish relationships with and capitalize upon access to new customers,
     o    litigation and administrative proceedings involving us or products,
     o    adverse publicity and news coverage,
     o    adverse economic conditions,
     o    entry of new and stronger competitors,
     o    changes in interest rates and inflationary factors, and
     o other specific risks that may be referred to in this report or in other reports that we have issued.


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

GOING CONCERN QUALIFICATION

         We have a limited operating history with minimal sales and have incurred net losses of $72,552,657 through September 30, 2008. At September 30, 2008, we had a deficit in working capital of $12,823,302 of which $6,516,053 relates to the fair value of derivative financial instruments. Since our inception, including the nine months ended September 30, 2008, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2007.

         As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy and the Company did not believe it advisable to seek additional outside financing in support of that model, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

         The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity. While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support even our reduced SG & A expense. In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.

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

CRITICAL ACCOUNTING POLICIES

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include the valuation of inventories, derivative financial instruments, and stock-based compensation and the recoverability of deferred income tax assets.

Inventory Valuation
-------------------

         We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value. Our provision for excess and obsolete inventories decreased from $204,758 at December 31, 2007 to $61,711 at September 30, 2008 due to previously provided for obsolete inventories being scrapped and charged against the provision during the second quarter of 2008.

Valuation of Derivative Financial Instruments
---------------------------------------------

         Our senior convertible notes are classified as non-conventional convertible debt. In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

         To determine the fair value of the derivative instruments, we make certain assumptions regarding the expected term of exercise. Because the expected term of the warrants impacts the volatility and risk-free interest rates used in the Black-Scholes calculations, these must be selected for the same time period as the expected term of the warrants.

Accounting Treatment for Derivatives
------------------------------------

EMBEDDED CONVERSION FEATURE
---------------------------

         Paragraph 12 of SFAS 133 indicates that a conversion features should be considered to be a derivative if the following criteria are met:

     o The economic characteristics and risks differ between the host and embedded conversion feature. This condition, relative to our senior convertible notes, is met because the embedded conversion feature valuation depends on factors such as volatility, stock price and expected life whereas the valuation of the host is not impacted by these factors. SFAS 133, paragraph 61 (k) further confirms the above position as this paragraph states that "the changes in fair value of an equity interest and the interest rates on a debt instrument are not clearly and closely related. Thus, for a debt security that is convertible into a specified number of shares of the debtor's common stock or another entity's common stock, the embedded derivative (that is, the conversion option) must be separated from the debt host contract and accounted for as a derivative instrument provided that the conversion option would, as a freestanding instrument, be a derivative instrument subject to the requirements of this Statement."
     o The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contracts (our senior convertible notes) are not re-measured.
     o A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraphs 6 of SFAS 133. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts (2) requires no initial net investments and (3) permits net settlement.

         Based on the above considerations, it is implied that the embedded conversion features related to our senior convertible notes are derivatives that must be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. However, before reaching a final conclusion on whether we are dealing with embedded conversion features that need to be considered a derivative, we need to review paragraph 11(a) of SFAS 133. Paragraph 11(a) states that "contracts issued or held are both (1) indexed to its own stock and (2) classified in stockholders equity shall not be considered derivative instruments." Our contracts are indexed to our own stock; however, to determine the correct classification of the embedded conversion feature with respect to possible stockholders equity classification, we reviewed the guidelines provided in EITF 00-19.

         Specifically, EITF 00-19, paragraph 4 and EITF 05-2 indicate that an embedded conversion feature is conventional if the holder is entitled to convert their position into a fixed number of shares. The embedded conversion features of our senior convertible note financings and subject of this review entitles the holder, under certain circumstances beyond the control of the Company, to convert their position into a variable number of shares. This implies that the embedded conversion features under discussion do not qualify as conventional convertible instruments. Because the embedded conversion features do not qualify as conventional convertible instruments, we then had to analyze paragraphs 12-32 of EITF 00-19 to determine whether the embedded conversion feature should be accounted for as a equity or as a liability.

         Paragraph 19 of EITF 00-19 stipulates that in order to qualify for equity treatment, the Company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. The total number of shares that the Company could need to settle the current contract could exceed the level of authorized shares available for issuance and this would result in a situation where the

Company does not control settlement of shares. Consequently, the embedded conversion feature is classified as a liability under EITF 00-19 and therefore does not qualify for paragraph 11 scope exception in SFAS 133. As a result the embedded conversion features will be accounted for as derivatives at fair value, with changes in fair value recorded in earnings. Based on before mentioned criteria, we classified the conversion features as liabilities on our balance sheets measured at fair value using the Black-Scholes option pricing model.

         The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing. These transactions are analogous to paragraph 6 of EITF 98-5, which states, "... IN CERTAIN CIRCUMSTANCES, THE INTRINSIC VALUE OF THE BENEFICIAL CONVERSION FEATURE MAY BE GREATER THAN THE PROCEEDS ALLOCATED TO THE CONVERTIBLE INSTRUMENT. IN THOSE SITUATIONS, THE TASK FORCE REACHED A CONSENSUS THAT THE AMOUNT OF THE DISCOUNT ASSIGNED TO THE BENEFICIAL CONVERSION FEATURE IS LIMITED TO THE AMOUNT OF THE PROCEEDS ALLOCATED TO THE CONVERTIBLE INSTRUMENT." The discount amount up to the face value of the debt host instrument is amortized as additional interest expense over the life of the notes.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

         The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2008 and 2007. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.



                                                 RAPTOR NETWORKS TECHNOLOGY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,
                                                              2008                 2007              2008                  2007
                                                          ------------         ------------       ------------         ------------

REVENUE, NET                                              $     75,662         $    431,336       $    551,808         $    831,964
COST OF SALES                                                   21,384              136,959            167,388              305,687
                                                          ------------         ------------       ------------         ------------

GROSS PROFIT                                                    54,278              294,377            384,420              526,277
                                                          ------------         ------------       ------------         ------------

OPERATING EXPENSES

   Salary expense and salary related costs                     471,363              589,962          1,640,396            1,824,272
   Marketing expense                                                --                5,391             78,810               86,696
   Research and development                                    294,474              314,618            977,143              983,026
   Selling, general and administrative                         666,137              933,249          2,174,839            2,575,009
                                                          ------------         ------------       ------------         ------------

    Total operating expenses                                 1,431,974            1,843,220          4,871,188            5,469,003
                                                          ------------         ------------       ------------         ------------

Loss from operations                                        (1,377,696)          (1,548,843)        (4,486,768)          (4,942,726)
                                                          ------------         ------------       ------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                               1,126                   --             10,752               14,246
   Change in fair value of warrants and conversion
        option liabilities                                  20,764,618           19,127,702         18,511,416           (5,198,576)
   Senior convertible note restructuring charges                    --                   --                 --           (2,089,284)
   Gain (loss) on extinguishment of debt                      (353,517)                  --         (5,182,474)          11,571,860
   Cost associated with convertible debt                            --                   --                 --                   --
   Cost of financing senior convertible notes                 (424,250)          (5,239,226)        (4,973,096)         (23,572,434)
   Amortization of discount on convertible debt             (1,324,714)          (2,606,882)        (5,237,645)          (5,338,804)
   Interest expense                                           (337,246)            (247,587)          (931,419)            (685,528)
   Loss on sale of property and equipment                      (65,101)                  --            (65,101)                  --
                                                          ------------         ------------       ------------         ------------

Total other income (expense)                                18,260,916           11,034,007          2,132,433          (25,298,520)
                                                          ------------         ------------       ------------         ------------

Loss before income taxes                                    16,883,220            9,485,164         (2,354,335)         (30,241,246)
                                                          ------------         ------------       ------------         ------------

Income tax benefit                                                  --                   --                 --                   --
                                                          ------------         ------------       ------------         ------------

NET INCOME (LOSS)                                         $ 16,883,220         $  9,485,164       $ (2,354,335)        $(30,241,246)
                                                          ============         ============       ============         ============

NET REVENUES

         During the three months ended September 30, 2008 and 2007, we recognized revenues of $75,662 and $431,336, respectively. During the nine months ended September 30, 2008 and 2007, we recognized revenues of $551,808 and $831,964, respectively. This decrease in revenues is to a large extent attributable to the fact that the Company has mainly focused on larger deals in market segments such as government and cable, where selling cycles are typically longer. The Company also substantially reduced headcount during the third quarter of 2008 and realigned its selling model. Finally, the downturn in general economic conditions during the third quarter of 2008 negatively impacted revenue levels.

GROSS PROFIT

         Our gross profit was $54,278 and $294,377 for the three months ended September 30, 2008 and 2007, respectively, representing a gross margin in the first quarter of 2008 of 72% versus a gross margin in the third quarter of 2007 of 68%. For the nine months ended September 30, 2008 and 2007, our gross profit was $384,420 and $526,277, respectively, representing a gross margin of 70% for the nine months ended September 30, 2008 versus a gross margin of 63% for the nine months ended September 30, 2007. The main reason for this improvement in margins is the change in customer mix. During the first half of 2007, revenues included sales of highly discounted demonstration equipment and educational sales. This type of sales did not occur in the first half of 2008.

OPERATING EXPENSES

         Our total operating expenses decreased from $1,843,220 during the third quarter of 2007 to $1,431,974 during the third quarter of 2008 and from $5,469,003 in the first nine months of 2007 to $4,871,188 for the first nine months of 2008. These decreases of 22% and 11%, respectively, were primarily due to a decrease in salary expenses and selling, general and administrative expenses. A more detailed description of the decrease in our operating expenses can be found below.

SALARY EXPENSES

         Salary and salary-related expenses decreased from $589,962 in the third quarter of 2007 to $471,363 in the third quarter of 2008, representing a 20% decrease. For the nine months ended September 30, 2008 and 2007, salary expenses were $1,640,396 and $1,824,272, respectively, representing a decrease of $183,876 or 10%. The decrease of expenses incurred in the third quarter of 2008 is the result of a substantial reduction of headcount in the third quarter of 2008, partially offset by salary increases granted to most employees in early 2008, an increase of health premiums paid by the Company and increased stock-based compensation charges.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased from $314,618 in the third quarter of 2007 to $294,474 in the third quarter of 2008. The main reasons for this decrease are a reduction of rental expenses of design tools.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses (SG&A) decreased from $933,249 in the third quarter of 2007 to $666,137 in the third quarter of 2008. In the nine months ended September 30, 2008, SG&A decreased to $2,174,839 from $2,575,009 for the nine months ended September 30, 2007. The decrease in SG&A expenses incurred in the first nine months of 2008 compared to the same period in 2007 were mainly due to reduced legal fees and finder's fees in connection with financings, reduced audit fees and the decrease in the use of business development consultants. These decreases were partially offset by an increase of bad debt expenses by an amount of $20K. The decrease of SG&A in the third quarter of 2008 compared to the same quarter in 2007 was mainly due to reduced finder's fees in connection with financings, reduced audit fees and the decreased use of business development consultants.

NET OTHER INCOME (EXPENSE)

         Net other expense was $11,034,007 in the third quarter of 2007 as compared to income of $18,260,916 in the third quarter of 2008. Net other income was $2,132,433 for the nine months ended September 30, 2008 as compared to other expense of $25,298,520 for the nine months ended September 30, 2007. The primary reasons for these changes are:

     o For the three months ended September 30, 2008, the fair values of our conversion option and warrant liabilities decreased by $20,764,618 compared to a decrease in their fair value of $19,127,702 the three months ended September 30, 2007. For the nine months ended September 30, 2008, the fair values of our conversion option and warrant liabilities decreased by $18,511,496 as compared to an increase in their fair values of $5,198,576 for the nine months ended September 30, 2007. The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion feature and options. The fair value of the conversion feature moves in the same direction as the stock price and the expected term. Our stock price increased from $0.86 at December 31, 2006 to $1.09 at September 30, 2007 and declined from $0.68 at December 31, 2007 to $0.28 at September 30, 2008.
          Additionally, the expected terms also decreased due to the passage of time.

     o During the nine months ended September 30, we modified our July 2007 financing to reduce both the conversion price on the notes and the exercise price of the warrants from $1.21 to $0.50 and we amended the Series Q warrants to reduce the exercise price from $1.00 to $0.50. The decrease in the exercise prices, along with the write-off of the carrying value of debt issuance costs of $53,905 resulted in a loss on extinguishment of debt of $353,517 for the three months ended September 30, 2008 and a loss on extinguishment of debt of $5,182,474 for the nine months ended September 30, 2008. In the first quarter of 2007, we restructured our July 2006 financing increasing the number of warrants issued and reducing the warrant exercise price from $0.52 to $0.44. As a result, we recorded a gain of $11,571,860 in connection with an extinguishment of debt and recorded restructuring charges for a total amount of $2,089,284.

     o The cost of financing senior convertible notes was $424,250 and $4,973,096 for the three and nine months ended September 30, 2008, respectively, as compared to $5,239,226 and $23,572,434 for the three and nine months ended September 30, 2007, respectively. During 2008, we entered into two financing transactions for an aggregate purchase price of $4.375 million as compared to a $3.5 million transaction in 2007. Additionally, we recognized $1,146,033 related to the contingency option of the M warrants in 2008. In 2007, we entered into a $3.5 million financing and amended our 2006 financing to increase the principal balance by $1.6 million. The decrease in expense recognized was caused primarily by a decrease in the stock price in 2008 as compared to 2007.

     o Amortization of the discount on convertible debt decreased to $1,324,714 for the three months ended September 30, 2008 from $2,606,882 for the three months ended September 30, 2007. Amortization on convertible debt decreased to $5,237,645 for the nine months ended September 30, 2008 from $5,338,804 for the nine months ended September 30, 2007. The decrease resulted from the notes we entered into in 2006 being completely amortized, offset by an increase in amortization on the notes we entered into in 2008 and an increase in the debt discount after accounting for the modifications of the 2007 and April 2008 financings.

     o Interest expense increased to $337,463 for the three months ended September 30, 2008 from $247,587 for the three months ended September 30, 2007. Interest expense increased to $931,419 for the nine months ended September 30, 2008 from $685,528 for the nine months ended September 30, 2007. The increase is primarily attributable to a higher outstanding principal balance and higher interest rates in 2008 as a result of the financings entered into in July 2007, April 2008 and July 2008.

     o Loss on the sale of property and equipment was $65,101 for the three and nine months ended September 30, 2008. After reducing our headcount substantially, we relocated to a new, smaller facility. Due to substantial space constraints, we sold certain property and equipment for cash proceeds of $2,750 and wrote off the remaining tenant improvements at the old facility, resulting in a loss of $65,101. There were no such transactions in 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2007 and 2006. Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of our Form 10-KSB for the years ended December 31, 2007 and 2006 and the cautionary statements included in the "Risk Factors" section under Item 1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

         For the three months ended September 30, 2008, we had net income of $16,883,220. However, the net income included significant non-cash income related to our conversion option and warrant liabilities. We used $5,062,366 of cash in our operations. Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of September 30, 2008, we had a deficit in working capital of $12,823,302 of which $6,516,053 relates to the fair value of derivative financial instruments.

         As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy and the Company did not believe it advisable to seek additional outside financing in support of that model, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

         The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity. While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support even our reduced SG & A expense. In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.

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

                    Notes:                        2,909,636
                    N Warrants:                   2,909,636
                    O Warrants:                   1,891,263
                    P Warrants:                   1,246,987
                                          ------------------
                    Total:                        8,957,522
                                          ==================

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

April 2008 Senior Secured Convertible Note Financing
----------------------------------------------------

         On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, and July 2007 financings, for total gross proceeds of $3.125 million we issued Senior Secured Convertible Notes in the aggregate principal amount of $3.125 million ("Secured Notes"), Series Q warrants and 3,125,000 shares of the Company's common stock in a private placement transaction. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets, requires the Company to pledge the stock of the Company's subsidiary, and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

                    Notes                              3,125,000
                    Series Q warrants                  6,250,000
                                                 ----------------

                      Total                            9,375,000
                                                 ================

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

         The anti-dilution provisions in this financing will impact the strike price of the notes and warrants (N, O and P Warrants) of the July 2007 Senior Secured Convertible Note Financing which will result in the need for issuing an additional number of note shares of 4,090,364 and N, O and P Warrant shares of 8,502,114. The strike price for these note and warrant shares will be $0.50 compared to the $1.2029 strike price applicable for the July 2007 financing.

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

July 2008 Senior Secured Convertible Note Financing
---------------------------------------------------

         On July 28, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, July 2007 and April 2008 financings, for total gross proceeds of $1.25 million we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, Series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company's common stock and 1,250,000 shares of the Company's common stock in a private placement transaction. In addition, in exchange for the issuance of replacement warrants (the "Replacement Warrants") and amending certain terms and conditions of the Company's Series Q Warrants (the "Amended and Restated Q Warrants"), the investors agreed to cause the investors to exercise the Company's Series Q Warrants under certain circumstances. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets, requires the Company to pledge the stock of the Company's subsidiary, and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

Notes                                    1,250,000
Series R warrants                        2,500,000
Replacement warrants                     6,250,000
                                   ----------------

  Total                                 10,000,000
                                   ================

         The notes bear interest at the rate of 10.00% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on July 28, 2010. This date may be extended, at the option of the investors, by up to two years. Interest on the notes of $250,000, representing two years of interest, was prepaid to the investors at the closing. The notes are immediately convertible at a conversion price of $1.00 per share. The entire outstanding principal balance and any outstanding fees or interest (if any) shall be due and payable in full on the maturity date. The R Warrants carry a strike price of $1.00 for each share and are immediately exercisable. The Series R warrants expire on July 28, 2017.

         In the event of a default or upon the occurrence of certain fundamental transactions as defined in the notes, the investors will have the right to require the Company to redeem the notes at a premium. In addition, at any time on or after January 28, 2009, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or 15.0% discount to the recent volume weighted average price of the Company's common stock, or at the option of the Company, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of the Company's common stock over the prior 20-trading day period.

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

         The notes and the warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder's affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days' notice, by the investor to the Company, of up to 9.99%).on Stock on the date an Investor delivers its redemption notice for such event of default, multiplied by (b) 200% of the number of shares into which the Notes (including all principal, interest and late fees) may be converted.

         The notes prohibit the Company from entering into certain transactions involving a change of control, unless the successor entity is a public company and it assumes in writing all of the obligations of the Company under the notes and the other transaction documents. In the event of such a transaction, the investors have the right to force redemption of the notes, at the greater of (i) 200% of the sum of the principal and interest and late fees, and (ii) the product of (x) 200% of the sum of the amount of principal, interest and late fees to be redeemed and (y) the quotient determined by dividing (A) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of Common Stock paid to the holders of common stock upon consummation of such transaction (B) the conversion price.

         The holders of the notes are entitled to receive any dividends paid or distributions made to the holders of the Company's common stock on an "as if converted" basis.

         The Series R Warrants provide for the purchase of up to 2,500,000 shares of the Company's common stock. The Series R Warrants are immediately exercisable, have an initial exercise price of $0.50 per share, and expire on July 28, 2015.

         The Amended and Restated Q Warrants amend the following terms and conditions of the Company's Series Q Warrants, which were issued to the investors on March 31, 2008, such that the warrants have an initial exercise price equal to the lower of (i) $0.50 and (ii) 75% of number equal to the lesser of (w) the 15-day weighted average price of the Company's common stock, (x) the lowest 30-day weighted average price of the Company's common stock, (y) the weighted average price of the Company's common stock during the first three (3) consecutive day period thirty days prior to the date of exercise, and (z) the weighted average price of the Company's common stock during the last three (3) consecutive day period thirty days prior to the date of exercise.

         At any time after the a registration statement filed covering the Amended and Restated Q Warrants is declared effective by the Commission, the Company may elect, no more than once during any 30 day period, to require the investors to exercise the Amended and Restated Q Warrants, provided that the number of shares of the Company's common stock into which such warrants are forced to be exercised do not exceed 15% of the 20-day trading volume in number of shares of the Company's common stock.

         The Replacement Warrants provide for the purchase of up to 6,250,000 shares of the Company's common stock, upon the satisfaction of certain conditions with respect to the Amended and Restated Q Warrants. The Replacement Warrants become exercisable, on a one-for-one basis, for every Amended and Restated Q Warrant that the investors exercise. The Replacement Warrants expire on July 28, 2015, and have an exercise price equal to the lower of
i)   $0.50 and
ii) 75% of number equal to the lesser of (w) the 15-day weighted average price of the Company's common stock, (x) the lowest 30-day weighted average price of the Company's common stock, (y) the weighted average price of the Company's common stock during the first 3 consecutive day period 30 days prior to the date of exercise, and (z) the weighted average price of the Company's common stock during the last 3 consecutive day period 30 days prior to the date of exercise.

         Similar to the notes, the warrants require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise.

         The foregoing raises during fiscal years ended December 31, 2006 and 2007 and through the third quarter of 2008 have enabled us to support our continuing operations.

ITEM 4T.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2008 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

         Exhibits
         --------

    EXHIBIT                                          DESCRIPTION
    NUMBER
    -------                                          -----------

10.1x            Facility lease agreement with Martin Investment dated
                 September 22, 2008

10.2 Securities Purchase Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)

10.3 Registration Rights Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)

10.4 Form of Senior Secured Convertible Note issued July 28, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)

10.5 Amended and Restated Security Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)

10.6 Amended and Restated Pledge Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)

10.7 Amended and Restated Guaranty, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)

31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RAPTOR NETWORKS TECHNOLOGY, INC.

Date:  November 18, 2008       By:  /s/ THOMAS M. WITTENSCHLAEGER
                                    --------------------------------------------
                                    Thomas M. Wittenschlaeger,
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  November 18, 2008       By:  /s/ BOB VAN LEYEN
                                    --------------------------------------------
                                    Bob van Leyen,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

             EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

10.1             Facility lease agreement with Martin Investment dated September
                 22, 2008

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