Form 10-K
period 2008-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2009-03-31
CIK 1163300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________   TO ______________

COMMISSION FILE NUMBER:  000-51443

                                 --------------

                        RAPTOR NETWORKS TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              COLORADO                                       84-1573852
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


               1508 S. GRAND AVENUE, SANTA ANA, CA     92705-4411
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (714) 380-6659

                                 --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                                 --------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                       Yes  [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               Yes [ ] No [X]

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K.                                [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]               Accelerated filer [ ]

         Non-accelerated filer [ ]                 Smaller reporting company [X]
        (Do not check if a smaller
           reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).                                Yes [ ] No [X]

         The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the Company's second quarter of 2008 (June 30, 2008) of $0.70 per share was $45,612,921. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes. As per March 24, 2009 the aggregate market value defined as before in this paragraph was $8,480,797.


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                        Yes  [ ]    No  [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date: 74,073,311 shares of common stock $0.01 par value as of March 24, 2009.


                                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
                                                     PART I

Item 1.       Business.................................................................................................2
Item 2.       Properties..............................................................................................17
Item 3.       Legal Proceedings.......................................................................................17
Item 4.       Submission of Matters to a Vote of Security Holders.....................................................17

                                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of
              Equity Securities.......................................................................................18
Item 6.       Selected Financial Data.................................................................................19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................19
Item 8.       Financial Statements....................................................................................30
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................30
Item 9A(T).   Controls and Procedures.................................................................................30
Item 9B.      Other Information.......................................................................................31

                                                    PART III

Item 10.      Directors and Executive Officers of the Registrant......................................................32
Item 11.      Executive Compensation..................................................................................34
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........39
Item 13.      Certain Relationships and Related Transactions..........................................................41
Item 14.      Principal Accountant Fees and Services..................................................................41

                                                     PART IV

Item 15.      Exhibits................................................................................................42
Signatures............................................................................................................45
Index to Financial Statements........................................................................................F-1
Index to Exhibits

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

           When used in this report on Form 10-K (this "Report"), the words "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" and other expressions that convey uncertainty of future events or outcomes are intended to identify "forward-looking statements." We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report. While forward-looking statements represent our management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, and failure to establish relationships with and capitalize upon access to new customers. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

    o the reduced complexity, tighter hardware integration and common components (including common software components) of our products provides users the opportunity for economies of scale and reduced costs;

    o the open standards of our products provide for compatibility with legacy products;

    o our products' low transport latency can support emerging converged video, voice and data applications without sacrificing
         Quality-of-Service; and

    o the Layer 2-7 Classification of our products provides full feature sets across a user's network.

         We remain an early stage technology company and, commencing with our inception, have operated, and are now operating, at a significant loss. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Because we experienced a significant decrease in revenue in 2008 as compared to 2007, structural changes to our business model that have been previously disclosed in our public filings became necessary to continue our operations. The principal operating model of the Company was shifted from product development to licensing, enabling a reduction in headcount, footprint and infrastructure to reduce costs. While we shifted principally to licensing, we continue to pursue product and service revenue at a much diminished rate. There can be no assurance that this shift in business model will be successful, if at all, and should we be unable to do so, our investors could lose their entire investment in us.

         Our principal headquarters are located at 1508 S. Grand Ave., Santa Ana, California 92705 and our phone number is 714-380-6659. Our Internet address is www.raptor-networks.com. Our Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter and Compensation Committee Charter may be found on our website at the Internet address set forth above. Our filings with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. The SEC's web site address is www.sec.gov.

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

OUR STRATEGY

         Our answer to the cost barrier of the adoption of high-bandwidth (full 10 Gigabit) networking is the introduction of next-generation networking products that are fundamentally less complex, more architecturally flexible, compatible with legacy products, and faster than traditional chassis-based alternatives. We believe that being in a position to offer customers a low cost-of-entry network alternative will ultimately allow us to achieve success in the network switch market.

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

         Our proprietary Raptor Adaptive Switch Technology ("RAST") provides an innovative new way to connect local and wide area networks, allowing users new options in the way they design their distribution networks. Simply stated, RAST allows discrete network elements, separated in distance by more than 1,000 kilometers, to "bind" into a common "virtual switch," providing for ultra-fast Layer 2 transport across those distances. Compatible with existing open standards legacy products, RAST allows customers to add significant capability to converge voice, video and all data types on to their existing network without the need for expensive, end-to-end upgrades. RAST also allows highly resilient networks to be created at lower costs, both in terms of initial capital expenditure and ongoing operating costs, than traditional legacy chassis-based systems. Because RAST allows virtually any network size and topology to be engineered from our common "building block" switches, the cost of adoption, as well as the cost of support, is minimized.

         One of the most difficult data types for networks to handle is VoIP. By optimizing the handling of all data packet types on a given network, treating them as though they were all video data, our architecture enables the construction of true wire-speed networks and achieves multiple objectives for the user community. First, it allows for voice, video, storage and other sophisticated applications that can improve operations and establish new revenue streams. Second, it augments, rather than replaces, the existing internetworking infrastructure already in place, leveraging the user's existing capital investment and minimizing the incremental capital outlay required to support these new applications.

         We have filed patents with respect to a range of "distributed fabric" technologies and architectures, including the application of these architectures to network transport, security, resiliency, encryption and satellite communications. We believe the combination of these pending patents gives us a strong competitive advantage because of the added level of functionality these technologies provide our products.

OUR PRODUCTS

         Our flagship product is a core switch, the Ether-Raptor-1010 ("ER-1010"), which is a combination 10Gb/GbE switch. In line with what we believe to be current market requirements, we cancelled the introduction of another core switch, the Ether-Raptor-1808. We started development of an advanced version of the ER-1010, the ER-1010E and this product became available for shipment in late March 2008. We also offer a pure edge switch, the Ovi-Raptor-1048 ("OR-1048") and three types of NIC cards. All our switches are based upon a common family of merchant silicon and embedded software.

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

         The ER-1010E enhances the ER-1010 performance substantially. The CPU speed which was 300 Mhz in the ER-1010 is now 1Gh in the ER-1010E, resulting in lower latency and higher performance, including stacking capabilities. In addition, memory has been increased by 400% and functionality of the system's user interface has been substantially improved. We also offer an ER-1010E version with dual redundant power supply capabilities.

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

RESEARCH AND DEVELOPMENT

         We spent $983,546 and $1,356,326 in 2008 and 2007, respectively, on research and development.

         We commenced our transition into the data network switching industry in October 2003. From October 2003 until early 2005, we worked to develop our first flagship product, the ER-1010. By the end of the third quarter of 2004, our design team had finalized the design work on a fiber based RAST card. This card enables all our network switching systems employed in a network connected through fiber to work as one "virtual chassis" system, even if such systems are located up to 120 kilometers apart. In September and October 2004, we developed a 10-Giga-fiber card, which enables our systems to communicate with other brands of network switches.

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

         In the first half of 2008, we finished the development of the ER-1010E, including the redundant power supply version, which we made available for shipment in late March 2008. During the remainder of 2008 we started the hardware design of an" IPv6" compatible unit. "IPv6" is a feature that facilitates an increase of the number of users on the internet and is a key requirement for obtaining government business. In addition we are considering developing various security related enhancements.

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

SALES AND MARKETING

         We market and sell our products to customers through a combination of direct sales to end users and sales through resellers. Our sales offices are located at our principal headquarters in Santa Ana, California and we have sales employees in California, North Carolina and Florida. In addition, we have finder's fee and consulting agreements in place with a number of independent third parties to facilitate the sale of our products on a global basis.

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

         Competitive pressures and other factors, such as new product or technology introductions by us or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. In addition, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

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

         All of our manufacturing activities have been outsourced to Express Manufacturing Inc. ("EMI"), a subcontractor located in the same vicinity as our principal headquarters. EMI's manufacturing activities for us consist of printed circuit board assembly and, final assembly of our products. All of our inventory is stored at our principal headquarters and we supply it to EMI as needed to meet our orders. We currently conduct final systems testing at our principal headquarters.

         We utilize high quality providers of merchant silicon, embedded software, production circuit boards and loss-free interconnects to craft our switch products. No extraordinary investments in custom ASICs, software or infrastructure was required to engineer our family of products. In furtherance of our dedication to cost consciousness, in August 2004 we relocated our operations to a Federal Empowerment Zone and local enterprise zone, directly between EMI, our contract manufacturer, and Broadcom, our merchant silicon provider, in order to minimize facility costs and speed the design-to-production transition of new silicon switching innovations. In October of 2008, we moved once again, remaining within the Federal Empowerment Zone, but reducing the Company's footprint and lease rate to further cut expenses.

EMPLOYEES

         As of March 24, 2009 we had 8 full-time employees. None of our employees are a party to any collective bargaining agreements with us. We consider our relations with our employees to be good.

PATENTS, TRADEMARKS, AND LICENSING AGREEMENTS

         We have nine U.S. patent applications pending, one allowed, two foreign applications pending, and ten additional U.S. provisional applications pending with broad claim sets covering numerous aspects of our Ethernet Distributed Switch Fabrics. Due to delays at the patent office, the latest three applications were filed using the new accelerated examination procedure. The foreign applications pending are in Europe ("EPO") and Japan.

         While we see no evidence that the technology encompassed in the Ethernet Distributed Switch Fabrics patent applications is neither infringed upon by any third party, nor infringes on any prior art of any third party, we are unable to assess the validity, scope, or defensibility of our patent applications, and any challenge to or claim of infringement relating to one or more of the patent applications could materially and adversely affect our business and results of operations.

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

                                1A. RISK FACTORS

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS HAVE ISSUED A REPORT QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK. IN AN ATTEMPT TO ADDRESS THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, THE COMPANY CHANGED ITS PRINCIPAL OPERATING MODEL FROM PRODUCT DEVELOPMENT TO LICENSING. THERE CAN BE NO ASSURANCE THAT THIS SHIFT IN BUSINESS MODEL WILL BE SUCCESSFUL.

         Our independent registered public accounting firms have qualified their opinions with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2008. Reports of registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements and financial information included in this filing do not reflect any adjustments that might be necessary if we are unable to continue as a going concern. We currently have no commitment for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. Because revenues decreased in 2008 structural changes to our business model that have been under consideration (and previously disclosed in our public filings) became necessary to continue operations. The principal operating model of the Company was shifted from product development to licensing enabling a reduction in headcount, footprint and infrastructure to reduce costs. There can be no assurance that this shift in business model will be successful, if at all. Should the licensing model prove to be unsuccessful, our investors could lose their entire investment in us. On October 2, 2008, the Company returned the keys of its previous operating facility to the landlord and formally rendered possession of the facility to the landlord to allow the landlord to actively market the vacated space. The Company paid the rent for September 2008 but made no further rental payments upon vacating the facility. The remaining lease term runs through July 2009. The Company charged $241,261, the remaining liability on the lease, to other expense for the year ended December 31, 2008. There can be no assurance that the landlord will not take legal action against us for breach of this lease as we have not reached any settlement agreement. If the landlord takes legal action against us, a negative outcome could have a material adverse effect on our business and financial condition.

         Our substantial accumulated deficit, limited working capital and expectation of future losses may require that we obtain additional financing to continue operations, which we may not be able to secure on acceptable terms, if at all.

         We are an early stage company and have had no significant revenues from operations to date. As of December 31, 2008, we had an accumulated deficit of $71,228,180. We have operated at a loss since our inception and expect to continue to experience losses from our operations for the foreseeable future. Our net losses for fiscal 2008 and 2007 were $1,029,859 and $9,509,247 respectively. We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future. Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.

         Our management has attempted in the past to address these conditions by obtaining additional debt and equity financing to fund our continuing operations. In April 2008, we raised gross proceeds of $3,125,000 and in July 2008 we raised an additional $1,250,000 as we continue to pursue sources of revenue. In addition, in August and September 2008 we executed a 70% reduction in full-time equivalent headcount to further reduce expense levels. If we become unable to finance our operations, investors in our common stock or other securities could loose their entire investments.

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

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY ADVERSELY IMPACT OUR OPERATIONS.

         We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. In addition, the terms of our senior convertible note financings subject us to certain covenants that prohibit us from borrowing additional funds unless certain conditions are satisfied, including, but not limited to, the closing price of our common stock being greater than $1.00 per share for 40 consecutive trading days or the aggregate dollar trading volume of our common stock being greater than $200,000 per day for 40 consecutive trading days. Further the terms of our July 2007, April 2008 and July 2008 senior secured convertible note financings provide that while the notes are outstanding, we will not conduct any other securities offerings or be party to any solicitations, negotiations or discussions regarding any other security offerings, except for offerings solely to one or more of the investors.

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, AND OUR LEVEL OF INDEBTEDNESS MAY INCREASE.

         As of March 24, 2009, the principal amount of our total indebtedness was $12,592,856. Our level of indebtedness affects our operations in several ways, including the following:

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

         We may incur additional debt, including significant secured indebtedness, in order to fund our continuing operations or to develop and/or improve our products. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General and industry specific economic, financial and business conditions and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to fulfill our interest or principal payment obligations on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. In this respect we also refer to our disclosures included in the "Subsequent Events" section to the Notes to our Consolidated Financial Statements hereafter.

IF WE DEFAULT ON OUR SENIOR SECURED CONVERTIBLE NOTES, WE COULD LOSE ALL OF OUR ASSETS.

         Pursuant to the July 2007, March 2008 and July 2008 senior secured convertible note financings, we granted the investors a security interest in all of our assets. If we default on our obligations relating to those notes, the investors could foreclose on all of our assets, both tangible and intangible, leaving us with no assets.

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

EVALUATION OF INTERNAL CONTROL AND REMEDIATION OF POTENTIAL PROBLEMS MAY BE COSTLY AND TIME CONSUMING AND COULD EXPOSE WEAKNESSES IN FINANCIAL REPORTING.

         Our independent registered public accounting firm will be required to confirm in writing whether management's assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009.

         This process may be expensive and time consuming, and may require significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

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

         We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products. We also compete with Extreme Networks, Juniper Networks, F5 Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks and Actel, among others. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts. In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base could temporarily drop prices to stave off a potential successful market launch by our Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

         Our future success depends to a significant degree on the continued service of our key personnel and on our ability to attract, motivate and retain highly qualified employees. In particular, we are dependent upon the services of our senior management, including, without limitation: Chief Executive Officer and President, Thomas M. Wittenschlaeger and Chief Financial Officer and Secretary, Bob van Leyen. The loss of the services of our senior management or other key employees would have a material adverse effect on our business, financial condition and results of operations.

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

OUR RELIANCE ON THIRD-PARTY MANUFACTURING VENDORS TO MANUFACTURE OUR PRODUCTS MAY CAUSE A DELAY IN OUR ABILITY TO FILL ORDERS.

         We subcontract a significant amount of our manufacturing to Express Manufacturing, Inc. and may, in the future, subcontract with other third-party manufacturers. In addition, some Company-branded products are manufactured by third party original equipment manufacturers ("OEMs"). We may experience delays in product manufacturing and shipments from our manufacturers, which in turn could delay product shipments to our customers. In addition, we may experience problems such as inferior manufacturing quality or failure to manufacture products according to specifications, any of which could have a material adverse effect on our business and operating results. In the event we introduce new products or product enhancements, we may be required to rapidly achieve volume production by coordinating our efforts with suppliers and manufacturers. The inability of our manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers, or the inability to obtain components and raw materials could cause a delay in our ability to fulfill orders.

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

         We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies (such as us) currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2008, the high and low closing sale prices of a share of our common stock were $0.95and $0.12, respectively. On March 24, 2009, the last reported sale price of a share of our common stock was $0.115. The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

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

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 24, 2009, we had outstanding 74,073,311 shares of common stock, of which approximately 15,768,508 shares were restricted under the Securities Act of 1933, as amended (the "Securities Act"). As of March 24, 2009, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 105,425,343 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

         As part of our 2006, 2007 and 2008 senior convertible note financings, we issued a significant additional amount of convertible notes and warrants, the exercise or conversion of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of our senior convertible notes is subject to market-price protection that will cause the conversion price of our senior convertible notes to be reduced in the event of a downward fluctuation in the market price of our common stock. In addition, the initial conversion price of our senior convertible notes and the initial exercise price of a majority of our warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, where we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our senior convertible notes or exercise price of our warrants. Consequently, the voting power and value of your investment in each such event would decline if our senior convertible notes or warrants are converted or exercised for shares of our common stock at the new lower price as a result of such declining market-price or sales of our securities are made below the conversion price of the notes and/or the exercise price of the warrants.

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

THE ISSUANCE OF SHARES UPON THE CONVERSION OF CONVERTIBLE NOTES AND THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS COULD RESULT IN A CHANGE OF CONTROL OF OUR COMPANY.

         As of December 31, 2008, we had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 107,984,564 shares of common stock. In addition, as discussed elsewhere in these Risk Factors, the number of shares exercisable under outstanding warrants and convertible under outstanding notes may be subject to increase in the event of our future issuance of securities or a downward fluctuation in the market price of our common stock. A change of control of our Company could occur if a significant number of shares are issued to the holders of our outstanding warrants or convertible notes. If a change of control occurs, then the stockholders who historically have controlled our Company would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our Board of Directors, and mergers and other business combinations involving our Company. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our Board of Directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

IF WE ARE UNSUCCESSFUL IN MAINTAINING COMPLIANCE WITH OR MODIFYING OUR REGISTRATION OBLIGATIONS WITH REGARD TO OUR SENIOR CONVERTIBLE NOTES AND RELATED WARRANTS, WE MAY INCUR SUBSTANTIAL MONETARY PENALTIES.

         The agreements we entered into in connection with our 2006, 2007 and 2008 senior convertible note financings require us to, among other things, register for resale the shares of common stock issued or issuable under our senior convertible notes and the warrants issued by us in connection with those notes, and maintain the effectiveness of the registration for an extended period of time. We will be required to file a number of registration statements to ensure that all shares to be issued in connection with the 2006, 2007 and 2008 senior convertible note financings will be registered. If we are unable to have any one of these registration statements declared effective by the SEC, or maintain effectiveness of the required registration statements, or to modify our registration obligations, then we may be required to pay liquidated damages in an amount up to approximately $300,000 on the date of such failure and on every 30th day thereafter until such failure is cured. The total liquidated damages payable by us for our failure to meet these filing and effectiveness requirements are capped at $2,084,989. The payment of liquidated damages would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows. In addition, failure to meet our registration requirements for certain required periods will result in an event of default under the senior convertible notes. Among other things, upon an event of default the convertible note holders are entitled to demand that we immediately pay the entire principal balance of the notes in full, plus a significant cash redemption penalty beyond the full payment of such principal. If one or more of the note holders exercised their redemption rights upon an event of default, it would have a significant negative impact on our financial condition and would likely render us insolvent. In addition, upon an event of default of our 2007 senior secured convertible notes, the holders are entitled to foreclose on all of our assets. If our assets were to be foreclosed upon, we would not be able to operate.

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

BECAUSE WE ARE SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

         Our stock is listed on the Over-the-Counter ("OTC") Bulletin Board and constitutes "Penny Stock." Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock Market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

ITEM 2.    PROPERTIES

         In October 2008 we relocated to a smaller facility in the Federal Empowerment Zone of Santa Ana, California, which reduced our overhead expenses and created a more appropriate facility for our activities. The address of our leased facilities is 1508 S. Grand Ave. Santa Ana, California 92705. This facility, consisting of 2,400 square feet, includes our executive offices and research and development laboratory.

         We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area. We require full compliance by the lessor with applicable state and EPA environmental standards at our facility. We believe that the current facilities are adequate for our expected needs through at least the end of 2009.

         On October 2, 2008, the Company returned the keys of its previous operating facility to the landlord and formally rendered possession of the facility to the landlord to allow the landlord to actively market the vacated space. The Company paid the rent for September 2008 but made no further rental payments upon vacating the facility. The remaining lease term runs through July 2009. The Company charged $241,261, the remaining liability on the lease, to other expense for the year ended December 31, 2008. There can be no assurance that the landlord will not take legal action against us for breach of this lease as we have not reached any settlement agreement. If the landlord takes legal action against us, a negative outcome could have a material adverse effect on our business and financial condition.

ITEM 3.    LEGAL PROCEEDINGS

         From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our $0.001 par value common stock trades under the symbol "RPTN" on the OTC Bulletin Board. The following table sets forth, for the quarters indicated, the high and low bid information for our common stock as reported by Pink Sheets, LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                              Fiscal 2008
                                                         ---------------------
                  Fiscal Quarter Ended:                     High         Low
                                                         --------     --------
                       December 31                       $   0.68     $   0.18
                       September 30                      $   0.32     $   0.12
                       June 30                           $   0.90     $   0.64
                       March 31                          $   0.95     $   0.68

                                                              Fiscal 2007
                                                         ---------------------
                  Fiscal Quarter Ended:                     High         Low
                                                         --------     --------
                       December 31                       $   1.09     $   0.60
                       September 30                      $   1.41     $   0.84
                       June 30                           $   2.22     $   1.19
                       March 31                          $   1.67     $   0.71

         On March 24, 2009 the high and low sale prices for a share of our common stock as reported by Pink Sheets, LLC, were $0.13 and $0.11, respectively.

HOLDERS

         On March 24, 2009, we had 74,073,311 shares of our common stock outstanding held by approximately 962 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or "street" name.

DIVIDENDS

         We have never paid a cash dividend with respect to our common stock, and do not expect to be able to pay cash dividends in the foreseeable future as the terms of our senior convertible notes prohibit us from paying cash dividends for the term of the loan arrangement

RECENT SALES OF UNREGISTERED SECURITIES

         We engaged in several private placement offerings of our securities during the fiscal year ended December 31, 2008. All such sales previously have been reported on our Quarterly Reports on Form 10-Q or on Current Reports on Form 8-K and were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6.    SELECTED FINANCIAL DATA

         See selected financial data under Item 7 hereafter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2008 and 2007. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may," "forecast," "project," "pro forma," "goal," "continues," "intend," "seek" and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the "Risk Factors" section under Item 1 above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Inventory Valuation
-------------------

              We determine our inventory value at the lower of average cost or market. When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value. Our provision for excess and obsolete inventories decreased from $204,758 at December 31, 2007 to $141,530 at December 31, 2008 due to $143,307 of previously provided for obsolete inventories being scrapped and charged against the provision during the second quarter of 2008 and an additional reserve of $79,819 related to the introduction in 2008 of the ER-1010E, which rendered certain parts in inventory obsolete.

Valuation of Derivative Financial Instruments
---------------------------------------------

         Our senior convertible notes are classified as non-conventional convertible debt. In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them under the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." These embedded instruments related to the debentures include the conversion features, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

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

Accounting Treatment for Derivatives
------------------------------------

EMBEDDED CONVERSION FEATURE
---------------------------

         Paragraph 12 of SFAS 133 indicates that a conversion features should be considered to be a derivative if the following criteria are met:

    o The economic characteristics and risks differ between the host and embedded conversion feature. This condition, relative to our senior convertible notes, is met because the embedded conversion feature valuation depends on factors such as volatility, stock price and expected life whereas the valuation of the host is not impacted by these factors. FAS 133, paragraph 61 (k) further confirms the above position as this paragraph states that "the changes in fair value of an equity interest and the interest rates on a debt instrument are not clearly and closely related. Thus, for a debt security that is convertible into a specified number of shares of the debtor's common stock or another entity's common stock, the embedded derivative (that is, the conversion option) must be separated from the debt host contract and accounted for as a derivative instrument provided that the conversion option would, as a freestanding instrument, be a derivative instrument subject to the requirements of this Statement."
    o The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contracts (our senior convertible notes) are not re-measured.
    o A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraphs 6 of FAS 133. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts (2) requires no initial net investments and (3) permits net settlement.

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

                               RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008,
                                         COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007

                                                              December 31,    December 31,
                                                                  2008            2007         Change ($)     Change (%)
                                                              ------------    ------------    ------------    ----------

         REVENUE, NET                                         $    710,330    $  1,035,108    $    324,778         31.38%
         COST OF SALES                                             344,952         385,111          40,159         10.43%
                                                              ------------    ------------    ------------    ----------
         GROSS PROFIT                                              365,378         649,997         284,619         43.79%
                                                              ------------    ------------    ------------    ----------
         OPERATING EXPENSES
            Salary expense and salary related costs              1,807,752       2,596,537         788,785         30.38%
            Marketing expense                                       73,121          97,237          24,116         24.80%
            Research and development                               983,546       1,356,326         372,780         27.48%
            Selling, general and administrative                  2,300,546       2,998,641         698,095         23.28%
                                                              ------------    ------------    ------------    ----------
             Total operating expenses                            5,164,965       7,048,741       1,883,776         26.72%
                                                              ------------    ------------    ------------    ----------
         Loss from operations                                   (4,799,587)     (6,398,744)     (1,599,157)        24.99%
                                                              ------------    ------------    ------------    ----------
         OTHER INCOME (EXPENSE)
            Interest income                                         11,175          23,298          12,123         52.03%
            Change in fair value of warrants and conversion
                 option liabilities                             21,622,243      18,956,186      (2,666,057)       -14.06%
            Senior convertible note restructuring charges               --      (2,089,284)     (2,089,284)       100.00%
            Gain (loss) on extinguishment of debt               (5,182,474)     11,571,860      16,754,334        144.79%
            Cost of financing senior convertible notes          (4,973,096)    (24,557,055)    (19,583,959)        79.75%
            Amortization of discount on convertible debt        (6,127,968)     (6,073,669)         54,299         -0.89%
            Interest expense                                    (1,273,790)       (941,839)        331,951        -35.24%
            Loss on disposal of property and equipment            (306,362)             --         306,362          0.00%
                                                              ------------    ------------    ------------    ----------
         Total other income (expense)                            3,769,728      (3,110,503)     (6,880,231)       221.19%
                                                              ------------    ------------    ------------    ----------
         Loss before income taxes                               (1,029,859)     (9,509,247)     (8,479,388)        89.17%
                                                              ------------    ------------    ------------    ----------
         Income tax benefit                                             --              --              --          0.00%
                                                              ------------    ------------    ------------    ----------
         NET INCOME (LOSS)                                    $ (1,029,859)   $ (9,509,247)     (8,479,388)        89.17%
                                                              ============    ============    ============    ==========


NET REVENUES

         The decrease in revenues in 2008 was mainly caused by following factors:

    o Because of the slow ramp up in sales during the first 7 months of 2008, in September 2008 we shifted our business model from primarily product sales to licensing enabling substantial headcount and expense cuts. In line with that announcement in Q3, we reduced the sales force from 5 to 2 persons and terminated all business development resources (outside consultants) we had been utilizing in 2007 and the first half of 2008. In the short term, this change in the business model resulted in a substantial further decrease of product sales (only $8k of product sales in Q4) offset somewhat by service revenues billed to the government as a result of our efforts in that space for the last 2 years.

    o The downturn of the economy in the second half of 2008 impacted revenue levels negatively.

    o The Company continued focusing on larger deals in market segments such as government and cable where selling cycles are much longer.

         Our main source of revenues in fourth quarter of 2008 consisted of service revenues of approximately $137,000 charged to the U.S government. Our product revenues consisted of sales of 11 OR-1048 edge switch units and 11 ER-1010 core switch units in all of 2008, compared to the sale of 25 OR-1048 edge switch units and 38 ER-1010 core switch units in 2007.

GROSS PROFIT

         Our gross profit percentage decreased to 51% in 2008 from 63% in 2007. The decrease in the gross profit percentage resulted primarily from a charge of $79,819 for inventory parts that became obsolete after the introduction of the ER-1010E in March of 2008. Additionally, the Company charged an additional $17,732 of license fee amortization to cost of sales in 2008 because of a decrease in estimate of the total of units expected to be sold over the products' lives.

OPERATING EXPENSES

         The decrease in operating expenses in 2008 resulted primarily because the Company changed from a product development to a licensing model in September 2008, enabling a reduction in headcount, footprint and infrastructure to reduce costs. This change of model resulted in substantial decreases of salary expenses, professional fees and G&A, as further explained below.

SALARY EXPENSE

         Total salary expenses (excluding R&D related salaries which are captured under "research and development costs") decreased in 2008 primarily due to the reduction in headcount of 11 persons which took place during 2008 as compared to 2007. Additionally, personnel who remained with the Company agreed to certain pay cuts. The decrease in salary expense related to the above amounted to $689,398, including accrued vacation costs. Health insurance premiums and payroll taxes decreased by $51,956 due to our headcount decrease. Finally, $33,028 was charged to cost of sales in 2008 in connection with consulting services provided to the government in 2008. In 2007, we did not provide consulting services to the government.

MARKETING EXPENSES

         Marketing expenses decreased in 2008 due to decreased spending on marketing materials and reduction of the number of exhibitions attended in 2008 compared to 2007.

RESEARCH AND DEVELOPMENT ("R&D")

         The decrease in R&D was mainly due to the reduction in engineering headcount of 7 persons in August and September 2008, resulting in a decrease of salary expenses of approximately $120,000, reduced equipment rental and reduced licensing expenses of approximately $147,000 for software design tools and decreased part consumption of approximately $44,000 due to decreased prototyping.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

         The decrease in SG&A expenses in 2008 resulted from the following: a decrease in finder's fees of $118,500 due to a decrease of financings for which we had to pay finder's fees in 2008 compared to 2007; employee recruitment decreased by $32,642 due to reduced level of recruitment; investor relations expenses decreased by $235,593 as we terminated all investor relations support during 2008 (this reduction includes warrant related expenses; these warrants were issued to an IR firm in 2007, we did not occur this type of expense in
2008); a decrease of $149,874 in connection with the termination of all international business development resources in July 2008; a decrease of $46,377 of legal fees due to lower legal costs for financings (because of reuse in 2008 of 2007 agreement formats); reduced travel expenses of $92,374 due to reduced headcount and a decrease of depreciation expense by $122,573 due to a substantial amount of furniture being sold in September 2008 because of reduced headcount. These decreases were partially offset by an increase of $85,975 of consulting fees for domestic business development resources in early and mid-2008 (replacement of leaving employees by outside resources); an increase of $34,726 for accounting support (mainly SOX support) and an increase of inventory variances by $72,257 in connection with inventory write offs.

OTHER INCOME (EXPENSE)

         The variance in other income (expense) resulted primarily from senior convertible note financings of $4,375,000 in 2008 as compared to total financings of $7,304,909 in 2007 and the continued decrease of our stock price. Additionally, modifications to the terms of our senior convertible notes resulted in gains in 2008 as compared to losses in 2007. Additional detail regarding other income/expense follows:

    o Due to a higher principal balance on the senior convertible notes in 2008 and a much larger decline in our stock price in 2008 over 2007, we experienced a larger decrease in the fair value of our conversion option and warrant liabilities in 2008 over 2007. The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion feature and options. The fair value of the conversion feature moves in the same direction as the stock price and the expected term. Our stock price decreased from $0.86 at January 3, 2007 to $0.67 at December 31, 2007 and to $0.14 at December 31, 2008. Additionally, the expected terms also decreased due to the passage of time.

    o During the year ended December 31, 2008, we modified our July 2007 financing to reduce both the conversion price on the notes and the exercise price of the warrants from $1.21 to $0.50 and we amended the Series Q warrants to reduce the exercise price from $1.00 to $0.50. The decrease in the exercise prices, along with the write-off of the carrying value of debt issuance costs of $53,905 resulted in a loss on extinguishment of debt of $5,182,474 for the year ended December 31, 2008. In the first quarter of 2007, we restructured our July 2006 financing increasing the number of warrants issued and reducing the warrant exercise price from $0.52 to $0.44. As a result, we recorded a gain of $11,571,860 in connection with an extinguishment of debt and recorded restructuring charges for a total amount of $2,089,284.

    o During 2008, we entered into two financing transactions for an aggregate purchase price of $4,375,000 as compared to $3,500,000 in 2007. Additionally, we recognized $1,146,033 related to the contingency option of the Series M warrants in 2008. In 2007, we also amended our 2006 financing to increase the principal balance by $3,804,909, of which $1,600,000 was received in cash. The decrease in expense recognized in 2008 was caused primarily by a decrease in the stock price in 2008 as compared to 2007.

    o The increase in amortization of discount on convertible debt resulted from the notes we entered into in 2006 being completely amortized, offset by an increase in amortization on the notes we entered into in 2007 and 2008 and an increase in the debt discount after accounting for the modifications of the 2007 and April 2008 financings.

    o The increase in interest expense is primarily attributable to a higher outstanding principal balance and higher interest rates in 2008 as a result of the financings entered into in July 2007, April 2008 and July 2008.

    o Loss on the disposal of property and equipment in 2008 is attributable to rendering possession of our prior operating facility to the landlord in October 2008. We accrued $241,261 related to the future rentals due under the lease through the remaining contractual term Additionally, after reducing headcount and relocation to a much smaller facility, we faced substantial space constraints. We sold certain property and equipment for cash proceeds of $2,750 and wrote off the remaining tenant improvements at the old facility, resulting in a loss of $65,101. There were no such transactions in 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2008 and 2007. Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the "Risk Factors" section under Item 1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

         For the years ended December 31, 2008 and 2007, we incurred net losses of $1,029,859 and $9,509,247, respectively. Since our inception, including the year ended December 31, 2008 we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings. As of December 31, 2008, we had a deficit in working capital of $ 11,115,786, of which $3,405,226 relates to the fair value of derivative financial instruments.

         As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy and the Company did not believe it advisable to seek additional outside financing in support of that model, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

         The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity. While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support even our reduced SG&A expense. In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.

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

                              Notes                                    2,909,636
                              N Warrants                               2,909,636
                              O Warrants                               1,891,263
                              P Warrants                               1,246,987
                                                                       ---------
                              Total                                    8,957,522
                                                                       =========

         In addition, we previously entered into private placement transactions with these same investors in July 2006 and January 2007 as described under the caption "July 2006 Senior Convertible Note Financing" above.

         The Secured Notes carry an interest rate of 9.25% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010. This date may be extended, at the option of the investors, by up to two years. Interest is payable quarterly, starting October 1, 2007. The Secured Notes are immediately convertible at a conversion price of initially $1.2029 per share (subsequently changed to $0.50 per share). The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the maturity date. Under certain conditions, we may require investors to convert up to either 50% or 100% of the outstanding balances of the Secured Notes at any time shares of our common stock are trading at or above $1.80435 or $2.105075, respectively.

         The N Warrants carry an initial strike price of $1.2029 for each share (subsequently changed to $0.50 per share) and are immediately exercisable. The N warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement.
         The O Warrants also carry an initial strike price of $1.2029 for each share (subsequently changed to $0.50 per share). The O Warrants will only become exercisable by an investor if we conduct mandatory conversions, and then only to the extent of 65% of the number of shares issued to such investor upon each mandatory conversion. The O Warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the Secured Notes have been included on an effective registration statement.

         The P Warrants carry an initial strike price of $1.2029 for each share (subsequently changed to $0.50 per share) and are immediately exercisable. The P Warrants expire on the earlier of the maturity date of the Secured Notes of August 1, 2010, which date may be extended by up to two years at the option of the investors, and the date we have satisfied our payment obligations under the warrant holder's Secured Note.

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

April 2008 Senior Secured Convertible Note Financing
----------------------------------------------------

         On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, and July 2007 financings, we issued senior secured convertible notes with an aggregate principal amount of $3,125,000 ("Secured Notes"), Series Q warrants and 3,125,000 shares of the Company's common stock in a private placement transaction for total gross proceeds of $3.125 million. The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company's assets, requires the Company to pledge the stock of the Company's subsidiary, and requires the Company's subsidiary to guaranty the Company's obligations under the Secured Notes. The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company's common stock:

                Notes                                                  3,125,000
                Series Q warrants                                      6,250,000
                                                                       ---------

                  Total                                                9,375,000
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

                Notes                                             1,250,000
                Series R warrants                                 2,500,000
                Replacement warrants                              6,250,000
                                                                 ----------

                  Total                                          10,000,000
                                                                 ==========

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

         At any time after the registration statement filed covering the Amended and Restated Q Warrants is declared effective by the Commission, the Company may elect, no more than once during any 30 day period, to require the investors to exercise the Amended and Restated Q Warrants, provided that the number of shares of the Company's common stock into which such warrants are forced to be exercised do not exceed 15% of the 20-day trading volume in number of shares of the Company's common stock

         The Replacement Warrants provide for the purchase of up to 6,250,000 shares of the Company's common stock, upon the satisfaction of certain conditions with respect to the Amended and Restated Q Warrants. The Replacement Warrants become exercisable, on a one-for-one basis, for every Amended and Restated Q Warrant that the investors exercise. The Replacement Warrants expire on July 28, 2015, and have an exercise price equal to the lower of

i) $0.50 and

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

         The foregoing raises during fiscal years ended December 31, 2006, 2007 and 2008 have enabled us to support our continuing operations.


ITEM 8.    FINANCIAL STATEMENTS

         The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no events required to be reported by this Item 8.

ITEM 9A(T) CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to our directors and executive officers.

NAME                         AGE    POSITION WITH COMPANY
----                         ---    ---------------------
Thomas M. Wittenschlaeger     51    Chief Executive Officer, President, Director
                                    and Chairman of the Board
Bob van Leyen                 65    Chief Financial Officer and Secretary
Ken Bramlett                  49    Director (1) (2) (4)
Larry L. Enterline            56    Director (1) (3)

------------------

(1) Member of the Audit, Nominating and Governance, and Compensation Committees.
(2) Chairperson of the Nominating and Governance Committee.
(3) Chairperson of the Audit Committee.
(4) Chairperson of the Compensation Committee.

         THOMAS M. WITTENSCHLAEGER, (age 51), is our Chief Executive Officer, President, a director and Chairman of the Board. Mr. Wittenschlaeger has accumulated more than twenty-four years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing. Mr. Wittenschlaeger has recently authored and is pending on 12 Raptor patents related to distributed core transport architectures and processing. Mr. Wittenschlaeger serves on the board of directors of Lantronix, Inc. as Chairman of the Nominating and Governance Committee. Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004.

         LARRY L. ENTERLINE, (age 56), is one of our directors and Chairperson of the Audit Committee. In February 2006, Mr. Enterline was reappointed as the Chief Executive Officer of COMSYS IT Partners, Inc., a leading provider of information technology services, having previously served from December 2000 to September 2004 as the Chief Executive Officer of Venturi Partners, Inc. (the predecessor to COMSYS IT Partners prior to the September 2004 merger between Venturi Partners and COMSYS Holding, Inc.). Mr. Enterline has also served as a director of COMSYS IT Partners since the 2004 merger, previously having served as a director of Venturi Partners from December 2000 to March 2003 and as chairman of the board of Venturi Partners from April 2003 until the date of the merger. From 1989 to November 2000, Mr. Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. Mr. Enterline is also a member of the board of directors of Concurrent Computer Corp. Mr. Enterline has been one of our directors since October 18, 2004.

         KEN BRAMLETT, (age 49), is one of our directors and Chairperson of the Nominating and Governance Committee and the Compensation Committee. Mr. Bramlett has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., since January 2006. Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005. Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994. From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson, Bradshaw and Hinson, P.A. Mr. Bramlett has been one of our directors since December 2, 2004.

         BOB VAN LEYEN, (age 65), is our Chief Financial Officer and Secretary. Mr. van Leyen has more than twenty-five years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management. From 2002 to 2003, Mr. van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry. From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics. During his twenty-four years of employment, Mr. van Leyen has managed extensive financial operations organizations in Europe, Asia, and the United States, providing financial support to operations. Mr. van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration. Mr. van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

TERM OF OFFICE AND FAMILY RELATIONSHIPS

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

BOARD COMMITTEES

         Our Board of Directors currently has an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Board of Directors has determined that Larry L. Enterline and Ken Bramlett are each "independent" as defined in NASD Marketplace Rule 4200(a)(15) and that Messrs. Enterline and Bramlett meet the applicable NASD listing standards for designation as an "Audit Committee Financial Expert."

         AUDIT COMMITTEE

         The Audit Committee consists of two Board members, Larry L. Enterline, and Ken Bramlett. Mr. Enterline is the chairperson of the Audit Committee. The duties of the Audit Committee include meeting with our independent registered public accounting firm to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. The Audit Committee also evaluates the independent registered public accounting firm's performance and has sole authority to appoint or replace the independent registered public accounting firm (subject, if applicable, to shareholder ratification) and to determine whether the independent registered public accounting firm should be retained for the ensuing fiscal year. In addition, the Audit Committee reviews our internal accounting and financial controls and reporting systems practices. A copy of the Audit Committee's current charter may be found at our website at www.raptor-networks.com.

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

         Based solely upon a review of copies of these reports furnished to us during 2008 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2008 were complied with.

ITEM 11.   EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2007 and 2008.

SUMMARY COMPENSATION TABLE

         The following table provides information concerning the compensation for the years ended December 31, 2007 and 2008 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2008 (collectively, the "named executive officers").

                                           SUMMARY COMPENSATION TABLE

                                                                             NON-EQUITY   NONQUALIFIED
                                                                              INCENTIVE     DEFERRED
                                                          STOCK     OPTION      PLAN      COMPENSATION   ALL OTHER
         NAME AND                   SALARY      BONUS     AWARDS    AWARDS  COMPENSATION    EARNINGS    COMPENSATION    TOTAL
    PRINCIPAL POSITION      YEAR      ($)        ($)        ($)     ($)(1)       ($)          ($)           ($)          ($)
--------------------------  ----   ----------  ---------  ------   -------  ------------  ------------  ------------   -------
Thomas M. Wittenschlaeger,  2007   180,000(2)  10,000(3)    --     162,269       --            --         33,437(4)    385,706
Chief Executive Officer     2008   185,333(2)      --               15,939       --            --         42,798(5)    244,070
and President

Bob van Leyen,              2007   150,000(6)  10,000(3)    --       8,403       --            --         22,608(7)    191,011
Chief Financial Officer     2008   153,000(6)      --       --      12,397       --            --         19,183(8)    184,580

--------------------------

    (1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year specified in the table for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See our "Outstanding Equity Awards at December 31, 2008" table below for more information on options held by the named executive officers.
    (2) Effective August 8, 2006, our Compensation Committee approved an increase to Mr. Wittenschlaeger's annual salary from $155,000 to $180,000. Effective January 1, 2008 our compensation committee approved another increase to Mr. Wittenschlaeger's annual salary from $180,000 to $192,000. Mr. Wittenschlaeger's annual salary had previously been decreased from $195,000 to $155,000 in November 2004 in an effort to reduce our expense run rates. Effective November 1, 2008 Mr. Wittenschlaeger's annual salary was, on a temporary basis, decreased from $192,000 to $152,000 in connection with the cash flow constraints the Company is dealing with. This salary level will continue until the company is able to improve its cash flow position.
    (3)  Consists of a $10,000 cash performance bonus in September 2007.
    (4) Consists of $24,000 in reimbursement of living expenses for an apartment in Southern California and $9,437 in health and life insurance premiums.
    (5) Consists of $18,000 in reimbursement of living expenses for an apartment in Southern California, $11,617 in relocation expenses and $13,181 in health and life insurance premiums.
    (6) Effective August 8, 2006, our Compensation Committee approved an increase to Mr. van Leyen's annual salary from $125,000 to $150,000. Effective January 1, 2008 our compensation committee approved another increase to Mr. van Leyen's annual salary from $150,000 to $160,000. Mr. van Leyen's annual salary had previously been decreased from $190,000 to $125,000 in November 2004 in an effort to reduce our expense run rates. Effective November 1, 2008 Mr. van Leyen's annual salary was on a temporary basis decreased from $160,000 to $120,000 in connection with the cash flow constraints the Company is dealing with. This salary level will continue until the Company is able to improve its cash flow position.
    (7)  Consists of $22,608 in health and life insurance premiums.
    (8)  Consists of $19,183 in health and life insurance premiums.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.

                                 OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

                                                                                            STOCK AWARDS
                                                                                ----------------------------------------
                                                                                                   EQUITY      EQUITY
                                                                                                 INCENTIVE   INCENTIVE
                                         OPTION AWARDS                                              PLAN       PLAN
                 ------------------------------------------------------------   NUMBER             AWARDS:    AWARDS:
                                              EQUITY                             OF      MARKET    NUMBER    MARKET OR
                                             INCENTIVE                          SHARES  VALUE OF     OF        PAYOUT
                                               PLAN                              OR      SHARES   UNEARNED    VALUE OF
                   NUMBER       NUMBER        AWARDS:                           UNITS      OR     SHARES,     UNEARNED
                     OF           OF         NUMBER OF                           OF     UNITS OF   UNITS       SHARES,
                  SECURITIES   SECURITIES    SECURITIES                         STOCK    STOCK    OR OTHER    UNITS OR
                  UNDERLYING   UNDERLYING    UNDERLYING                         THAT      THAT     RIGHTS      OTHER
                  UNEXERCISED  UNEXERCISED  UNEXERCISED   OPTION                HAVE      HAVE      THAT     RIGHTS THAT
                   OPTIONS      OPTIONS       UNEARNED   EXERCISE    OPTION      NOT      NOT     HAVE NOT    HAVE NOT
                     (#)          (#)         OPTIONS     PRICE    EXPIRATION   VESTED   VESTED    VESTED      VESTED
     NAME        EXERCISABLE  UNEXERCISABLE     (#)        ($)        DATE       (#)      ($)        (#)         ($)
---------------  -----------  ------------- -----------  --------  ----------   ------  --------  ---------  -----------
Thomas M.             350,000         --         --        1.00    07/15/2012     --       --        --         --
Wittenschlaeger                   90,000                   0.67    01/02/2016     --       --        --         --
Bob van Leyen         300,000         --         --        1.00    09/29/2011     --       --        --         --
                                  70,000         --        0.67    01/02/2016     --       --        --         --

--------------------------

COMPENSATION OF DIRECTORS

         Each of our non-employee directors is entitled to receive cash compensation in the amount of $15,000 per year for service on our board of directors. Effective July 1, 2008 the Board waived payment of Director's Fees in connection with the current cash flow constraints the Company is experiencing. This situation will continue until the Company is able to improve its cash flow position. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We currently have a policy in place to grant each non-employee director an option to purchase shares of our common stock on the date of his or her commencement of service as a director. We may also periodically award options or warrants to our directors under our existing option and incentive plans.

         The following table provides information concerning the compensation of our directors for the year ended December 31, 2008.

                              DIRECTOR COMPENSATION

                                                                          CHANGE
                                                                        IN PENSION
                                                                         VALUE AND
                                                           NON-EQUITY   NONQUALIFIED
                    FEES EARNED                            INCENTIVE      DEFERRED
                      OR PAID      STOCK        OPTION        PLAN      COMPENSATION    ALL OTHER
                      IN CASH      AWARDS       AWARDS    COMPENSATION    EARNINGS     COMPENSATION    TOTAL
        NAME            ($)          ($)        ($)(1)        ($)            ($)            ($)         ($)
------------------  -----------    ------      ---------  ------------  -------------  ------------    ------
Larry L. Enterline      7,500        --        22,266(2)        --            --            --         29,766
Ken Bramlett            7,500        --        15,939(3)        --            --            --         23,439

-------------------
(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2008 for the fair value of stock options granted to each of our directors calculated in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our directors.
(2) At December 31, 2008, Mr. Enterline held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 100,000 options were vested at December 31, 2008. In addition, Mr. Enterline held an additional 90,000 options to purchase common stock at an exercise price of $0.67. None of these 90,000 options have vested as of December 31, 2008.

(3) At December 31, 2008, Mr. Bramlett held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which all 100,000 options were vested at December 31, 2007. In addition, Mr. Bramlett held an additional 90,000 options to purchase common stock at an exercise price of $0.67. None of these 90,000 options have vested as of December 31, 2008.

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

         All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan ("Non-Plan Options"). As of March 24, 2009, options to purchase a total of 850,000 shares of common stock were outstanding under Non-Plan Options. As of March 24, 2009, there were 992,000 outstanding options to purchase common stock under the 2005 Plan. Excluding these 850,000 outstanding options 2,150,000 shares will remain available for issuance under the 2005 Plan, subject to the limitations of authorized common stock. We anticipate that future stock options will be issued pursuant to our 2005 Plan or other stock option plans as may be approved by our Board and shareholders in the future.

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

     FEDERAL INCOME TAX CONSEQUENCES

         Holders of NQOs do not realize income as a result of a grant of the option, but normally realize compensation income upon exercise of an NQO to the extent that the fair market value of the shares of common stock on the date of exercise of the NQO exceeds the exercise price paid. We are required to withhold taxes on ordinary income realized by an optionee upon the exercise of a NQO. In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

         Holders of ISOs will not be considered to have received taxable income upon either the grant or the exercise of the option. Upon the sale or other taxable disposition of the shares, long-term capital gain will normally be recognized on the full amount of the difference between the amount realized and the option exercise price paid if no disposition of the shares has taken place within either two years from the date of grant of the option or one year from the date of exercise. If the shares are sold or otherwise disposed of before the end of the one-year or two-year periods, the holder of the ISO must include the gain realized as ordinary income to the extent of the lesser of the fair market value of the option stock minus the option price, or the amount realized minus the option price. Any gain in excess of these amounts, presumably, will be treated as capital gain. We are entitled to a tax deduction in regard to an ISO only to the extent the optionee has ordinary income upon the sale or other disposition of the option shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 24, 2009, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 74,073,311 shares of common stock outstanding as of March 24, 2009.

                                             NUMBER OF SHARES OF COMMON     PERCENT OF COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                   STOCK BENEFICIALLY OWNED        BENEFICIALLY OWNED
---------------------------                  --------------------------     -----------------------
Thomas M. Wittenschlaeger                         3,380,000 (2)                      4.54%
Bob van Leyen                                       723,333 (3)                      0.97%
Ken Bramlett                                        130,000 (4)                          *
Larry L. Enterline                                  130,000 (5)                          *
All executive officers and directors as a         4,363,333 (6)                      5.81%
group (4 persons)
Castlerigg Master Investments Ltd.                7,804,533 (7)                      9.99%
40 West 57th St
26th Floor
New York, NY 10019

* Less than 0.5%.
--------------------------

(1) Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1508 S. Grand Avenue, Suite 150, Santa Ana, California 92705.
(2) Thomas M. Wittenschlaeger is our President, Chief Executive Officer and Chairman of the Board. Includes 380,000 shares of common stock issuable upon the exercise of options which were exercisable as of March24, 2009 or exercisable within 60 days after March 24, 2009.
(3) Bob van Leyen is our Chief Financial Officer and Secretary. Includes 323,333 shares of common stock issuable upon the exercise of options which were exercisable as of March 24, 2009 or exercisable within 60 days after March 24, 2009.
(4) Ken Bramlett is one of our directors. Represents 130,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 24, 2009 or exercisable within 60 days after March 24, 2009.
(5) Larry L. Enterline is one of our directors. Represents 130,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 24, 2009 or exercisable within 60 days after March 24, 2009.
(6) Represents 3,000,000 shares of common stock and 380,000 shares issuable upon the exercise of options held by Thomas M. Wittenschlaeger; 400,000 shares of common stock and 323,333 shares issuable upon the exercise of options held by Bob van Leyen; 130,000 shares issuable upon the exercise of options held by Ken Bramlett; and 130,000 shares issuable upon the exercise of options held by Larry L. Enterline.
(7) Represents 7,804,533 shares of common stock underlying convertible notes and warrants held by Castlerigg Master Investments Ltd. ("Master"), which represents a portion of the number of shares of common stock that are issuable upon the conversion of principal and/or interest, and the payment of principal and/or interest in shares of common stock, under convertible notes and the exercise of warrants held by Master. The number of shares beneficially owned by Master is capped by a contractual 9.99% beneficial ownership limitation set forth in the convertible notes and warrants held by Master. If the 9.99% beneficial ownership limitation is disregarded, Master would beneficially own 3,754,390 shares of common stock, approximately 17,541,729 shares underlying the convertible notes and 48,330,183 shares underlying the warrants held by it. The actual number of shares of common stock issuable upon conversion of the convertible notes is subject to adjustment and could be materially more than 17,541,729 shares depending on a number of factors including, among other factors, the future market price of our common stock. Sandell Asset Management Corp. ("SAMC") is the investment manager of Master. Thomas Sandell is the sole shareholder of SAMC and may be deemed to have voting and dispositive power over the shares beneficially owned by Master. No other natural person has voting or dispositive power over the shares owned by Master. Castlerigg International Ltd. ("Castlerigg International") is the controlling shareholder of Castlerigg International Holdings Limited ("Holdings"). Holdings is the controlling shareholder of Master. Each of Holdings and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Master. SAMC, Mr. Sandell, Holdings and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2008.

                                        Number of Shares to be      Weighted Average       Number of Securities
Plan Category                            Issued Upon Exercise        Exercise Price       Available for Issuance
-----------------------------------     ----------------------      ----------------      ----------------------
PLANS APPROVED BY STOCKHOLDERS
   2005 Stock Plan(1)                         1,020,000                  $0.73                   1,980,000
PLANS NOT APPROVED BY STOCKHOLDERS
   Non-Plan Stock Options(2)                    850,000                  $1.00                      N/A
   Warrants for Services(3)                   1,551,870                  $1.04                      N/A

TOTAL                                         3,421,870                  $0.94                   1,980,000
--------------------------

(1) Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders. Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted. As of December 31, 2008, there were 1,020,000 outstanding options to purchase common stock.
(2) Consists of stock options to purchase shares of our common stock granted to our employees, executive officers and directors outside of a formal stock option plan. These stock options vest at the rate of 33?% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant.
(3) Consists of warrants to purchase shares of our common stock granted in consideration for consulting services, advisory services, placement agent services and similar services rendered to us by third parties.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related party transactions in 2008 that require disclosure.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2007 and December 31, 2008 by our auditors, Stonefield Josephson, Inc. and Mendoza Berger & Company, LLP.

                                                FISCAL 2007         FISCAL 2008
                                                -----------         -----------

          Audit Fees(1)                         $   137,266         $   103,515

          Audit-Related Fees(2)                 $         -         $    29,505

          Tax Fees(3)                           $     2,883         $    13,201

          All Other Fees(4)                     $         -         $         -
--------------------------

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

         Our Audit Committee is responsible for approving all Audit, Audit-Related, Tax and Other Services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by our company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.


                                     PART IV

ITEM 15.   EXHIBITS

   EXHIBIT
   NUMBER                                  DESCRIPTION
   ------                                  -----------

     2.1 Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on October 22, 2003)
     2.2 Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed with the SEC on October 22, 2003)
     3.1 Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
     3.2 Articles of Amendment to Articles of Incorporation increasing Company's authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 15, 2005)
     3.3 Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 5, 2006)
     3.4 Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed May 4,
               2007)
     3.5 Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
     3.6 Amendment to Bylaws - Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15,
               2005)
     3.7 Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed May 4, 2007)
    10.1 Full Service Lease dated May 3, 2004 between PS Business Parks, L.P., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15,
               2005)
    10.2 First Amendment to Full Service Lease dated May 3, 2007 between PS Business Parks, L.P., and Raptor Networks Technology, Inc., a California corporation (incorporated herein by reference to
               Exhibit 10.2 to the Company's 10-KSB for fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008)
    10.3 Facility lease agreement with Martin Investment dated September 22,2008 (incorporated herein by reference to Exhibit 10.1 to the Company's 10-QSB for fiscal quarter ended September 30, 2008, filed with the SEC on November 18, 2008)
    10.4x      Facility lease agreement with Martin Investment dated February 9,
               2009

    10.5 Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit
               10.2 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    10.6** First Amended and Restated 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's 10-QSB for fiscal quarter ended June 30, 2007, filed with the SEC on August 21,
               2007)
    10.7** Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    10.8 Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
    10.9 Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to
               Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
    10.10 Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.11 Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.12 Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on January 22, 2007)
    10.13 Securities Purchase Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007)
    10.14 Registration Rights Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2, 2007)
    10.15 Form of Senior Secured Convertible Note issued August 1, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed August 2, 2007)
    10.16 Securities Purchase Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 2, 2008)
    10.17 Registration Rights Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on April 2, 2008)
    10.18 Form of Senior Secured Convertible Note (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on April 2, 2008)
    10.19      Form of Series Q Warrants (incorporated herein by reference to
               Exhibit 10.4 to the Company's Form 8-K filed with the SEC on April 2, 2008)
    10.20      Security Agreement (incorporated herein by reference to Exhibit
               10.5 to the Company's Form 8-K filed with the SEC on April 2,
               2008)
    10.21      Pledge Agreement (incorporated herein by reference to Exhibit
               10.6 to the Company's Form 8-K filed with the SEC on April 2,
               2008)
    10.22 Guaranty (incorporated herein by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on April 2, 2008)
    10.23 Securities Purchase Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)
    10.24 Registration Rights Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)
    10.25 Form of Senior Secured Convertible Note issued July 28, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)
    10.26 Amended and Restated Security Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)
    10.27 Amended and Restated Pledge Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)
    10.28 Amended and Restated Guaranty, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2008)
    10.29 Letter agreements with regard to certain cash payments dated September 30, 2008 (incorporated herein by reference to Exhibits
               99.1 and 99.2 to the Company's Form 8-K filed with the SEC on September 30, 2008)

    10.30 Letter agreements with regard to certain cash payments dated December 31, 2008 (incorporated herein by reference to Exhibits
               99.1 and 99.2 to the Company's Form 8-K filed with the SEC on January 6, 2009)
    21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
    31.1x Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2x Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1x Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2x Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x        Filed herewith.
** This exhibit is a management contract or a compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009                       RAPTOR NETWORKS TECHNOLOGY, INC.


                                            By: /s/ Thomas M. Wittenschlaeger
                                                --------------------------------
                                                Thomas M. Wittenschlaeger,
                                                Chief Executive Officer

Dated: March 31, 2009                       RAPTOR NETWORKS TECHNOLOGY, INC.


                                            By: /s/ Bob van Leyen
                                                --------------------------------
                                                Bob van Leyen,
                                                Chief Financial Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, an amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   Signature                         Capacity         Date
                   ---------                         --------         ----

/s/ Thomas M. Wittenschlaeger                        Director    March 31, 2009
------------------------------------------------
    Thomas M. Wittenschlaeger

/s/ Ken Bramlett                                     Director    March 31, 2009
------------------------------------------------
    Ken Bramlett

/s/ Larry L. Enterline                               Director    March 31, 2009
------------------------------------------------
    Larry L. Enterline

                        RAPTOR NETWORKS TECHNOLOGY, INC.

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm .....................F-2

Financial Statements

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statements of Stockholders' Deficit........................F-5

     Consolidated Statements of Cash Flows...................................F-6

     Notes to Consolidated Financial Statements..............................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Raptor Networks Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. (a Colorado corporation) (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Networks Technology, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling more than $71,200,000 at December 31, 2008. This condition and the Company's lack of significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.


/s/ MENDOZA BERGER & COMPANY, LLP


Irvine, California
March 30, 2009


                                RAPTOR NETWORKS TECHNOLOGY, INC.
                                   CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 2008           2007
                                                                             ------------    ------------

                                             ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $     62,461    $    952,828
    Accounts receivable, net of allowance for doubtful accounts of
      $59,530 and $30,075 at December 31, 2008 and 2007, respectively              54,467         462,555
    Inventories, net                                                              912,630         940,988
    Prepaid interest                                                              437,500              --
    License fees                                                                  202,930         226,690
    Other current assets                                                           57,006         232,346
                                                                             ------------    ------------
       Total current assets                                                     1,726,994       2,815,407
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                        39,033         153,541

OTHER ASSETS
    Prepaid interest, net of current portion                                      151,042              --
    Debt issuance costs, net                                                       25,071         126,171
    Deposits                                                                        2,505          48,996
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $  1,944,645    $  3,144,115
                                                                             ============    ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                         $     78,066    $    184,756
    Accrued interest payable                                                      305,280          34,717
    Deferred revenue                                                                2,803          12,980
    Accrued liabilities                                                           760,711         498,761
    Detachable warrant liabilities                                              2,501,517       8,911,086
    Conversion option liabilities                                                 903,709       4,079,890
    Senior convertible note payable, net of debt discount
        of $5,510,528 and $6,345,487 at December 31, 2008 and
        December 31, 2007, respectively                                         8,290,694       3,251,947
                                                                             ------------    ------------
       Total current liabilities                                               12,842,780      16,974,137
                                                                             ------------    ------------

     Commitments                                                                       --              --

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value; 5,000,000 shares authorized;                        --              --
      no shares issued and outstanding
    Common stock, $.001 par; 200,000,000 shares authorized;
      70,827,775 and 65,042,374 shares issued and outstanding
      at December 31, 2008 and December 31, 2007, respectively                     70,828          65,043
    Additional paid-in capital                                                 60,259,217      56,303,256
    Accumulated deficit                                                       (71,228,180)    (70,198,321)
                                                                             ------------    ------------
       Total stockholders' deficit                                            (10,898,135)    (13,830,022)
                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  1,944,645    $  3,144,115
                                                                             ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.





                                        RAPTOR NETWORKS TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEARS ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------

REVENUE, NET                                       $    710,330    $  1,035,108
COST OF SALES                                           344,952         385,111
                                                   ------------    ------------

GROSS PROFIT                                            365,378         649,997
                                                   ------------    ------------

OPERATING EXPENSES
   Salary expense and salary related costs            1,807,752       2,596,537
   Marketing expense                                     73,121          97,237
   Research and development                             983,546       1,356,326
   Selling, general and administrative                2,300,546       2,998,641
                                                   ------------    ------------

    Total operating expenses                          5,164,965       7,048,741
                                                   ------------    ------------
Loss from operations                                 (4,799,587)     (6,398,744)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                       11,175          23,298
   Change in fair value of warrants and
     conversion option liabilities                   21,622,243      18,956,186
   Senior convertible note restructuring charges             --      (2,089,284)
   Gain (loss) on extinguishment of debt             (5,182,474)     11,571,860
   Cost of financing senior convertible notes        (4,973,096)    (24,557,055)
   Amortization of discount on convertible debt      (6,127,968)     (6,073,669)
   Interest expense                                  (1,273,790)       (941,839)
   Loss from rendering possession of leased
     facility                                          (241,261)             --
   Loss on disposal of property and equipment           (65,101)             --
                                                   ------------    ------------

Total other income (expense)                          3,769,728      (3,110,503)
                                                   ------------    ------------

Loss before income taxes                             (1,029,859)     (9,509,247)
                                                   ------------    ------------
Income tax benefit                                           --              --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,029,859)   $ (9,509,247)
                                                   ============    ============

Income (loss) per share - basic                    $      (0.02)   $      (0.16)
                                                   ============    ============

Weighted average number of shares
  outstanding - basic                                68,377,785      60,096,402
                                                   ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.





                                        RAPTOR NETWORKS TECHNOLOGY, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                 Common Stock          Additional                         Total
                                        ---------------------------     Paid-in       Accumulated     Stockholders'
                                           Shares         Amount        Capital         Deficit         Deficit
                                        ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2006                54,360,096   $     54,360   $ 44,316,848    $(60,689,074)   $(16,317,866)
                                        ------------   ------------   ------------    ------------    ------------

Common stock issued upon
      cashless exercise of warrants        1,643,760          1,644         (1,644)             --              --

Common stock issued for cash
      upon exercise of warrants            2,332,647          2,333      1,089,302              --       1,091,635

Stock-based compensation                          --             --        360,058              --         360,058

Common stock issued upon conversion
      of February 2005 note                  397,748            398      1,391,722              --       1,392,120

Common stock issued upon conversions
      of senior convertible notes          6,208,123          6,208      8,801,580              --       8,807,788

Common stock issued upon conversion
      of common stock options                100,000            100         99,900              --         100,000

Beneficial conversion feature                     --             --         78,930              --          78,930

Valuation conversion related to
      issuance of warrants                        --             --        166,560              --         166,560

Net income for the year ended
      December 31, 2007                           --             --             --      (9,509,247)     (9,509,247)
                                        ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2007                65,042,374         65,043     56,303,256     (70,198,321)    (13,830,022)
                                        ------------   ------------   ------------    ------------    ------------

Stock-based compensation                          --             --        216,978              --         216,978

Common stock issued in private
      placements                           4,375,000          4,375      3,201,875              --       3,206,250

Common stock issued upon conversion
      of senior convertible notes and
      accrued interest payable             1,410,401          1,410        537,108              --         538,518

Net income for the year ended
      December 31, 2008                           --             --             --      (1,029,859)     (1,029,859)
                                        ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2008                70,827,775   $     70,828   $ 60,259,217    $(71,228,180)   $(10,898,135)
                                        ============   ============   ============    ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements.






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE YEARS ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        2008            2007
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (1,029,859)   $ (9,509,247)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                         51,607         174,179
     Amortization                                      6,135,050       6,192,909
     Change in fair value of conversion option
        and warrant liabilities                      (21,622,243)    (18,956,185)
     Loss (gain) on extinguishment of debt             5,182,474     (11,571,860)
     Stock-based compensation                            216,978         526,618
     Loss from rendering possession of leased
        facility                                         241,261              --
     Loss on sale of property and equipment               65,101              --
     Cost of financing senior convertible notes        4,973,096      26,761,964
     Change in inventory reserve                         (63,228)        101,468
     Interest expense converted to common stock               --           6,005
     Legal fees associated with convertible note
       financings                                        153,000              --
     Changes in operating assets and liabilities:
        Accounts receivable                              408,088        (142,791)
        Inventories                                       91,586         (90,838)
        Prepaid expenses and other assets                532,050         132,676
        Accounts payable and accrued liabilities         440,049         337,904
        Deferred revenue                                 (10,177)        (23,396)
                                                    ------------    ------------
Net cash used in operating activities                 (4,235,167)     (6,060,594)
                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment            2,750              --
   Purchase of property and equipment                     (4,950)        (45,160)
                                                    ------------    ------------
Net cash used in investing activities                     (2,200)        (45,160)
                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock warrants                   --       1,106,501
   Proceeds from exercise of stock options                    --         100,000
   Net proceeds on convertible notes payable           3,347,000       5,030,693
                                                    ------------    ------------
Net cash provided by financing activities              3,347,000       6,237,194
                                                    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents                                           (890,367)        131,440
CASH AT BEGINNING OF YEAR                                952,828         821,388
                                                    ------------    ------------
CASH AT END OF YEAR                                 $     62,461    $    952,828
                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                           $    875,000    $         --
                                                    ============    ============
   Cash paid for income taxes                       $      3,200    $         --
                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Conversion of debt to equity                        $    171,212    $  3,921,765
                                                    ============    ============
Cashless exercise of warrants                       $         --    $      1,644
                                                    ============    ============
Common stock recorded as debt discount              $  3,206,250    $         --
                                                    ============    ============
Reduction of the conversion option liability
   upon conversion                                  $    151,933   $  6,079,443
                                                    ============    ============
Common stock issued for accrued interest payable    $    215,373    $    177,830
                                                    ============    ============
Debt issuance costs for accounts payable            $     40,113    $         --
                                                    ============    ============
Warrants issued for debt issuance costs             $         --    $     78,929
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                      F-6

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

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

The Company was incorporated under the laws of the state of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. ("Pacific"). The principal office of the corporation is 1508 South Grand Avenue, Suite 150, Santa Ana, California 92705.

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

Pursuant to terms of the acquisition agreement, all of the issued and outstanding common stock of Raptor, 19,161,256 shares, was acquired by Pacific, share-for-share, in exchange for its authorized but previously unissued common stock. Upon completion of the acquisition, Raptor became a wholly owned subsidiary of Pacific and the Raptor shareholders became shareholders of Pacific. Unless otherwise indicated, all references in these financial statements to "the Company" include Pacific and its wholly owned subsidiary, Raptor. All intercompany transactions have been eliminated in consolidation. On December 3, 2003, Pacific changed its name to Raptor Networks Technology, Inc.

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

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectability of accounts receivable, the reliability of inventories, the recoverability of long-lived assets, the valuation of stock-based compensation and the valuation allowance of the deferred tax asset. Actual results could differ from those estimates.

The Company has contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the allowability of costs under applicable government regulations and potential adjustments of contract revenues. To date, the Company has not been involved in any such audits.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all short-term marketable securities with an original maturity of three months or less to be cash equivalents.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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

INVENTORIES
-----------
Inventories are recorded at the lower of cost or market with cost being determined on the average cost method. When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value. Inventories at December 31, 2008 consist of raw materials, work in process and finished goods.

LICENSE FEES
------------
The Company capitalizes software license fees of third party software which is included in its systems. These costs are amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software. Amortization of the license fees included in cost of sales for the years ended December 31, 2008 and 2007 totaled $23,760 and $20,824, respectively.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows: computer equipment, furniture and fixtures and testing equipment are depreciated over three years; office equipment is depreciated over seven years and leasehold improvements are depreciated over the term of the lease. Repairs and maintenance of a routine nature are charged as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

DEBT ISSUANCE COSTS
-------------------
Debt issuance costs reflect fees incurred to obtain financing. Debt issuance costs are amortized (included in interest expense) using the straight-line method over the life of the related debt. Amortization expense for the years ended December 31, 2008 and 2007 was $7,082 and $119,240 respectively. In connection with the debt extinguishments in 2008, an additional $53,905 of debt issuance costs were written off and are included in "loss on extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2008.

CONVERTIBLE DEBENTURE AND BENEFICIAL CONVERSION FEATURE
-------------------------------------------------------
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method which approximates the effective interest method.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------
In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company's derivative financial instruments consist of embedded derivatives related to non-conventional debentures entered into with certain investors. These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

EXTINGUISHMENT OF DEBT
----------------------
The Company accounts for modifications of the terms of its convertible debt pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." A modification of debt is considered substantial if any of the following criteria are met:

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

REVENUE RECOGNITION
-------------------
The Company records revenues when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss have passed to the customer. Revenue is deferred in all instances where the earnings process is incomplete. The Company recognizes revenue from distribution sales when all contingencies are satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios have been developed. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenues and costs of revenues from consulting contracts are recognized during the period in which the service is performed. All revenues are reported net of any sales discounts or taxes.

MARKETING COSTS
---------------
Marketing costs are expensed as incurred. For the years ended December 31, 2008 and 2007, marketing costs were $73,121 and $97,237, respectively.

RESEARCH AND DEVELOPMENT COSTS
------------------------------
Research and development (R&D) costs consist of labor, product design costs including rental of design tools, consumables, and costs of prototypes and are expensed as incurred.

COMPENSATED ABSENCES
--------------------
The Company maintains a personal time off policy. Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days per calendar year. As of December 31, 2008 and 2007, the balance owed for compensated absences was $47,403 and $120,108, respectively.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
-------------------------------------------
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company disposed of a significant amount of its assets during the year ended December 31, 2008. Consequently, there were no assets that were considered to be impaired as of December 31, 2008.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


INCOME TAXES
------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), ACCOUNTING FOR INCOME TAXES and Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO.109. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. In determining the possible realization of deferred tax assets, the Company considers future taxable income from the following sources:
(i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If recognized, the tax portion of the adjustment would affect the effective tax rate.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

STOCK-BASED COMPENSATION
------------------------
The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared Based Payment" ("FAS 123(R)") using the Black-Scholes Option pricing model. Under SFAS No. 123(R), all stock-based compensation cost is measured at the grant date using the Black-Sholes Option Pricing Model, based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

The fair value of options granted was calculated based upon the following weighted-average assumptions for the year ended:

                                     December 31, 2008         December 31, 2007
                                     -----------------         -----------------

              Dividend Yield                      0.0%                      0.0%
              Risk-Free Interest Rate            2.84%                     4.49%
              Expected Life                 5.00 years                3.00 years
              Expected Volatility              111.57%                   114.82%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate that the Company presently uses is 0%.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits for the years ended December 31, 2008 and 2007.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


NET LOSS PER COMMON SHARE
-------------------------
The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share," and Staff Accounting Bulletin N. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the years ended December 31,2008 and December 31, 2007, basic and diluted earnings per share were the same.

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

In May 2008, the FASB issued SFAS No. 162 ("FAS 162"), THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States of America. FAS 162 was effective November 15, 2008. The adoption of FAS 162 did not have a material impact on the Company's consolidated financial statements.

PRESENTATION AS A GOING CONCERN
-------------------------------
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $1,029,859 and $9,509,247 for the years ended December 31, 2008 and December 31, 2007, respectively. Net cash used in operations for the year ended December 31, 2008 was $4,235,167. The Company also has an accumulated deficit of $71,228,180 and a working capital deficit of $11,115,786 at December 31, 2008, of which $3,405,226 relates to the fair value of derivative financial instruments. In September 2008 the Company shifted its principal operating model from product development to licensing enabling a reduction in headcount, footprint and infrastructure reducing expense run rates substantially. There can be no assurance that this shift in business model will be successful.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

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

    2.       FAIR VALUE OF FINANCIAL INSTRUMENTS
             -----------------------------------

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2008:

                                             Total         Level 1         Level 2       Level 3
                                          -----------   -------------   ------------   -----------

         ASSETS:

         Cash equivalents                 $    10,118   $      10,118   $         --   $        --
                                          -----------   -------------   ------------   -----------

                                          $    10,118   $      10,118   $         --   $        --
                                          ===========   =============   ============   ===========

         LIABILITIES:

         Conversion option liabilities    $   903,709   $          --   $         --   $   903,709

         Detachable warrant liabilities     2,501,517              --             --     2,501,517
                                          -----------   -------------   ------------   -----------

                                          $ 3,405,226   $          --   $         --   $ 3,405,226
                                          ===========   =============   ============   ===========

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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


    3.       PROPERTY AND EQUIPMENT
             ----------------------

 Property and equipment consisted of the following at:


                                           December 31, 2008   December 31, 2007
                                           -----------------   -----------------
          Furniture and office equipment   $         126,962   $         203,280
          Computer equipment                         214,773             214,773
          Testing equipment                          625,395             620,445
          Finished goods                             113,317             113,317
                                           -----------------   -----------------
                                                   1,080,447           1,151,815
          Less: Accumulated depreciation           1,041,414             998,274
                                           -----------------   -----------------
          Property and equipment, net      $          39,033   $         153,541
                                           =================   =================

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008 and 2007 was $51,607 and $174,181, respectively.

    4.       INVENTORIES
             -----------

Inventories consisted of the following at:

                                           December 31, 2008   December 31, 2007
                                           -----------------   -----------------
          Raw materials                    $         631,280   $         628,386
          Work in process                                 --              59,522
          Finished goods                             422,880             457,838
                                           -----------------   -----------------
                                                   1,054,160           1,145,746
          Less: Allowance for obsolescence           141,530             204,758
                                           -----------------   -----------------
          Inventory, net                   $         912,630   $         940,988
                                           =================   =================

    5.       SECURITIES PURCHASE AGREEMENTS
             ------------------------------

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


                                                                    Numbers of
                                        Principal     Series of      Warrants        Shares of
                         Date of        Amount of     Warrants    Issued to the    Common Stock
    Transaction         Financing         Notes        Issued       Investors         Issued
------------------   ----------------  ------------  ----------  ----------------  ------------

     2006 SPA        July 30, 2006(1)   $ 8,804,909   L and M      39,797,031                 -
     2007 SPA        July 31, 2007        3,500,000  N, O and P     6,047,886                 -
  April 2008 SPA     April 1, 2008        3,125,000      Q          6,250,000         3,125,000
  July 2008 SPA      July 28, 2008        1,250,000      R          8,750,000 (2)     1,250,000
                                       ------------              ----------------  ------------

                                       $ 16,679,909                60,844,917         4,375,000
                                       ============              ================  ============

(1) The information presented reflects the January 22, 2007 amendment.
(2) Includes 2,500,000 Series R warrants and 6,250,000 Replacement Warrants.


The Company allocated the proceeds of the April 2008 and July 2008 Notes to the individual financial instruments included in the transactions based on their relative estimated fair values as follows:

                                                     April 2008    July 2008      Total
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
                                                     ===========  ===========  ===========

The fair value of the common stock was based on the closing market price of the Company's common stock on the date of the transactions. The fair values of the warrants and conversion options were based on the Black-Scholes Option pricing model. All of the SPAs require the Company to maintain authorized shares of at least 130% of the sum of the maximum number of common shares issuable upon conversion of the Notes and upon exercise of the Warrants.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


                                              Maximum
                                           Registration
                         Transaction          Penalty
                     -------------------   ------------

                           2006 SPA        $  1,100,614
                           2007 SPA             437,500
                        April 2008 SPA          390,625
                        July 2008 SPA           156,250
                                           ------------

                                           $  2,084,989
                                           ============

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

Since the modifications of the 2006 Notes, the 2007 Notes and the Series Q warrants resulted in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments," were substantially different from the terms of the previous 2006 Notes, the modification was recorded as an extinguishment of debt. After eliminating all liabilities related to the 2006 and 2007 SPAs and adjusting the fair value of the Series Q warrants to reflect the reduced exercise price, a loss $5,182,474 and a gain of $11,571,860, respectively, were recorded in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively.

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


The April 2008 SPA also amended the terms of the Series M-1 and M-2 warrants to eliminate the contingency provisions and therefore, the Series M-1 and Series M-2 warrants became immediately exercisable upon the effective date of the 2008 SPA. Pursuant to EITF Issue No. 96-19, the modifications to these warrants were not considered substantial and the Company did not record any gain or loss related to the amendments. However, the Company recorded under "cost of financing" the portion of expense related to the warrants that became immediately exercisable of $1,146,033 for the year ended December 31, 2008.

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

Notes
-----

Information relating to the Notes is as follows:

                                                                                               Unamortized    Carrying
                                                          Initial     Current    Note Balance    Discount       Value
                                   Interest                Fixed       Fixed         as of        as of         as of
                       Principal     Rate     Maturity   Conversion  Conversion  December 31,  December 31,  December 31,
    Transaction          Amount    (4), (5)     Date       Price       Price         2008          2008          2008
-------------------   ----------- ----------  ---------  ----------  ----------  ------------  ------------  ------------

2006 Notes(1)         $ 8,804,909   9.25%(3)  7/31/2008    $ 0.44      $ 0.44    $  5,926,222  $          -  $  5,926,222
2007 Notes(2)           3,500,000   9.25%      8/1/2010    $ 1.20      $ 0.50       3,500,000    (2,375,000)    1,125,000
April 2008 Notes(6)     3,125,000  10.00%     3/31/2010    $ 1.00      $ 1.00       3,125,000    (2,145,945)      979,055
July 2008 Notes(6)      1,250,000  10.00%     7/28/2010    $ 1.00      $ 1.00       1,250,000      (989,583)      260,417
                      -----------                                                ------------  ------------  ------------
                      $16,679,909                                                $ 13,801,222  $ (5,510,528) $  8,290,694
                      ===========                                                ============  ============  ============

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

(6) All interest due under the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying balance sheet as of September 30, 2008 as follows:

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


                                        Current       Long-term         Total
                                      ------------   ------------   ------------
            April 2008 Notes          $    312,500   $     78,125   $    390,625
            July 2008 Notes                125,000         72,917        197,917
                                      ------------   ------------   ------------
                                      $    437,500   $    151,042   $    588,542
                                      ============   ============   ============

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


Warrants
--------

In connection with the SPAs, the Company issued detachable warrants as follows:

                                                                                          Fair Value of
                  Initial                                                    Warrants        Warrant
                 Number of   Initial     Current              Additional   Outstanding   Liability as of
   Series of      Warrants   Exercise    Exercise               Warrant     at December   December 31,
   Warrants       Issued      Price       Price      Term(4)   Grants(6)     31, 2008         2008
---------------  ----------  --------  -----------  --------  -----------  ------------  ---------------

L-1(1)           22,754,163   $0.505    $ 0.439      7 years  $         -    22,754,163  $       841,306
L-2(1)            7,281,332   $0.505    $ 0.439      7 years            -     7,281,332          269,409
M-1(1),(3)        7,395,103   $0.505    $ 0.439      7 years            -     7,395,103          273,619
M-2(1)            2,366,433   $0.505    $ 0.439      7 years            -     2,366,433           87,558
N(2)              2,909,636   $1.203    $ 0.500      7 years    4,090,364     7,000,000          302,400
O(2),(5)          1,891,263   $1.203    $ 0.500      7 years    2,658,737     4,550,000              N/A
P(2)              1,246,987   $1.203    $ 0.500      7 years    1,753,013     3,000,000          129,600
Q(8)              6,250,000   $1.000    $ 0.500(7)   7 years            -     6,250,000          426,875
R                 2,500,000   $0.500    $ 0.500      7 years            -     2,500,000          170,750
Replacement (9)   6,250,000   $1.000    $ 1.000      7 years            -     6,250,000              N/A
                 ----------                                   -----------  ------------  ---------------

                 60,844,917                                   $ 8,502,114    69,347,031  $     2,501,517
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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


The holders' rights to exercise the 9,761,536 Series M warrants was contingent on a mandatory conversion of the 2006 Notes at the option of the Company. A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares. The 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they are immediately exercisable. The Company recognized $1,146,063 of expense related to the M warrants for the nine months ended September 30, 2008. The value of the M warrants was measured at fair value on January 18, 2007 using the Black-Scholes option pricing model. The Replacement Warrants are exercisable on a one-for-one basis for every Series Q warrant exercised.

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the year ended:

                                             December 31, 2008                            December 31, 2007
                           ----------------------------------------------------    ------------------------------
                              2006          2007       April 2008     July 2008
                             Notes         Notes         Notes         Notes        2006 Notes       2007 Notes
                           ----------    ----------    ----------    ----------    -------------    -------------

Stock price                $     0.14    $     0.14    $     0.14    $     0.14    $        0.67    $        0.67
Exercise price             $     0.44    $     0.50    $     1.00    $     1.00    $        0.44    $        1.21
Expected life (in years)         0.75          1.50          1.26          1.26             0.60             0.60
Volatility                     165.61%       131.21%       138.78%       138.78%           79.27%           79.27%
Risk-free rate of return         0.32%         0.57%         0.47%         0.47%            3.46%            3.46%
Expected dividend yield          0.00%         0.00%         0.00%         0.00%            0.00%            0.00%


                                             December 31, 2008                            December 31, 2007
                           ----------------------------------------------------    ------------------------------
                              2006          2007       April 2008     July 2008
                            Warrants      Warrants      Warrants      Warrants     2006 Warrants    2007 Warrants
                           ----------    ----------    ----------    ----------    -------------    -------------

Stock price                $     0.14    $     0.14    $     0.14    $     0.14    $        0.67    $        0.67
Exercise price             $     0.44    $     0.50    $     0.50    $     0.50    $        0.44    $        1.21
Expected life (in years)         0.75          1.50          2.76          2.76             0.60             0.60
Volatility                     165.61%       131.21%       124.11%       124.11%           79.27%           79.27%
Risk-free rate of return         0.32%         0.57%         0.94%        94.00%            3.46%            3.46%
Expected dividend yield          0.00%         0.00%         0.00%         0.00%            0.00%            0.00%






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


Activity in the 2006 Notes and 2006 Warrants was as follows:

                                                                                Conversion      Detachable
                                                 Principal     Discount on        Option         Warrant
                                                  Balance     Notes Payable     Liability       Liability
                                               ------------    ------------    ------------    ------------
Balance at July 31, 2006 (inception)           $  5,000,000    $ (5,000,000)   $  3,068,783    $  4,431,011
Amortization of debt discount                            --       1,041,666              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --       3,737,837       5,342,956
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2006                        5,000,000      (3,958,334)      6,806,620       9,773,967

Amortization of debt discount                            --         114,247              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (640,241)       (524,400)
                                               ------------    ------------    ------------    ------------
BALANCE, JANUARY 18, 2007 (DATE OF
     MODIFICATION)                                5,000,000      (3,844,087)      6,166,379       9,249,567

Gain on extinguishment of debt                           --       3,844,087      (6,166,379)     (9,249,567)
Fair value of amended notes, conversion
     option liability and detachable
     warrant liability                            3,804,909      (8,804,909)     10,858,880      16,279,237
Recognize liability due to contingency
     provisions being met                                --              --              --       4,144,328
Conversion of notes to common stock              (2,707,475)             --      (6,079,443)             --
Amortization of debt discount                            --       5,473,312              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (849,975)    (11,727,375)
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2007                        6,097,434      (3,331,597)      3,929,462       8,696,190

Amortization of debt discount                            --       1,427,820              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --       2,133,139       7,785,669
                                               ------------    ------------    ------------    ------------
BALANCE, MARCH 31, 2008                           6,097,434      (1,903,777)      6,062,601      16,481,859

Amortization of debt discount                            --       1,427,820              --              --
Conversion of notes to common stock                (171,212)             --        (151,932)             --
Recognition of warrant liabilities upon
     satisfaction of contingency related to
     Series M-1 and M-2 warrants                         --              --              --       1,146,033
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --      (1,618,226)     (4,949,146)
                                               ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2008                            5,926,222        (475,957)      4,292,443      12,678,746

Amortization of debt discount                            --         475,957              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --      (3,376,290)     (9,967,311)
                                               ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2008                       5,926,222              --         916,153       2,711,435

Amortization of debt discount                            --              --              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (417,657)     (1,239,543)
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2008                     $  5,926,222    $         --    $    498,496    $  1,471,892
                                               ============    ============    ============    ============






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


Activity in the 2007 Notes and 2007 Warrants is as follows:

                                                                                Conversion      Detachable
                                                 Principal     Discount on        Option         Warrant
                                                  Balance     Notes Payable     Liability       Liability
                                               ------------    ------------    ------------    ------------
Balance at July 31, 2007 (inception)           $  3,500,000    $ (3,500,000)   $  2,297,449    $  3,282,069
Amortization of debt discount                            --         194,444              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (264,486)       (377,837)
                                               ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2007                       3,500,000      (3,305,556)      2,032,963       2,904,232

Amortization of debt discount                            --         291,666              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --      (1,882,535)     (2,689,336)
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2007                        3,500,000      (3,013,890)        150,428         214,896

Amortization of debt discount                            --         291,666              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --         248,483         354,976
                                               ------------    ------------    ------------    ------------
BALANCE, MARCH 31, 2008                           3,500,000      (2,722,224)        398,911         569,872

Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --         (26,769)        (38,242)
                                               ------------    ------------    ------------    ------------
BALANCE APRIL 1, 2008 (DATE OF
     MODIFICATION)                                3,500,000      (2,722,224)        372,142         531,630

Loss on extinguishment of debt                           --       2,722,224        (372,142)       (531,630)
Fair value of amended notes, conversion
     option liability and detachable warrant
     liability                                           --      (3,500,000)      2,658,600       3,798,000
Amortization of debt discount                            --         375,000              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (203,700)       (291,000)
                                               ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2008                            3,500,000      (3,125,000)      2,454,900       3,507,000

Amortization of debt discount                            --         375,000              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --      (1,854,300)     (2,649,000)
                                               ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2008                       3,500,000      (2,750,000)        600,600         858,000

Amortization of debt discount                            --         375,000              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (298,200)       (426,000)
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2008                     $  3,500,000    $ (2,375,000)   $    302,400    $    432,000
                                               ============    ============    ============    ============






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


Activity in the April 2008 Notes and 2008 Warrants is as follows:

                                                                                Conversion      Detachable
                                                 Principal     Discount on        Option         Warrant
                                                  Balance     Notes Payable     Liability       Liability
                                               ------------    ------------    ------------    ------------
Balance at April 1, 2008 (inception)           $  3,125,000    $ (3,125,000)   $  1,002,813    $  2,993,750
Amortization of debt discount                            --         390,625              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (457,188)       (685,000)
                                               ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2008                            3,125,000      (2,734,375)        545,625       2,308,750

Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --              --        (718,125)
                                               ------------    ------------    ------------    ------------
BALANCE JULY 28,  2008 (DATE OF
     MODIFICATION)                                3,125,000      (2,734,375)        545,625       1,590,625

Gain on extinguishment of debt                           --         701,167              --      (1,590,625)
Fair value of amended notes, conversion
     option liability and detachable warrant
     liability                                           --        (841,400)             --       2,084,375
Amortization of debt discount                            --         369,590              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --        (433,750)     (1,176,875)
                                               ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2008                       3,125,000      (2,505,018)        111,875         907,500

Amortization of debt discount                            --         359,073              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --         (38,437)       (480,625)
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2008                     $  3,125,000    $ (2,145,945)   $     73,438    $    426,875
                                               ============    ============    ============    ============






                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


Activity in the July 2008 Notes and July 2008 Warrants is as follows:

                                                                                Conversion      Detachable
                                                 Principal     Discount on        Option         Warrant
                                                  Balance     Notes Payable     Liability       Liability
                                               ------------    ------------    ------------    ------------
Balance at July 28, 2008 (inception)           $  1,250,000    $ (1,250,000)   $    142,500    $    856,750
Amortization of debt discount                            --         104,167              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --         (97,750)       (491,000)
                                               ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2008                       1,250,000      (1,145,833)         44,750         365,750

Amortization of debt discount                            --         156,250              --              --
Change in fair value of conversion
     option and detachable warrant
     liabilities                                         --              --         (15,375)       (195,000)
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2008                     $  1,250,000    $   (989,583)   $     29,375    $    170,750
                                               ============    ============    ============    ============

A summary of the balance as of December 31, 2008 and as of December 31, 2007 follows:

Balance as of December 31, 2008:

                                                                                Conversion      Detachable
                                                 Principal     Discount on        Option         Warrant
                                                  Balance     Notes Payable     Liability       Liability
                                               ------------    ------------    ------------    ------------
2006 Notes                                     $  5,926,222    $         --    $    498,496    $  1,471,892
2007 Notes                                        3,500,000      (2,375,000)        302,400         432,000
April 2008 Notes                                  3,125,000      (2,145,945)         73,438         426,875
July 2008 Notes                                   1,250,000        (989,583)         29,375         170,750
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2008                     $ 13,801,222    $ (5,510,528)   $    903,709    $  2,501,517
                                               ============    ============    ============    ============


Balance as of December 31, 2007:

                                                                                Conversion      Detachable
                                                 Principal     Discount on        Option         Warrant
                                                  Balance     Notes Payable     Liability       Liability
                                               ------------    ------------    ------------    ------------

2006 Notes                                     $  6,097,434    $ (3,331,597)   $  3,929,462    $  8,696,190

2007 Notes                                        3,500,000      (3,013,890)        150,428         214,896
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2007                     $  9,597,434    $ (6,345,487)   $  4,079,890    $  8,911,086
                                               ============    ============    ============    ============


    6.       STOCKHOLDERS' EQUITY
             --------------------

The Company's authorized capital consisted of 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During 2007, in connection with the Company's senior convertible notes, the Company issued 6,208,123 shares upon conversions of $2,707,475 in notes by the investors.

During 2007, the Company issued a total of 3,976,407 shares of which 1,643,760 shares related to the exercise of warrants utilizing a cashless feature and the remaining 2,332,647 shares related to the cash exercise of warrants issued for total proceeds to the Company of $1,091,635.

In July of 2007, the Company issued 100,000 shares upon the exercise of employee stock options for total proceeds of $100,000.

A total of 397,748 shares were issued on April 15, 2007 upon the conversion of the $1,214,290 short term convertible notes.

During 2008, in connection with the Company's senior convertible notes, the Company issued 1,410,401 shares related to $171,212 of principal, $215,373 in accrued interest and $151,933 relating to the reduction of the conversion option liability.

During 2008, the Company issued a total of 4,375,000 shares of common stock in connection with 2 private placements valued at $3,206,250 (See note 5).

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


    7.       STOCK OPTIONS
             -------------

2005 Stock Plan
---------------

The Company's 2005 Stock Plan was approved by the Company's Board of Directors on April 7, 2005, approved by the Company's shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan ("2005 Plan") by the Company's Board of Directors on June, 29, 2007. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission ("SEC") in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007. Prior to that time, the Company issued only non-plan stock options. The 2005 Plan is now the Company's only formal plan for providing stock-based incentive compensation to the Company's eligible employees, non-employee directors and certain consultants. The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan. As of December 31, 2008, the 2005 Plan had a total of 1,020,000 options outstanding and 1,980,000 shares reserved for future grants.

Non-Plan Options
----------------

Prior to approval of our 2005 Plan, the Company granted stock options out-of-plan. These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors. The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant. The maximum contractual term of stock options granted under these out-of-plan options was eight years. As of December 31, 2008, there were 850,000 non-plan options outstanding.

A summary of the status of the Company's unvested stock options as of December 31, 2008 is presented below:

                                                                  Weighted
                                                   Weighted        Average      Aggregate
                                                   Average        Remaining     Intrinsic
Options                             Shares      Exercise Price  Contract Term     Value
-------                           ----------    --------------  -------------   ---------
Outstanding, December 31, 2006     1,645,500    $         1.00
Granted                              661,500              1.03
Forfeited / Expired                 (406,000)             1.00
Exercised                           (100,000)             1.00
                                  ----------    --------------
Outstanding, December 31, 2007     1,801,000    $         1.01           5.41          --
                                  ==========    ==============  =============   =========
Granted                            1,282,000              0.53
Forfeited / Expired               (1,213,000)             0.89
Exercised                                 --                --
                                  ----------    --------------
Outstanding, December 31, 2008     1,870,000    $         0.76           5.42          --
                                  ==========    ==============  =============   =========
Exercisable, December 31, 2008       949,667    $         1.00           3.61          --
                                  ==========    ==============  =============   =========

As of December 31, 2008 total unrecognized stock-based compensation cost related to unvested stock options was approximately $208,342 which is expected to be recognized over a weighted average period of approximately 2.28 years.

                                                                Weighted-Average
                                                   Number         Grant-Date
                                                 of Shares        Fair Value
                                                 ----------        --------
Non-vested at January 1, 2007                       663,836
Granted                                             661,500            0.66
Vested                                             (316,836)           1.08
Non-vested shares forfeited                        (389,333)       $   0.66
                                                 ----------        --------
Non-vested at December 31, 2007                     619,167        $   0.66
Granted                                           1,282,000            0.43
Vested                                             (221,667)           0.64
Non-vested shares forfeited                        (759,667)       $   0.59
                                                 ----------        --------
Non-vested at December 31, 2008                     919,833        $   0.39

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


For the year ended December 31, 2008 and December 31, 2007, the Company recognized $216,978 and $360,058, respectively, in stock-based compensation costs related to the issuance of options to employees. These costs were calculated in accordance with FAS 123(R) and are reflected in operating expenses.

    8.       WARRANTS
             --------

Warrants granted to investors, brokers and other service providers are summarized as follows:

                                                                Weighted Average
                                                                   Exercise
                                                      Shares        Price
                                                    -----------    --------
         Outstanding at December 31, 2006            39,992,874    $   0.98

           Granted                                   21,729,817        0.65
           Cancelled/Forfeited                          (34,500)       0.47
           Exercised                                 (6,083,747)       0.84
                                                    -----------    --------
         Outstanding at December 31, 2007            55,604,444    $   0.76
                                                    -----------    --------

           Granted                                   23,868,498        0.50
           Cancelled/forfeited                         (400,000)       1.22

           Exercised                                         --          --
                                                    -----------    --------
         Outstanding at December 31, 2008            79,072,942    $   0.63
                                                    ===========    ========

The following tables summarize warrants outstanding at December 31, 2008:

     Range       Number     Wtd. Ave. Life    Wtd. Ave. Price    Exercisable
     -----       ------     --------------    ---------------    -----------
   $.40-2.50   79,072,942        2.10             $.0.63          74,522,942


                          OUTSTANDING   EXERCISED/                 OUTSTANDING   EXERCISED/             OUTSTANDING
 SERIES     ISSUE DATE    AT 12/31/06   FORFEITED     GRANTED      AT 12/31/07   FORFEITED    GRANTED   AT 12/31/08
----------- ----------- --------------  ----------  ------------  -------------  ---------  ----------  -------------
    B       April 2004       3,200,000  (1,249,999)            -      1,950,001          -           -      1,950,001
    D       June, 2004         972,223           -             -        972,223          -           -        972,223
    E        2004-2005       1,416,000  (1,275,000)            -        141,000          -           -        141,000
    F       April 2005         231,036    (216,651)            -         14,385          -           -         14,385
    G       April 2005       3,564,188           -             -      3,564,188          -           -      3,564,188
  G-BH      April 2005       1,505,989           -             -      1,505,989          -           -      1,505,989
    H       April 2005       2,029,763  (2,029,763)            -              -          -           -              -
             February
    I          2005            200,000    (190,000)            -         10,000          -           -         10,000
    J       August 2005        505,343    (489.088)            -         16,255          -           -         16,255
             July 2006
             & January
   L-1         2007         17,065,623           -     5,688,540     22,754,163          -           -     22,754,163
              January
   L-2         2007                  -           -     7,281,332      7,281,332          -           -      7,281,332
   M-1       July 2006       7,395,103           -             -      7,395,103          -           -      7,395,103
              January
   M-2         2007                  -           -     2,366,433      2,366,433          -           -      2,366,433
    N        July 2007               -           -     2,909,636      2,909,636          -   4,090,364      7,000,000
    O        July 2007               -           -     1,891,263      1,891,263          -   2,658,737      4,550,000
    P        July 2007               -           -     1,246,987      1,246,987          -   1,753,013      3,000,000
    Q       April 2008               -           -             -              -          -   6,250,000      6,250,000
Replacement  July 2008               -           -             -              -          -   6,250,000      6,250,000
    R        July 2008               -           -             -              -          -   2,500,000      2,500,000

  MISC       2003-2007       1,907,606    (667,746)      345,626      1,585,486   (400,000)    366,384      1,551,870
                        --------------  ----------  ------------  -------------  ---------  ----------  -------------
TOTAL                       16,255,087  (1,178,023)   24,915,810     55,604,444   (400,000) 23,868,498     79,072,942
                        ==============  ==========  ============  =============  =========  ==========  =============

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


2008 Warrants
-------------

On April 1, 2008, pursuant to the terms of the securities purchase agreement the Company issued $6,250,000 Series Q warrants. These warrants carry an initial exercise price of $1.00 and expire on March 31, 2017.

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

2007 Warrants
-------------

In connection with securing the 2007 Notes (as described in Note 5 above), the three convertible note investors were entitled to Series L-1 Warrants to purchase up to an aggregate of 22,754,163 shares of the Company's common stock Series L-2 Warrants to purchase up to an aggregate of 7,281,332 shares of the Company's common stock and Series M-2 warrants to purchase up to an aggregate of 2,366,433 shares of the Company's common stock. Both the Series L-1 Warrants and Series M-2 warrants have an original exercise price of $.43948 per share and expire by August 1, 2016. The Series L-1 Warrants are immediately exercisable. The Series M-2 Warrants become exercisable only upon a "mandatory conversion" of the notes, which is callable by the Company.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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

2005 Warrants
-------------

As further consideration for securing the 8% Notes (as described in Note 5 above), our placement agent was entitled to warrants to purchase shares of the Company's common stock in an amount equal to 15% of the 1,540,243 shares issued upon conversion of the 8% Notes on July 15, 2005. Based on the 1,540,243 shares of common stock issuable the placement agent and its designees were issued an aggregate of 231,036 Series F Warrants. The Series F Warrants shall have an exercise price of $0.40 per share and shall expire on the earlier of April 23, 2010 or a change of control of the Company. An additional expense of financing of $146,349 was recognized during the year 2005.

On July 12, 2005, the Company issued a total of 200,000 Series I Warrants to seven non-affiliate private-parties for providing financial advisory services to the Company. The Series I Warrants have an exercise price of $0.60 per share of the Company's common stock and expire on February 11, 2010. Compensation costs of $86,000 were recorded for these warrants in 2005.

As further consideration to the placement agent that secured the 10% Note financing (as described in Note 5 above), upon the August 25, 2005 conversion of the 10% Notes, the Company became obligated to issue to the placement agent 602,393 Series J Warrants to purchase common stock. The Series J Warrants have an original exercise price of $0.50 per share of common stock and expire on August 25, 2010. An additional expense of financing of $240,957 has been recognized during the year 2005.

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

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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

    9.       COMMITMENTS AND LEASES
             ----------------------

The Company leases office space and workstations under a non-cancelable operating lease expiring in 2009. Future aggregate minimum rental payments under this lease amount to $173,562 for 2009. Rent expense for the years ended December 31, 2008 and 2007 was $231,304 and $246,800, respectively. We rendered possession of our prior operating facility to the landlord in October 2008 and charged $241,261 to Other Income in connection with rent due for the remainder of the lease (October 1, 2008 - July 31, 2009). There can be no assurance that the landlord will not take legal action against us for breach of this lease as we have not reached any settlement agreement. If the landlord takes legal action against us, a negative outcome could have a material adverse effect on our business and financial condition.

At December 31, 2008, the Company has $2,655 in purchase order commitments.

    10.      INCOME TAXES
             ------------

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income. Such differences arise from the reporting of financial statement amounts in different periods for tax purposes. The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company's total deferred tax assets and deferred tax liabilities were as follows at:

                                                          December 31, 2008   December 31, 2007
                                                          -----------------   -----------------
           Deferred tax assets:
                 Non-cash compensation                    $          95,000    $        158,000
                 Non-benefited  tax losses and credits           29,086,000          21,897,000
                                                          -----------------    ----------------
                          Total deferred tax assets              29,181,000          22,055,000
                                                          -----------------    ----------------
           Deferred tax liabilities

                Net book value of assets                            (26,000             (45,000)
                                                          -----------------    ----------------
                         Total deferred tax liabilities             (26,000)            (45,000)
                                                          -----------------    ----------------
                         Total net deferred tax assets           29,155,000          22,010,000

                Valuation allowance                             (29,155,000)        (22,010,000)
                                                          -----------------    ----------------
                         Net deferred tax assets          $              --    $             --
                                                          =================    ================

                        RAPTOR NETWORKS TECHNOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of $66,000,000 and $60,000,000, respectively expiring between 2024 and 2028. Should the Company move out of the enterprise zone, approximately $29,000,000 will be suspended of the state net operating loss leaving approximately $31,000,000 of the general state net operating loss remaining.

Internal Revenue Code Section 382 imposes limitation on our ability to utilize net operating losses if we experience an ownership change and for the NOL's acquired in the acquisitions of subsidiaries. An ownership change may result from transactions increasing the ownership percentage of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation. Any unused annual limitation may be carried over to later years.

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008 and 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero. These amounts consider the guidance in FIN 48. The Company has not accrued any interest or penalties as a result of the adoption of FIN 48.

    11.      SUBSEQUENT EVENTS
             -----------------

In a letter agreement dated December 15, 2008, signed by Castlerigg Master Investments, Ltd., Cedar Hill Capital Partners Onshore, LP, Cedar Hill Capital Partners Offshore, Ltd. (the "Investors") and the Company, it was agreed that the Investors will grant the Company a limited waiver by which interest in the amount of $218,252 due under the secured notes payable on December 31, 2008 will be added to the principal balance of the secured notes rather than be paid in cash or through conversion of the notes.

On January 9, 2009, the Company issued 3,245,536 shares of common stock for the conversion of $1,426,348 of principal and accrued interest on the senior convertible notes payable.

On February 9, 2009, the Company renewed the lease for its current premises through September 30, 2009. The lease has a monthly rent of $1,560.

                    INDEX TO EXHIBITS FILED WITH THIS REPORT

   EXHIBIT
   NUMBER                            DESCRIPTION
   -------                           -----------
    10.4       Facility lease agreement with Martin Investment dated February 9,
               2009
    31.1 Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002