Form 10-Q
period 2009-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2009-05-15
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443
________________________

RAPTOR NETWORKS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado		84-1573852
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1508 South Grand Santa Ana, California 92705 (Address of Principal Executive Offices)

(714) 380-6659 (registrant’s telephone number)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

\
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

As of May 12, 2009, there were 74,073,311 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes [_]   No [X]

PART I - FINANCIAL INFORMATION

ii

ITEM 1.	FINANCIAL STATEMENTS.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,094	$62,461

Accounts receivable, net of allowance for doubtful accounts of $59,530 at March 31, 2009 and December 31, 2008, respectively	42,441	54,467
Inventories, net	807,331	912,630
Prepaid interest	437,500	437,500
License fees	172,690	202,930
Other current assets	24,923	57,006
Total current assets	1,682,979	1,726,994

PROPERTY AND EQUIPMENT, NET	35,011	39,033

OTHER ASSETS
Prepaid interest, net of current portion	41,667	151,042
Debt issuance costs, net	20,057	25,071
Deposits	2,505	2,505

TOTAL ASSETS	$1,782,219	$1,944,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$114,646	$78,066
Accrued interest payable	280,267	305,280
Deferred revenue	-	2,803
Accrued liabilities	765,703	760,711
Detachable warrant liabilities	2,017,421	2,501,517
Conversion option liabilities	652,773	903,709
Senior convertible note payable, net of debt discount of $4,564,000 and $5,510,528 at March 31, 2009 and December 31, 2008, respectively	8,028,858	8,290,694

Total current liabilities	11,859,668	12,842,780

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized; 74,073,311 and 70,827,775 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	74,074	70,828
Additional paid-in capital	61,940,104	60,259,217
Accumulated deficit	(72,091,627)	(71,228,180)
Total stockholders' deficit	(10,077,449)	(10,898,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,782,219	$1,944,645

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

REVENUE, NET	$381,443	$149,486
COST OF SALES	177,957	72,451

GROSS PROFIT	203,486	77,035

OPERATING EXPENSES
Salary expense and salary related costs	179,015	753,504
Marketing expense	-	21,441
Research and development	13,379	221,883
Selling, general and administrative	123,317	527,863

Total operating expenses	315,711	1,524,691

Loss from operations	(112,225)	(1,447,656)

OTHER INCOME (EXPENSE)
Interest income	12	3,317
Change in fair value of warrant and conversion option liabilities	521,261	(10,522,255)
Amortization of discount on convertible debt	(965,137)	(1,719,486)
Interest expense	(307,358)	(256,217)

Total other income (expense)	(751,222)	(12,494,641)

Loss before income taxes	(863,447)	(13,942,297)

Income tax benefit	-	-

NET LOSS	$(863,447)	$(13,942,297)

Loss per share - basic and diluted	$(0.01)	$(0.21)

Weighted average number of shares outstanding - basic and diluted	73,748,894	65,042,374

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2009	70,827,775	$70,828	$60,259,217	$(71,228,180)	$(10,898,135)

Stock-based compensation	-	-	25,407	-	25,407

Common stock issued upon conversion of senior convertible notes	3,245,536	3,246	1,423,100	-	1,426,346

Reduction of conversion liability option from conversion of senior convertible notes payable	-	-	232,380		232,380

Net loss for the quarter ended March 31, 2009	-	-	-	(863,447)	(863,447)

Balance, March 31, 2009	74,073,311	$74,074	$61,940,104	$(72,091,627)	$(10,077,449)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(863,447)	$(13,942,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,022	17,876
Amortization	970,151	1,753,761
Change in fair value of conversion option and warrant liabilities	(521,261)	10,522,255
Stock-based compensation	25,407	132,131
Change in inventory reserve	-	25,008
Changes in operating assets and liabilities:
Accounts receivable	12,026	341,369
Inventories	105,299	(111,262)
Prepaid expenses and other assets	171,698	72,110
Accounts payable and accrued liabilities	234,541	370,007
Deferred revenue	(2,803)	36,872

Net cash provided by (used in) operating activities	135,633	(782,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,950)

Net increase (decrease) in cash and cash equivalents	135,633	(787,120)

CASH AT BEGINNING OF PERIOD	62,461	952,828

CASH AT END OF PERIOD	$198,094	$165,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes payable to common stock	$1,426,346	$-

Reduction of the conversion option liability upon conversion	$232,380	$-

Accrued interest payable added to principal balance	$217,982	$-

Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$18,609	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.           General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2008 consolidated balance sheet was derived from audited financial statements as of December 31, 2008.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2008 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The company has incurred a net loss of $863,447 for the three months ended March 31, 2009. Additionally, the Company also has an accumulated deficit of $72,091,627 and a working capital deficit of $10,176,689 as of March 31, 2009, of which $2,670,194 relates to the fair value of derivative financial instruments.

In September 2008, the Company shifted its principal operating model from product development to licensing enabling a reduction in headcount, footprint and infrastructure, reducing expense run rates substantially.  There can be no assurance that this shift in business model will be successful.

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

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.  Additionally, if these funding sources or increased revenues and profits do not materialize and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued FASB Staff Position (FSP”) No. 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted the provisions of FSP FAS 157-2 on January 1, 2009.  The adoption of FSP FAS 157-2 did not have a material impact on the Company’s results or operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of FAS 159 were adopted January 1, 2008.  The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  FAS 161 establishes disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Disclosures for earlier periods presented for comparative purposes at initial adoption are encouraged, but not required.  In the years after initial adoption, comparative disclosures are required only for periods subsequent to initial adoption.  The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States of America.  FAS 162 was November 15, 2008.   The adoption of FAS 162 did not have a material impact on the Company’s consolidated financial statements.

2.           Inventories

Inventories consist of the following as of:

	March 31, 2009	December 31, 2008

Raw materials	$543,423	$621,280
Work-in-process	-	-
Finished goods	405,438	432,880

	948,861	1,054,160
Allowance for obsolescence	(141,530)	(141,530)

Inventories, net	$807,331	$912,630

3.           Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock were reserved for issuance to eligible employees, non-employee directors and certain consultants.  In May 2007, the Company filed a registration statement on Form S-8 with the SEC to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of March 31, 2009, the 2005 Plan had a total of 992,000 options outstanding and 2,008,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of March 31, 2009, there were 850,000 non-plan options outstanding.

The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Shared Based Payment (“FAS 123(R)”) using the Black-Scholes Option pricing model.  Under FAS 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

No options were granted during the three months ended March 31, 2009.  The following table sets forth the weighted-average key assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2008:

Dividend Yield	0.00%
Risk-Free Interest Rate	3.28%
Expected Life	5.00 years
Expected Volatility	109.52%

For the three months ended March 31, 2009 and 2008, the Company recognized $25,407 and $132,131, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  These costs were calculated in accordance with FAS 123(R) and are reflected in operating expenses.

Stock option activity was as follows for the three months ended March 31:
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2009	1,870,000	$0.76
Granted	-	-
Forfeited / Expired	(28,000)	0.76
Exercised	-	-

Outstanding, March 31, 2009	1,842,000	$0.76	5.19	$-
Exercisable, March 31, 2009	1,117,333	$0.76	3.90	$-

A summary of the status of the Company’s unvested shares as of March 31, 2009 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested, January 1, 2009	919,833
Granted	-
Vested	(195,166)	$0.56
Non-vested shares forfeited	-

Non-vested, at March 31, 2009	724,667	$0.35

As of March 31, 2009, total recognized stock-based compensation cost related to unvested stock options was $182,936, which is expected to be recognized over a weighted-average period of approximately 2.17 years.

4.           Securities Purchase Agreements

The Company entered into four separate securities purchase agreements (the “2006 SPA,” the “2007 SPA,” the “April 2008 SPA” and the “July 2008 SPA,” collectively the “SPAs”) with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the “2006 Notes,” the “2007 Notes,” the “April 2008 Notes” and the “July 2008 Notes,” collectively the “Notes”), warrants to purchase shares of common stock (the “2006 Warrants,” the “2007 Warrants,” “the April 2008 Warrants,” the “July 2008 Warrants” and the “Replacement Warrants,” collectively the “Warrants”) and the issuance of common stock (the “March 2008 Stock” and the “July 2008 Stock”).  Following is a summary of the securities issued pursuant to the terms of the SPAs.

Transaction	Date of Financing	Initial Principal Amount of Notes	Series of Warrants Issued	Number of Warrants Issued to the Investors		Shares of Common Stock Issued

2006 SPA	July 30, 2006(1)	$8,804,909	L and M	39,797,031		-
2007 SPA	July 31, 2007	3,500,000	N, O and P	6,047,886		-
April 2008 SPA	April 1, 2008	3,125,000	Q	6,250,000		3,125,000
July 2008 SPA	July 28, 2008	1,250,000	R	8,750,000	(2)	1,250,000

		$16,679,909		60,844,917		4,375,000

(1) The information presented reflects the January 22, 2007 amendment.
(2) Includes 2,500,000 Series R warrants and 6,250,000 Replacement Warrants.

The Company allocated the proceeds of the April 2008 and July 2008 Notes to the individual financial instruments included in the transactions based on their relative estimated fair values as follows:

	April 2008 Notes	July 2008 Notes	Total

Total proceeds	$3,125,000	$1,250,000	$4,375,000

Allocated to:
Common stock	2,531,250	675,000	3,206,250
Warrants	2,993,750	856,750	3,850,500
Conversion option	1,002,813	142,500	1,145,313

	6,527,813	1,674,250	8,202,063
Debt discount	(3,125,000)	(1,250,000)	(4,375,000)

Cost of financing senior convertible notes	$3,402,813	$424,250	$3,827,063

The fair value of the common stock was based on the closing market price of the Company’s common stock on the date of the transaction.  The fair values of the warrants and conversion options were based on the Black-Scholes Option pricing model.  All of the SPAs require the Company to maintain authorized shares of at least 130% of the sum of the maximum number of common shares issuable upon conversion of the Notes and upon exercise of the Warrants.

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

Transaction	Maximum Registration Penalty
2006 SPA	$1,100,614
2007 SPA	437,500
April 2008 SPA	390,625
July 2008 SPA	156,250

$2,084,989

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

●
The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

●	The failure to issue unlegended certificates within 3 trading days after the Company receives documents necessary for the removal of the legend.

In January 2007, the Company amended the 2006 SPA (the “2006 Amended SPA”).  The amendments included, but were not limited to, a waiver of all fees, penalties and defaults as of January 19, 2007 which related to registration statement filing failures and/or effectiveness failures, as described in the 2006 SPA, an increase in the principal amount of the 2006 Notes from an aggregate of $5 million to an aggregate of $7.2 million, issuance of an additional 5,688,540 of 2006 Warrants which increased the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares, and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share.  The Company did not receive any additional cash consideration for these amendments.

Additionally, pursuant to the terms of the 2006 Amended SPA, the Company entered into a Securities Purchase Agreement with one of the existing institutional investors in a private placement transaction providing for, among other things, the issuance of senior convertible notes (the “2006 Amended Notes) in the principal amount of $1.6 million, Series L-2 Warrants to purchase up to 7,281,332 shares of common stock and Series M-2 Warrants to purchase up to 2,366,433 shares of common stock.  The Series L-2 Warrants were immediately exercisable.  The Series M-2 warrants were to become exercisable only upon a mandatory conversion of the 2006 Notes, as defined in the 2006 Notes.  Both the Series L-2 Warrants and Series M-2 Warrants have an exercise price of $0.43948 per share and expire on July 31, 2011.

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

The Notes and the Warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

Notes

Information relating to the Notes is as follows:

Transaction	Initial Principal Amount	Interest Rate (4), (5)		Maturity Date		Initial Fixed Conversion Price	Current Fixed Conversion Price	Unpaid Principal as of March 31, 2009		Unamortized Discount as of March 31, 2009	Carrying Value as of March 31, 2009

2006 Notes(1)	$8,804,909	9.25%	(3)	7/31/2008	(7)	$0.44	$0.44	$4,636,920		$-	$4,636,920
2007 Notes(2)	3,500,000	9.25%		8/1/2010		$1.20	$0.50	3,580,938	(8)	(2,005,902)	1,575,036
April 2008 Notes(6)	3,125,000	10.00%		3/31/2010		$1.00	$1.00	3,125,000		(1,724,765)	1,400,235
July 2008 Notes(6)	1,250,000	10.00%		7/28/2010		$1.00	$1.00	1,250,000		(833,333)	416,667

	$16,679,909							$12,592,858		$(4,564,000)	$8,028,858

(1)	All information presented reflects amendments made in January 2007.
(2)	Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The interest rate may be reduced to 7.00% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.
(4)	The interest rates increase to 15.00% upon the occurrence of an event of default.
(5)	Interest is calculated on the basis of a 360 day year.
(6)	All interest due under the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying balance sheet as of March 31, 2009 as follows:

	Current	Long-term	Total

April 2008 Notes	$312,500	$-	$312,500
July 2008 Notes	125,000	41,667	166,667
	$437,500	$41,667	$479,167

(7)
The investors have not demanded repayment.  During the three months ended March 31, 2009, the Company issued 3,245,536 shares of common stock for the conversion of $1,426,346 of the balance due on the 2006 Notes.  Additionally, accrued interest payable of $137,044 was added to the principal balance of the 2006 Notes.

(8)	During the three months ended March 31, 2009, $80,938 of accrued interest payable was added to the principal balance of the 2007 Notes.

The Company may elect to make monthly installment payments in cash or in shares of the Company’s common stock.

The maturity date of the Notes may be extended at the option of the investors so long as there is not an event of default.  The investor in $4,153,571 of the March 31, 2009 balance of the 2006 Notes has deferred the required monthly payments and/or conversions beginning with the payment due in June 2007 for a period of 2 years such that the next payment will be due in June 2009.  The investors in $483,349 of the 2006 Notes have deferred the required monthly payment and/or conversions beginning with the July 2007 payment such that the next payment was due in October 2008.

Despite the maturity dates and past deferrals of required payments and/or conversions, the Notes are classified as current liabilities in the accompanying consolidated balance sheets because the investors have the right to accelerate conversion of the Notes up to an amount equal to 20% of the aggregate dollar trading volume of the Company’s common stock over the prior 20 trading day period.  In addition, the Company has the right to call a forced conversion under certain conditions.

The 2006 and 2007 Notes are convertible into shares of common stock at the option of the holder at the lower of the fixed conversion price or the optional conversion price, defined as 90% of the arithmetic average of the weighted-average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date.  However, if the weighted average price for the 20 trading days preceding the date of conversion exceeds $1.00, the conversion price is computed as 92.5% of the weighted average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date.  However, the Company may, at its option, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of the Company’s common stock over the prior 20-trading day period on the 2007 Notes.

Subject to certain conditions, after the SEC has declared effective the initial registration statement on the 2006 Notes, the Company may require the investors to convert up to 50% of the 2006 Notes at any time when the shares of the Company’s common stock are trading at or above 150% of the initial conversion price or up to 100% of the 2006 Notes at any time when the shares of the Company’s common stock are trading at or above 175% of the initial conversion price.  The 2006 Notes contain certain limitations on optional and mandatory conversion.

The entire outstanding principal balance of the 2007 Notes and any outstanding fees or interest is due and payable in full on the maturity date.  Interest is payable quarterly, beginning October 1, 2007.  Under certain conditions, the Company may require investors to convert up to either 50% or 100% of the outstanding balances of the 2007 Notes at any time the Company shares are trading at or above $1.80 or $2.11, respectively.

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

The Notes are secured by a first priority perfected security interest in all of the Company's assets and the common stock of the Company’s subsidiary.  Additionally, the Notes are guaranteed by the Company’s subsidiary.

Significant events of default under the Notes include:

●
The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

●
The suspension from trading or failure of the common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

●
The failure to issue shares upon conversion of the Notes or for more than 10 business days after the relevant conversion date or a notice of the Company’s intention not to comply with a request for conversion.

●	The Company’s failure to pay any amount of principal, interest, late charges or other amounts when due.

If there is an event of default, the investors have the right to redeem all or any portion of the Notes, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for the Company’s common stock on the date immediately preceding the event of default, (2) the closing sale price for the Company’s common stock on the date immediately after the event of default and (3) the closing sale price for the Company’s common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 130% of the number of shares into which the notes (including all principal, interest and late fees) may be converted.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the 2007 Notes, the investors will have the right to require the Company to redeem the 2007 Notes at a premium.  In addition, at any time on or after August 1, 2010, the investors may accelerate the partial payment of the 2007 Notes by requiring that the Company convert at the lower of the then conversion price or a 7.5% or 10.0% discount to the recent volume weighted average price of the Company’s common stock, or at the option of the Company, redeem in cash, up to an amount equal to 20% of the aggregate dollar trading volume of the Company’s common stock over the prior 20-trading day period.

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price		Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at March 31, 2009	Fair Value of Warrant Liability as of March 31, 2009

L-1(1)	22,754,163	$ 0.505	$ 0.439		7 years	-	22,754,163	$698,553
L-2(1)	7,281,332	$ 0.505	$ 0.439		7 years	-	7,281,332	223,537
M-1(1),(3)	7,395,103	$ 0.505	$ 0.439		7 years	-	7,395,103	227,030
M-2(1), (3)	2,366,433	$ 0.505	$ 0.439		7 years	-	2,366,433	72,051
N(2)	2,909,636	$ 1.203	$ 0.500		7 years	4,090,364	7,000,000	240,100
O(2),(5)	1,891,263	$ 1.203	$ 0.500		7 years	2,658,737	4,550,000	N/A
P(2)	1,246,987	$ 1.203	$ 0.500		7 years	1,753,013	3,000,000	102,900
Q(8)	6,250,000	$ 1.000	$ 0.500	(7), (8)	7 years	-	6,250,000	323,750
R	2,500,000	$ 0.500	$ 0.500		7 years	-	2,500,000	129,500
Replacement (9)	6,250,000	$ 1.000	$ 1.000		7 years	-	6,250,000	N/A
	60,844,917					8,502,114	69,347,031	$2,017,421

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	These fair value of the O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:
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
(8)	Exercise price was amended by July 2008 SPA.
(9)	The Replacement Warrants are exercisable on a one-to-one basis as the Series Q warrants are exercised.

The holders’ rights to exercise the 9,761,536 Series M warrants were contingent on a mandatory conversion of the 2006 Notes at the option of the Company.  A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares.  The 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they are immediately exercisable.  The Replacement Warrants are exercisable on a one-for-one basis for every Series Q warrant exercised.

Since conversion of the Series O warrants is contingent on a mandatory conversion of the 2007 Notes and since the exercise of the Replacement Warrants is contingent on the exercise of the Series Q warrants, the total charge was measured as of the date of issuance of the Series O warrants and the Replacement Warrants.  In accordance with EITF Issue No. 98-5, this charge will not be recognized until the mandatory conversion “contingency” has been satisfied.  The fair values of the Series O warrants and Replacement Warrants when issued were $1,493,341 and $2,725,625, respectively.

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	March 31, 2009				March 31, 2008
	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes	2006 Notes	2007 Notes

Stock price	$0.11	$0.11	$0.11	$0.11	$0.83	$0.83
Exercise price	$0.44	$0.50	$1.00	$1.00	$0.44	$1.21
Expected life (in years)	0.75	1.50	1.26	1.26	0.75	0.75
Volatility	183.58%	141.21%	149.70%	149.70%	83.20%	83.20%
Risk-free rate of return	50.00%	69.00%	63.00%	63.00%	1.53%	1.53%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	March 31, 2009				March 31, 2008
	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants	2006 Warrants	2007 Warrants

Stock price	$0.11	$0.11	$0.11	$0.11	$0.83	$0.83
Exercise price	$0.44	$0.50	$0.50	$0.50	$0.44	$1.21
Expected life (in years)	0.75	1.50	2.76	2.76	0.75	0.75
Volatility	183.58%	141.21%	128.20%	128.20%	83.20%	83.20%
Risk-free rate of return	50.00%	69.00%	1.07%	1.07%	1.53%	1.53%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$6,097,434	$(3,331,597)		$3,929,462	$8,696,190
Amortization of debt discount	-	1,427,820		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,133,139	7,785,669

Balance, March 31, 2008	6,097,434	(1,903,777)		6,062,601	16,481,859
Amortization of debt discount	-	1,427,820		-	-
Conversion of notes to common stock	(171,212)	-		(151,932)	-
Recognition of warrant liabilities upon satisfaction of contingency related to Series M-1 and M-2 warrants	-	-		-	1,146,033
Change in fair value of conversion option and detachable warrant liabilities	-	-		(1,618,226)	(4,949,146)

Balance, June 30, 2008	5,926,222	(475,957)		4,292,443	12,678,746
Amortization of debt discount	-	475,957		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(3,376,290)	(9,967,311)

Balance, September 30, 2008	5,926,222	-		916,153	2,711,435
Amortization of debt discount	-	-		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(417,657)	(1,239,543)

Balance, December 31, 2008	5,926,222	-		498,496	1,471,892
Accrued interest added to principal balance	137,044	(11,600)	*	11,600	-
Conversion of notes to common stock	(1,426,346)	11,600	*	(232,380)	-
Amortization of debt discount	-	-		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		44,092	(250,721)

Balance, March 31, 2009	$4,636,920	$-		$321,808	$1,221,171

*   Since the 2006 Notes are due on demand, the additional debt discount was immediately amortized during the three months ended March 31, 2009.

Activity in the 2007 Notes and 2007 Warrants is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$3,500,000	$(3,013,890)	$150,428	$214,896
Amortization of debt discount	-	291,666	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	248,483	354,976

Balance, March 31, 2008	3,500,000	(2,722,224)	398,911	569,872
Change in fair value of conversion option and detachable warrant liabilities	-	-	(26,769)	(38,242)

Balance April 1, 2008 (date of modification)	3,500,000	(2,722,224)	372,142	531,630
Loss on extinguishment of debt	-	2,722,224	(372,142)	(531,630)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(3,500,000)	2,658,600	3,798,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(203,700)	(291,000)

Balance, June 30, 2008	3,500,000	(3,125,000)	2,454,900	3,507,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(1,854,300)	(2,649,000)

Balance, September 30, 2008	3,500,000	(2,750,000)	600,600	858,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(298,200)	(426,000)

Balance, December 31, 2008	3,500,000	(2,375,000)	302,400	432,000
Accrued interest added to principal balance	80,938	(7,009)	7,009	-
Amortization of debt discount	-	376,107	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(63,757)	(89,000)

Balance, March 31, 2009	$3,580,938	$(2,005,902)	$245,652	$343,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at April 1, 2008 (inception)	$3,125,000	$(3,125,000)	$1,002,813	$2,993,750
Amortization of debt discount	-	390,625	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(457,188)	(685,000)

Balance, June 30, 2008	3,125,000	(2,734,375)	545,625	2,308,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		(718,125)

Balance July 28, 2008 (date of modification)	3,125,000	(2,734,375)	545,625	1,590,625
Gain on extinguishment of debt	-	701,167	-	(1,590,625)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(841,400)	-	2,084,375
Amortization of debt discount	-	369,590	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(433,750)	(1,176,875)

Balance, September 30, 2008	3,125,000	(2,505,018)	111,875	907,500
Amortization of debt discount	-	359,073	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(38,437)	(480,625)

Balance, December 31, 2008	3,125,000	(2,145,945)	73,438	426,875
Amortization of debt discount	-	421,180	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(12,500)	(103,125)

Balance, March 31, 2009	$3,125,000	$(1,724,765)	$60,938	$323,750

Activity in the July 2008 Notes and July 2008 Warrants is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at July 28, 2008 (inception)	$1,250,000	$(1,250,000)	$142,500	$856,750
Amortization of debt discount	-	104,167	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(97,750)	(491,000)

Balance, September 30, 2008	1,250,000	(1,145,833)	44,750	365,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(15,375)	(195,000)

Balance, December 31, 2008	1,250,000	(989,583)	29,375	170,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(5,000)	(41,250)

Balance, March 31, 2009	$1,250,000	$(833,333)	$24,375	$129,500

A summary of the balances as of March 31, 2009 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,636,920	$-	$321,808	$1,221,171

2007 Notes	3,580,938	(2,005,902)	245,652	343,000

April 2008 Notes	3,125,000	(1,724,765)	60,938	323,750

July 2008 Notes	1,250,000	(833,333)	24,375	129,500

Balance, March 31, 2009	$12,592,858	$(4,564,000)	$652,773	$2,017,421

5.           Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:
	Warrant	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2009	79,072,942	$0.63
Granted	-	-
Cancelled/forfeited	(1,950,001)	1.19
Exercised	-	-
Outstanding at March 31, 2009	77,122,941	$0.65

The following tables summarize warrants outstanding at March 31, 2009 and warrant activity for the three months ended March 31, 2009:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.40-2.50	77,122,941	3.91 years	$0.65	66,322,941

Series	Issue Date	Outstanding at January 1, 2009	Granted	Exercised / Forfeited	Outstanding at March 31, 2009

B	April 2004	1,950,001	-	(1,950,001)	-
D	June 2004	972,223	-	-	972,223
E	2004-2005	141,000	-	-	141,000
F	April 2005	14,385	-	-	14,385
G	April 2005	3,564,188	-	-	3,564,188
G-BH	April 2005	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	-	10,000
J	August 2005	16,255	-	-	16,255
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,551,870	-	-	1,551,870

		79,072,942	-	(1,950,001)	77,122,941

 1.  Series A, Series B, Series C, Series H and Series K warrants have expired.

The Company has an agreement with a placement agent that provides compensation for services provided by the placement agent.  For each successful financing, the Company will pay the placement agent a cash fee of 6% of the gross proceeds of the financing.  Additionally, the Company will issue warrants to purchase a number of common shares equal to 4% of the gross proceeds at an exercise price equal to the price in the financing.  Placement agent fees are recorded as debt issuance costs in the consolidated balance sheet and are amortized to expense over the term of the related note payable.

In connection with the 2006 SPA, the Company issued to the placement agent warrants with a term of five years to purchase 600,710 shares of the Company’s common stock at an exercise price of $0.44.  In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company’s common stock at an exercise price of $1.20.  In connection with the 2008 SPA, the Company will issue warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended March 31, 2009 and 2008, the Company amortized $5,014 and $34,275 of debt issuance costs, respectively.

6.           Fair Value Disclosures

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2009.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$1,512	$1,512	$-	$-

	$1,512	$1,512	$-	$-

LIABILITIES:
Conversion option liabilities	$652,773	$-	$-	$652,773
Detachable warrant liabilities	2,017,421	-	-	2,017,421

	$2,670,194	$-	$-	$2,670,194

The Company’s cash instrument consists primarily of money market and U.S. Treasury securities and is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The cash instrument is included in current assets in the accompanying consolidated balance sheet.

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  The conversion option and detachable warrant liabilities are included in current liabilities in the accompanying consolidated balance sheet.  The change in fair value of the conversion option and detachable warrant liabilities is included as a component of other income in the consolidated statements of operations.

7.           Subsequent Events

In a letter agreement dated March 31, 2009, signed by Castlerigg Master Investments, Ltd., Cedar Hill Capital Partners Onshore, LP, Cedar Hill Capital Partners Offshore, Ltd. (the “Investors”) and the Company, the Investors granted the Company a limited waiver by which accrued interest in the amount of $192,971 due under the secured notes payable on March 31, 2009 will be added to the principal balance of the Notes rather than be paid in cash or through conversion of the Notes.

On April 8, 2009, the Company’s former landlord filed a civil suit alleging breach of contract under the lease agreement.  The complaint seeks damages of approximately $240,000.  The Company accrued $241,261 related to this lawsuit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, our future business, financial condition, operating strategies and operational and legal risks.  These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” or variations of those terms and other similar expressions, including their use in the negative.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	our inability to continue as a going concern,
●	our inability to raise additional capital,
●	lower sales and revenues than forecast,
●	inability to carry out our marketing and sales plans,
●	unexpected costs and operating deficits,
●	failure to establish relationships with and capitalize upon access to new customers,
●	litigation and administrative proceedings involving us or products,
●	adverse publicity and news coverage,
●	adverse economic conditions,
●	entry of new and stronger competitors,
●	changes in interest rates and inflationary factors, and
●	other specific risks that may be referred to in this report or in other reports that we have issued.

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

Any of the factors described above, elsewhere in this report, or in the “Risk Factors” section of our most recent annual report on Form 10-K could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We design, produce and sell standards-based, proprietary high-speed network switching technologies.  Our “distributed network switching technology” allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications.  The implementation of our products in a user’s network provides increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

We have designed a family of modular network switch products branded the “Ether-Raptor” line, which consist of core and edge switch products that operate together in a unique and highly efficient manner.  In a departure from traditional, centralized chassis-based switch architectures that were originally designed to handle latency (a time delay in the transfer of data) insensitive traffic such as email and block data transfers, we have developed the ability to “bind” physically separated network switches into a common “virtual chassis,” creating the ability for a single network switch to exist in multiple locations at distances spanning over 1,000 kilometers and to transport data over that network at very high speeds.  This functionality is essential to new high-bandwidth applications such as Voice over Internet Protocol (“VoIP”), streaming video, Internet Protocol Television (“IPTV”) and high speed digital access, none of which existed when traditional chassis-based network switch designs were created.  We believe that our Ether-Raptor architecture and associated products may redefine the manner in which data distribution occurs for service providers offering VOIP, streaming video, IPTV and other high-bandwidth applications.  Due to the full, open-standards compatibility of our Ether-Raptor product line, our network switches have nearly universal applicability on legacy as well as newly installed Ethernet networks where speed, high bandwidth, redundancy and high reliability are essential.

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred net losses of $72,091,627 through March 31, 2009.  At March 31, 2009, we had a deficit in working capital of $10,176,689 of which $2,670,194 relates to the fair value of derivative financial instruments.  Since our inception, including the three months ended March 31, 2009, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2008.

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

RISK FACTORS

The Risk Factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed and are incorporated by reference into this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include the valuation of inventories, derivative financial instruments and stock-based compensation and the recoverability of deferred income tax assets.

Inventory Valuation

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories did not change during the three months ended March 31, 2009 due to previously provided for obsolete inventories being scrapped and charged against the provision during 2008.

Valuation of Derivative Financial Instruments

Our senior convertible notes are classified as non-conventional convertible debt.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

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

Accounting Treatment for Derivatives

Embedded Conversion Feature

Paragraph 12 of SFAS 133 indicates that a conversion features should be considered to be a derivative if the following criteria are met:

●
The economic characteristics and risks differ between the host and embedded conversion feature.  This condition, relative to our senior convertible notes, is met because the embedded conversion feature valuation depends on factors such as volatility, stock price and expected life whereas the valuation of the host is not impacted by these factors.  SFAS 133, paragraph 61 (k) further confirms the above position as this paragraph states that “the changes in fair value of an equity interest and the interest rates on a debt instrument are not clearly and closely related.  Thus, for a debt security that is convertible into a specified number of shares of the debtor’s common stock or another entity’s common stock, the embedded derivative (that is, the conversion option) must be separated from the debt host contract and accounted for as a derivative instrument provided that the conversion option would, as a freestanding instrument, be a derivative instrument subject to the requirements of this Statement.”

●	The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contracts (our senior convertible notes) are not re-measured.

●
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

Based on the above considerations, it is implied that the embedded conversion features related to our senior convertible notes are derivatives that must be bifurcated from the host instrument and accounted for as derivatives at fair value with changes in fair value recorded in earnings.  However, before reaching a final conclusion on whether we are dealing with embedded conversion features that need to be considered derivatives, we need to review paragraph 11(a) of SFAS 133.  Paragraph 11(a) states that “contracts issued or held that are both (1) indexed to its own stock and (2) classified in stockholders equity shall not be considered derivative instruments.”  Our contracts are indexed to our own stock; however, to determine the correct classification of the embedded conversion feature with respect to possible stockholders equity classification, we reviewed the guidelines provided in EITF 00-19.

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

The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing.  These transactions are analogous to paragraph 6 of EITF 98-5, which states, “… in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument.  In those situations, the Task Force reached a consensus that the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.”   The discount amount up to the face value of the debt host instrument is amortized as additional interest expense over the life of the notes.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2009 and 2008.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended
	March 31,	March 31,
	2009	2008	Change ($)	Change (%)

REVENUE, NET	$381,443	$149,486	$(231,957)	(155.17%	)
COST OF SALES	177,957	72,451	(105,506)	(145.62%	)

GROSS PROFIT	203,486	77,035	(126,451)	(164.15%	)

OPERATING EXPENSES
Salary expense and salary related costs	179,015	753,504	574,489	76.24%
Marketing expense	-	21,441	21,441	100.00%
Research and development	13,379	221,883	208,504	93.97%
Selling, general and administrative	123,317	527,863	404,546	76.64%

Total operating expenses	315,711	1,524,691	1,208,980	79.29%

Loss from operations	(112,225)	(1,447,656)	(1,335,431)	92.25%

OTHER INCOME (EXPENSE)
Interest income	12	3,317	3,305	99.64%
Change in fair value of warrant and conversion option liabilities	521,261	(10,522,255)	(11,043,516)	104.95%
Amortization of discount on convertible debt	(965,137)	(1,719,486)	(754,349)	43.87%
Interest expense	(307,358)	(256,217)	51,141	(19.96%	)

Total other income (expense)	(751,222)	(12,494,641)	(11,743,419)	93.99%

Loss before income taxes	(863,447)	(13,942,297)	(13,078,850)	93.81%

Income tax benefit	-	-	-	0.00%

NET LOSS	$(863,447)	$(13,942,297)	(13,078,850)	93.81%

Net Revenues

The increase of revenues in first quarter 2009 as compared to the same period in 2008 of $231,957 or 155% is mainly due to the fact that our efforts to penetrate the government market are starting to pay off.  During the first quarter of 2009, we sold approximately $284,000 in products and services to the government.  In total, we sold 14 core switches (ER 1010) in first quarter of 2009 compared to the sale of 4 systems in the same period of 2008.

Gross Profit

Gross profit increased by $126,451 or 164% in first quarter of 2009 as compared to the first quarter of 2008.  The main reason for this increase is the increase of revenues mentioned above.  Gross profit as a percentage of sales amounted to 53% and 52% for the first quarters 2009 and 2008, respectively.  In 2008, margins were negatively impacted by a charge to cost of sales for obsolescence.  In the first quarter of 2009, margins were negatively impacted by increased write off charges for license fees.  In 2008 we charged $548 per unit sold for the amortization of license fees and in 2009 we increased that to $2,160 for each system sold.  When eliminating these charges, margins amount to 65% in first quarter 2008 compared to 60% in first quarter 2009.  This decrease of margin is due to the impact of services billings on margins in first quarter of 2009, which carry a lower margin than product sales.  There were no such billings in first quarter of 2008.

Operating Expenses

 The decrease in operating expenses in the first quarter of 2009 compared to the same period of 2008 was $1,208,980, or 79%, and resulted primarily from the Company changing from a product development to a licensing model in September 2008, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  This change of model resulted in substantial decreases in salary expenses, professional fees and SG&A, as further explained below.

Salary Expenses

Salary and salary-related expenses decreased by $574,489 in the first quarter of 2009 compared to the same period in 2008, representing a 76% decrease.  The decrease of expenses incurred in the first quarter of 2009 is the result of a substantially reduced headcount from a headcount level of 13 employees in March 2008 to 4 employees in March 2009.  In addition, we charged the government $25,840 in connection with services provided in first quarter 2009, further reducing salary expenses.  We did not incur this type of billings in the first quarter of 2008.  We also substantially reduced salary levels for management, effective during the fourth quarter of 2008 and the first quarter of 2009.

Research and Development

Research and development expenses decreased from $221,883 in the first quarter of 2008 to $13,379 in the first quarter of 2009, a decrease of 94%.  The main reason for this decrease is the decrease of activity levels in connection with the change of operating model mentioned before.  Decreased activity levels resulted in substantial headcount savings based on a decrease of headcount from 10 in the first quarter of 2008 to 2 in the first quarter of 2009, reduced support costs, reduced prototyping, reduced parts consumption and elimination of design tool rentals.  In addition, we billed the government $18,386 in connection with services provided in the first quarter of 2009 by our R&D engineers, further decreasing R&D expenses.  We did not incur this type of billings in first quarter 2008.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $527,863 in the first quarter of 2008 to $123,317 in the first quarter of 2009.  This decrease of 77% is the result of decreased activity levels as a consequence of the change of operating model mentioned before.  Main decreases occurred in investor relation (IR) expenses which decreased by $14,303 (halted all external IR activities).  Director fees were down by $7,500, employee relocation was down by $8,000, headcount activity related expenses decreased by $67,998 (office expenses, copier, IT support, travel and telephone), office rent decreased by $65,052 (move to a lower cost and smaller facility in connection with headcount reduction), and professional fees decreased by $224,348 (used less consultants and reduced audit, legal and accounting fees).

Net Other Income (Expense)

Net other expense was $751,222 in the first quarter of 2009 as compared to income of $12,494,641 in the first quarter of 2008.  The primary reasons for these changes are:

●
For the three months ended March 31, 2009, the fair values of our conversion option and warrant liabilities decreased by $521,261 compared to an increase in their fair value of $10,522,255 for the three months ended March 31, 2008.  The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion feature and options.  The fair value of the conversion feature moves in the same direction as the stock price and the expected term.  Our stock price decreased from $0.14 at January 1, 2009 to $0.11 at March 31, 2009.  In 2008, our stock price increased from $0.68 at January 1, 2008 to $0.83 at March 31, 2008.  The conversion option liabilities also decreased due to conversions that occurred in 2008 and 2009.

●
Amortization of the discount on convertible debt decreased to $965,137 for the three months ended March 31, 2009 from $1,719,486 for the three months ended March 31, 2008.  The decrease resulted from the notes we entered into in 2006 being completely amortized, offset by an increase in amortization on the notes we entered into in 2008 and an increase in the debt discount after accounting for the modifications of the 2007 and April 2008 financings.

●
  Interest expense increased to $307,358 for the three months ended March 31, 2009 from $256,717 for the three months ended March 31, 2008.  The increase is primarily attributable to a higher outstanding principal balance and higher interest rates in 2009 as a result of the financings entered into in July 2007, April 2008 and July 2008.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2008 and 2007.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of our Form 10-K for the years ended December 31, 2008 and 2007 and the cautionary statements included in the “Risk Factors” section under Item 1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the three months ended March 31, 2009, we incurred a net loss of $863,447.  However, the net income included significant non-cash income related to our conversion option and warrant liabilities.  Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of March 31, 2009, we had a deficit in working capital of $10,176,689 of which $2,670,194 relates to the fair value of derivative financial instruments.

As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy and the Company did not believe it advisable to seek additional outside financing in support of that model, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity. While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support even our reduced SG&A expense.  In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the U.S. Bankruptcy Code.

July 2006 Senior Convertible Note Financing

On July 30, 2006, we entered into a Securities Purchase Agreement with three accredited investors in connection with a private placement transaction providing for, among other things, our issuance of senior convertible notes in the aggregate principal amount of $5 million, Series L Warrants to purchase up to an aggregate of 17,065,623 shares of our common stock and Series M Warrants to purchase up to an aggregate of 7,395,103 shares of our common stock.  We received aggregate gross proceeds of $5 million from the investors for our issuance of these notes and warrants.

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

In addition, the Amendment and Exchange Agreements provided for an additional private placement transaction with one of the investors, which resulted in our issuance of an additional senior convertible note in the principal amount of $1.6 million, Series L-2 Warrants to purchase an aggregate of 7,281,332 shares of our common stock and Series M-2 Warrants to purchase an aggregate of 2,366,433 shares of our common stock. We received aggregate gross proceeds of $1.6 million from the investor for our issuance of these additional notes and warrants.

July 2007 Senior Secured Convertible Note Financing

On July 31, 2007, we entered into a securities purchase agreement with the same investors for total gross proceeds of $3.5 million, which agreement provides for the issuance on August 1, 2007 of senior secured convertible notes in the aggregate principal amount of $3.5 million (“Secured Notes”), Series N warrants, Series O warrants and Series P warrants in a private placement transaction.  The agreement also requires us to enter into a security agreement granting the investors a first priority perfected security interest in all of our assets and requires our subsidiary to guaranty our obligations under the secured notes.  The secured notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of our common stock:

Notes	2,909,636
N warrants	2,909,636
O warrants	1,891,263
P warrants	1,246,987
Total	8,957,522

In addition, we previously entered into private placement transactions with these same investors in July 2006 and January 2007 as described under the caption “July 2006 Senior Convertible Note Financing” above.

The secured notes carry an interest rate of 9.25% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest will be payable quarterly, starting October 1, 2007.  The secured notes were initially immediately convertible at a conversion price of $1.2029 per share.  The conversion price was reduced to $0.50 per share as a result of the April 2008 financing.  The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the maturity date.  Under certain conditions, we may require investors to convert up to either 50% or 100% of the outstanding balances of the secured notes at any time shares of our common stock are trading at or above $1.80435 or $2.105075, respectively.

The N warrants initially carried a strike price of $1.2029 for each share and were immediately exercisable.  The strike price was reduced to $0.50 per share as a result of the April 2008 financing.  The N warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the secured notes have been included on an effective registration statement.

The O warrants also carried an initial strike price of $1.2029 for each share.  The strike price of the O warrants was reduced to $0.50 as a result of the April 2008 financing.  The O warrants will only become exercisable by an investor if we conduct mandatory conversions, and then only to the extent of 65% of the number of shares issued to such investor upon each mandatory conversion.  The O Warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the secured notes have been included on an effective registration statement.

The P warrants carried an strike price of $1.2029 for each share and were immediately exercisable.  The strike price was reduced to $0.50 per share as a result of the April 2008 financing.  The P warrants expire on the earlier of the maturity date of the Secured Notes of August 1, 2010, which date may be extended by up to two years at the option of the investors, and the date we have satisfied our payment obligations under the warrant holder’s secured note.

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

The secured notes and the N warrants, O warrants and P warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days’ notice, by the investor to us, of up to 9.99%).

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

April 2008 Senior Secured Convertible Note Financing

On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, and July 2007 financings, for total gross proceeds of $3.125 million we issued senior secured convertible notes in the aggregate principal amount of $3.125 million (“Secured Notes”), Series Q warrants and 3,125,000 shares of the Company’s common stock in a private placement transaction.  The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company’s assets, requires the Company to pledge the stock of the Company’s subsidiary, and requires the Company’s subsidiary to guaranty the Company’s obligations under the Secured Notes.  The Secured Notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company’s common stock:

Notes	3,125,000
Series Q warrants	6,250,000

Total	9,375,000

The Secured Notes carry an interest rate of 10% per annum, which rate may be increased to 15% upon the occurrence of an event of default, and mature on March 31, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest on the Secured Notes in the amount of $625,000, representing two years of interest, was prepaid to the investors at the closing.  The Secured Notes are immediately convertible at a conversion price of $1.00 per share.  The entire outstanding principal balance and any outstanding fees or interest (if any) shall be due and payable in full on the maturity date.  The Q Warrants initially carried a strike price of $1.00 for each share and are immediately exercisable.  The strike price was reduced to $0.50 as a result of an amendment included in the July 2008 financing.  The Q warrants expire on March 31, 2017.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the Secured Notes, the investors will have the right to require the Company to redeem the Secured Notes at a premium.  In addition, at any time on or after September 30 2008, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or 15% discount to the recent volume weighted average price of the Company’s common stock, or at the option of the Company, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of the Company’s common stock over the prior 20-trading day period.

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

The anti-dilution provisions in this financing impacted the strike price of the 2007 Notes and warrants (N, O and P warrants) of the July 2007 senior secured convertible note financing, which resulted in the issuance of 8,502,114 additional N, O and P warrants.  Additionally, the 2007 Notes may be converted into 4,090,364 additional shares.  The strike price for these note and warrant shares was reduced to $0.50 compared to the $1.2029 strike price applicable for the July 2007 financing.

The Secured Notes and the Q Warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

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

July 2008 Senior Secured Convertible Note Financing

On July 28, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, July 2007 and April 2008 financings, for total gross proceeds of $1.25 million we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, Series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock in a private placement transaction.  In addition, in exchange for the issuance of replacement warrants (the "Replacement Warrants") and amending certain terms and conditions of the Company's Series Q Warrants (the "Amended and Restated Q Warrants"), the investors agreed to cause the investors to exercise the Company's Series Q Warrants under certain circumstances.  The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company’s assets, requires the Company to pledge the stock of the Company’s subsidiary, and requires the Company’s subsidiary to guaranty the Company’s obligations under the Secured Notes.

The secured notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company’s common stock:

Notes	1,250,000
Series R warrants	2,500,000
Replacement warrants	6,250,000

Total	10,000,000

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

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the notes, the investors will have the right to require the Company to redeem the notes at a premium.  In addition, at any time on or after January 28, 2009, the investors may accelerate the partial payment of the Secured Notes by requiring that the Company convert at the lower of the then conversion price or 15.0% discount to the recent volume weighted average price of the Company’s common stock, or at the option of the Company, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of the Company’s common stock over the prior 20-trading day period.

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

The notes and the warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase or decrease, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).on Stock on the date an Investor delivers its redemption notice for such event of default, multiplied by (b) 200% of the number of shares into which the Notes (including all principal, interest and late fees) may be converted.

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

The foregoing raises have enabled us to support our continuing operations.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2009 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 2, 2008, the Company returned the keys of its previous operating facility to the landlord (PS Business Parks LP) and formally rendered possession of the facility to the landlord.  The Company paid the rent for September 2008 but made no further rental payments upon vacating the facility.  The remaining lease term runs through July 2009.  The Company charged $241,261, the remaining liability on the lease, to other expense for the year ended December 31, 2008.  On April 8, 2009, PS Business Parks LP filed a civil lawsuit in the Superior Court of California, County of Orange, case number 00121225, alleging breach of contract under the lease agreement with the Company.  The lawsuit seeks damages of approximately $240,000.  A negative outcome of the lawsuit could have a material adverse effect on our business and financial condition.

From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business.  Except as referred to above, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit Number	Description

10.1
Facility lease agreement with Martin Investment dated February 9, 2009 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009)

10.2
Letter agreement with regard to certain cash payments dated December 31, 2008 (incorporated herein by reference to exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on January 8, 2009)

10.3	Letter agreement with regard to certain cash payments dated March 31, 2009 (incorporated herein by reference to exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on April 7, 2009)
31.1[x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2[x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1[x]	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2[x]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: May 15, 2009	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger,
Chief Executive Officer
(principal executive officer)

Date: May 15, 2009	By:	/s/ BOB VAN LEYEN
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