Form 10-Q
period 2009-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2009-08-14
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number: 000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado		84-1573852
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1508 South Grand Santa Ana, California 92705 (Address of Principal Executive Offices)

(714) 380-6659 (registrant’s telephone number)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 14, 2009, there were 77,776,804 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

-ii-

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,638	$62,461
Accounts receivable, net of allowance for doubtful accounts of $59,530 at June 30, 2009 and December 31, 2008	51,888	54,467
Inventories, net	810,440	912,630
Prepaid interest	359,375	437,500
License fees	164,050	202,930
Other current assets	21,485	57,006

Total current assets	1,473,876	1,726,994

PROPERTY AND EQUIPMENT, NET	30,988	39,033

OTHER ASSETS
Prepaid interest, net of current portion	10,417	151,042
Debt issuance costs, net	15,043	25,071
Deposits	2,505	2,505

TOTAL ASSETS	$1,532,829	$1,944,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$152,613	$78,066
Accrued interest payable	265,133	305,280
Deferred revenue	-	2,803
Accrued liabilities	808,968	760,711
Detachable warrant liabilities	8,149,851	2,501,517
Conversion option liabilities	2,524,647	903,709
Senior convertible note payable, net of debt discount of $3,605,767 and $5,510,528 at June 30, 2009 and December 31, 2008, respectively	7,635,820	8,290,694

Total current liabilities	19,537,032	12,842,780

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized; 77,298,804 and 70,827,775 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	77,299	70,828
Additional paid-in capital	63,761,247	60,259,217
Accumulated deficit	(81,842,749)	(71,228,180)
Total stockholders' deficit	(18,004,203)	(10,898,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,532,829	$1,944,645

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

REVENUE, NET	$171,594	$326,660	$553,037	$476,146
COST OF SALES	116,264	73,553	294,221	146,004

GROSS PROFIT	55,330	253,107	258,816	330,142

OPERATING EXPENSES
Salary expense and salary related costs	158,875	547,779	337,890	1,169,033
Marketing expense	3,095	57,369	3,095	78,810
Research and development	32,079	328,536	45,458	682,669
Selling, general and administrative	102,603	981,056	225,920	1,508,919

Total operating expenses	296,652	1,914,740	612,363	3,439,431

Loss from operations	(241,322)	(1,661,633)	(353,547)	(3,109,289)

OTHER INCOME (EXPENSE)
Interest income	5	6,309	17	9,626
Change in fair value of conversion option and warrant liabilities	(8,243,417)	8,269,270	(7,722,156)	(2,253,202)
Loss on extinguishment of debt	-	(4,828,957)	-	(4,828,957)
Cost of financing senior convertible notes	-	(4,548,846)	-	(4,548,846)
Amortization of discount on convertible debt	(973,723)	(2,193,445)	(1,938,860)	(3,912,931)
Interest expense	(292,665)	(337,956)	(600,023)	(593,956)

Total other income (expense)	(9,509,800)	(3,633,625)	(10,261,022)	(16,128,266)

Loss before income taxes	(9,751,122)	(5,295,258)	(10,614,569)	(19,237,555)

Income tax benefit	-	-	-	-

NET LOSS	$(9,751,122)	$(5,295,258)	$(10,614,569)	$(19,237,555)

Loss per share - basic and diluted	$(0.13)	$(0.08)	$(0.14)	$(0.29)

Weighted average number of shares outstanding - basic and diluted	75,597,581	68,204,985	74,678,344	66,623,680

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	70,827,775	$70,828	$60,259,217	$(71,228,180)	$(10,898,135)

Stock-based compensation	-	-	50,929	-	50,929

Common stock issued upon conversion of senior convertible notes	6,471,029	6,471	2,964,117	-	2,970,588

Reduction of conversion liability option from conversion of senior convertible notes payable	-	-	486,984		486,984

Net loss for the six months ended June 30, 2009	-	-	-	(10,614,569)	(10,614,569)

Balance, June 30, 2009	77,298,804	$77,299	$63,761,247	$(81,842,749)	$(18,004,203)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,614,569)	$(19,237,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,045	28,720
Amortization	1,948,888	3,985,827
Stock-based compensation	50,929	176,729
Change in fair value of conversion option and warrant liabilities	7,722,157	2,253,202
Loss on extinguishment of debt	-	4,828,957
Cost of financing senior convertible notes	-	4,548,846
Change in inventory reserve	32,665	(143,047)
Changes in operating assets and liabilities:
Accounts receivable	2,579	99,006
Inventory	69,525	56,985
Prepaid expenses and other assets	293,151	(489,619)
Utility security deposit	493,610	439,626
Accounts payable	(2,803)	20,011

Net cash provided by (used in) operating activities	4,177	(3,432,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on convertible notes payable	-	3,125,000

Net increase (decrease) in cash and cash equivalents	4,177	(312,262)

CASH AT BEGINNING OF PERIOD	62,461	952,828

CASH AT END OF PERIOD	$66,638	$640,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$208,366

Cash paid for income taxes	$-	$1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes payable to common stock	$2,970,588	$172,930

Reduction of the conversion option liability upon conversion	$486,984	$151,931

Accrued interest payable added to principal balance	$410,953	$-

Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$(34,099)	$-

Common stock recorded as debt discount	$-	$2,531,250

Debt issuance costs for accounts payable	$-	$40,113

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2008 consolidated balance sheet was derived from audited financial statements as of December 31, 2008.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2008 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $10,614,569 for the six months ended June 30, 2009.  Additionally, the Company also has an accumulated deficit of $81,842,749 and a working capital deficit of $18,063,156 as of June 30, 2009, of which $10,674,498 relates to the fair value of derivative financial instruments.

In September 2008, the Company shifted its principal operating model from product development to licensing, enabling a reduction in headcount, footprint and infrastructure, reducing expense run rates substantially.  There can be no assurance that this shift in business model will be successful.

The items discussed above raise substantial doubt about the Company's ability to continue as a going concern.  If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity, debt or another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means.  The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.  Additionally, if these funding sources or increased revenues and profits do not materialize and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued FASB Staff Position (FSP”) No. 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted the provisions of FSP FAS 157-2 on January 1, 2009.  The adoption of FSP FAS 157-2 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In May 2008, the FASB issued SFAS No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States of America.  FAS 162 was effective on November 13, 2008.   The adoption of FAS 162 did not have a material impact on the Company’s consolidated financial statements.  FAS 162 was superseded by FAS 168.

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), The FASB Accounting Standards Codification.  FAS 168 is effective for financial statements issued for annual and interim periods beginning after September 15, 2009.  On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The adoption of FAS 168 is not expected to have a material effect on the Company’s financial statements.

2.	Inventories

Inventories consist of the following as of:

	June 30, 2009	December 31, 2008

Raw materials	$494,263	$621,280
Work-in-process	-	-
Finished goods	490,372	432,880

	984,635	1,054,160
Allowance for obsolescence	(174,195)	(141,530)

Inventories, net	$810,440	$912,630

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  In May 2007, the Company filed a registration statement on Form S-8 with the SEC to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of June 30, 2009, the 2005 Plan had a total of 992,000 options outstanding and 2,008,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of June 30, 2009, there were 850,000 non-plan options outstanding.

The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123 (revised 2004), Shared Based Payment (“FAS 123(R)”) using the Black-Scholes Option pricing model.  Under FAS 123(R), all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

No options were granted during the six months ended June 30, 2009.  The following table sets forth the weighted-average key assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2008:

Dividend Yield	0.00%
Risk-Free Interest Rate	3.25%
Expected Life	5.00 years
Expected Volatility	109.11%

For the three months ended June 30, 2009 and 2008, the Company recognized $25,522 and $44,598, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  For the six months ended June 30, 2009 and 2008, the Company recognized $50,929 and $176,729, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  These costs were calculated in accordance with FAS 123(R) and are reflected in operating expenses.

Stock option activity was as follows for the six months ended June 30:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2009	1,870,000	$0.76
Granted	-	-
Forfeited / Expired	(28,000)	0.76
Exercised	-	-

Outstanding, June 30, 2009	1,842,000	$0.76	4.94	$17,500
Exercisable, June 30, 2009	1,122,333	$0.96	3.66	$-

A summary of the status of the Company’s unvested shares as of June 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Non-vested, January 1, 2009	919,833
Granted	-
Vested	(200,166)	$0.54
Non-vested shares forfeited	-

Non-vested, at June 30, 2009	719,667	$0.45

As of June 30, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $157,414, which is expected to be recognized over a weighted-average period of approximately 1.92 years.

4.	Securities Purchase Agreements

The Company entered into four separate securities purchase agreements (the “2006 SPA,” the “2007 SPA,” the “April 2008 SPA” and the “July 2008 SPA,” collectively the “SPAs”) with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the “2006 Notes,” the “2007 Notes,” the “April 2008 Notes” and the “July 2008 Notes,” collectively the “Notes”), warrants to purchase shares of common stock (the “2006 Warrants,” the “2007 Warrants,” “the April 2008 Warrants,” the “July 2008 Warrants” and the “Replacement Warrants,” collectively the “Warrants”) and the issuance of common stock (the “April 2008 Stock” and the “July 2008 Stock”).  Following is a summary of the securities issued pursuant to the terms of the SPAs.

Transaction	Date of Financing	Initial Principal Amount of Notes	Series of Warrants Issued	Initial Number of Warrants Issued to the Investors	Shares of Common Stock Issued

2006 SPA	July 30, 2006 (1)	$8,804,909	L and M	39,797,031	-
2007 SPA	July 31, 2007	3,500,000	N, O and P	6,047,886	-
April 2008 SPA	April 1, 2008	3,125,000	Q	6,250,000	3,125,000
July 2008 SPA	July 28, 2008	1,250,000	R	8,750,000	1,250,000

		$16,679,909		60,844,917	4,375,000

(1)	The information presented reflects the January 22, 2007 amendment.
(2)	Includes 2,500,000 Series R warrants and 6,250,000 Replacement Warrants.

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
$2,084,989

The Company accounts for its registration rights agreements pursuant to FPS Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, which requires the Company to assess its potential liability with respect to registration rights agreements according to FAS 5.  On May 29, 2008, the investors agreed to delay payments in connection with the registration rights agreement contained in the April 2008 SPA and the registration of the shares underlying the L-1 and L-2 warrants.  The deadline has been indefinitely extended by the investors.  As such, no liability related to the registration rights agreements has been recorded in the accompanying consolidated financial statements.

Significant events of default under the SPAs include:
•
The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

•	The failure to issue unlegended certificates within 3 trading days after the Company receives documents necessary for the removal of the legend.

In January 2007, the Company amended the 2006 SPA (the “2006 Amended SPA”).  The amendments included, but were not limited to, a waiver of all fees, penalties and defaults as of January 19, 2007 which related to registration statement filing failures and/or effectiveness failures, as described in the 2006 SPA, an increase in the principal amount of the 2006 Notes from an aggregate of $5 million to an aggregate of $7.2 million, issuance of an additional 5,688,540 2006 Warrants which increased the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share.  The Company did not receive any additional cash consideration for these amendments.

Additionally, pursuant to the terms of the 2006 Amended SPA, the Company entered into a securities purchase agreement with one of the existing institutional investors in a private placement transaction providing for, among other things, the issuance of senior convertible notes (the “2006 Amended Notes”) in the principal amount of $1.6 million, Series L-2 Warrants to purchase up to 7,281,332 shares of common stock and Series M-2 Warrants to purchase up to 2,366,433 shares of common stock.  The Series L-2 Warrants were immediately exercisable.  The Series M-2 warrants will become exercisable only upon a mandatory conversion of the 2006 Notes, as defined in the 2006 Notes.  Both the Series L-2 Warrants and Series M-2 Warrants have an exercise price of $0.43948 per share and expire on July 31, 2013.

The April 2008 SPA amended the 2007 Notes and the 2007 Warrants.  Pursuant to the 2008 SPA, the conversion prices of the 2007 Notes and the exercise price of the 2007 Warrants were reduced from $1.20 to $0.50.  The April 2008 SPA had no effect on the 2006 Notes.  The July 2008 SPA amended the exercise price of the Series Q warrants from $1.00 to $0.50.

Since the modifications of the 2006 Notes and the 2007 Notes resulted in terms that, pursuant to EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments and EITF Issue No. 06-6, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments, were substantially different from the terms of the previous 2006 Notes, the modification was recorded as an extinguishment of debt.  After eliminating all liabilities related to the 2006 and 2007 SPAs, a loss on the extinguishment of debt of $4,828,957 was recorded in the consolidated statements of operations for the three and six months ended June 30, 2008.

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

The Notes and the Warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

Notes

Information relating to the Notes is as follows:

Transaction	Initial Principal Amount	Interest Rate (4), (5)		Maturity Date		Initial Fixed Conversion Price	Current Fixed Conversion Price	Unpaid Principal as of June 30, 2009		Unamortized Discount as of June 30, 2009	Carrying Value as of June 30, 2009

2006 Notes(1)	$8,804,909	9.25%	(3)	07/31/2008	(7)	$0.44	$0.44	$4,249,624		$-	$4,249,624
2007 Notes(2)	3,500,000	9.25%		08/01/2010		$1.21	$0.50	2,616,963	(8)	(1,635,110)	981,853
April 2008 Notes(6)	3,125,000	10.00%		03/31/2010		$1.00	$1.00	3,125,000		(1,293,574)	1,831,426
July 2008 Notes(6)	1,250,000	10.00%		07/28/2010		$1.00	$1.00	1,250,000		(677,083)	572,917

	$16,679,909							$11,241,587		$(3,605,767)	$7,635,820

(1)	All information presented reflects amendments made in January 2007.
(2)	Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The interest rate may be reduced to 7.00% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.
(4)	The interest rates increase to 15.00% upon the occurrence of an event of default.
(5)	Interest is calculated on the basis of a 360 day year.
(6)	All interest due under the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying consolidated balance sheets as follows:

	June 30, 2009			December 31, 2008
	Current	Long-term	Total	Current	Long-term	Total

April 2008 Notes	$234,375	$-	$234,375	$312,500	$78,125	$390,625
July 2008 Notes	125,000	10,417	135,417	125,000	72,917	197,917

	$359,375	$10,417	$369,792	$437,500	$151,042	$588,542

(7)
The investors have not demanded repayment.  During the six months ended June 30, 2009, the Company issued 4,377,460 shares of common stock for the conversion of $1,923,804 of the balance due on the 2006 Notes.  Additionally, accrued interest payable of $247,206 was added to the principal balance of the 2006 Notes during the six months ended June, 30, 2009.

(8)
During the three and six months ended June 30, 2009, the Company issued 2,093,569 shares of commons stock for the conversion of $1,046,784 of the balance due on the 2007 Notes.  Additionally, $163,747 of accrued interest payable was added to the principal balance of the 2007 Notes.

The Company may elect to make monthly installment payments in cash or in shares of the Company’s common stock.

The maturity date of the Notes may be extended at the option of the investors so long as there is not an event of default.  The investor in $4,249,621 of the June 30, 2009 balance of the 2006 Notes has deferred the required monthly payments and/or conversions beginning with the payment due in June 2007 for a period of 2 years such that the next payment will be due in June 2009.

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

The entire outstanding principal balance of the 2007 Notes and any outstanding fees or interest are due and payable in full on the maturity date.  Interest is payable quarterly, beginning October 1, 2007.  Under certain conditions, the Company may require investors to convert up to either 50% or 100% of the outstanding balance of the 2007 Notes at any time the Company shares are trading at or above $1.80 or $2.11, respectively.

The April 2008 Notes are convertible into shares of common stock at the lower of the fixed conversion price or the optional conversion price, defined as 85% of the arithmetic average of the weighted-average price of the common stock for the 5 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of an SEC event, as defined in the July 2008 Notes, the conversion price will be computed using the lowest of (i) 50% of the arithmetic average of the weighted average price for the 30 trading days preceding the date of conversion; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

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
•
The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

•
The suspension from trading or failure of the common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

•
The failure to issue shares upon conversion of the Notes or for more than 10 business days after the relevant conversion date or a notice of the Company’s intention not to comply with a request for conversion.

•	The Company’s failure to pay any amount of principal, interest, late charges or other amounts when due.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at June 30, 2009	Fair Value of Warrant Liability as of June 30, 2009

L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$2,987,621
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	956,040
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	970,977
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	310,713
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	1,025,500
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	439,500
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	1,042,500
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	417,000
Replacement(9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A
	60,844,917				8,502,114	69,347,031	$8,149,851

(1) All information presented reflects amendments made in January 2007.
(2) Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3) The April 2008 SPA modified the warrants to eliminate the contingency provision.
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

Since conversion of the Series O warrants is contingent on a mandatory conversion of the 2007 Notes and since the exercise of the Replacement Warrants is contingent on the exercise of the Series Q warrants, the total charge was measured as of the date of issuance of the Series O warrants and the Replacement Warrants.  In accordance with EITF Issue No. 98-5, this charge will not be recognized until the mandatory conversion contingency has been satisfied.  The fair values of the Series O warrants and Replacement Warrants when issued were $1,493,341 and $2,725,625, respectively.

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the six months ended:

	June 30, 2009				June 30, 2008
	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes	2006 Notes	2007 Notes	April 2008 Notes

Stock price	$0.25	$0.25	$0.25	$0.25	$0.70	$0.70	$0.70
Exercise price	$0.44	$0.50	$1.00	$1.00	$0.44	$0.50	$1.00
Expected life (in years)	0.75	1.50	1.26	1.26	0.75	1.50	1.26
Volatility	208.16%	168.10%	179.34%	179.34%	78.38%	82.14%	80.86%
Risk-free rate of return	0.46%	0.84%	0.70%	0.70%	2.27%	2.50%	2.50%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	June 30, 2009				June 30, 2008
	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 Warrants

Stock price	$0.25	$0.25	$0.25	$0.25	$0.70	$0.70	$0.70
Exercise price	$0.44	$0.50	$0.50	$0.50	$0.44	$0.50	$1.00
Expected life (in years)	0.75	1.50	2.76	2.76	0.75	1.50	2.76
Volatility	208.16%	168.10%	139.77%	139.77%	78.38%	82.14%	98.41%
Risk-free rate of return	0.46%	0.84%	1.51%	1.51%	2.27%	2.50%	2.84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$6,097,434	$(3,331,597)		$3,929,462	$8,696,190
Amortization of debt discount	-	1,427,820		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,133,139	7,785,669

Balance, March 31, 2008	6,097,434	(1,903,777)		6,062,601	16,481,859
Amortization of debt discount	-	1,427,820		-	-
Conversion of notes to common stock	(171,212)	-		(151,932)	-
Recognition of warrant liabilities upon satisfaction of contingency related to Series M-1 and M-2 warrants	-	-		-	1,146,033
Change in fair value of conversion option and detachable warrant liabilities	-	-		(1,618,226)	(4,949,146)

Balance, June 30, 2008	5,926,222	(475,957)		4,292,443	12,678,746
Amortization of debt discount	-	475,957		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(3,376,290)	(9,967,311)

Balance, September 30, 2008	5,926,222	-		916,153	2,711,435
Amortization of debt discount	-	-		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(417,657)	(1,239,543)

Balance, December 31, 2008	5,926,222	-		498,496	1,471,892
Accrued interest added to principal balance	137,044	(11,600)	*	11,600	-
Conversion of notes to common stock	(1,426,346)	-		(232,380)	-
Amortization of debt discount	-	11,600	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		44,092	(250,721)

Balance, March 31, 2009	4,636,920	-		321,808	1,221,171
Accrued interest added to principal balance	110,162	(8,948)	*	8,948	-
Conversion of notes to common stock	(497,458)	-		(85,234)	-
Amortization of debt discount	-	8,948	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,024,105	4,004,180

Balance, June 30, 2009	$4,249,624	$-		$1,269,627	$5,225,351

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$3,500,000	$(3,013,890)	$150,428	$214,896
Amortization of debt discount	-	291,666	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	248,483	354,976

Balance, March 31, 2008	3,500,000	(2,722,224)	398,911	569,872
Change in fair value of conversion option and detachable warrant liabilities	-	-	(26,769)	(38,242)

Balance April 1, 2008 (date of modification)	3,500,000	(2,722,224)	372,142	531,630
Loss on extinguishment of debt	-	2,722,224	(372,142)	(531,630)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(3,500,000)	2,658,600	3,798,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(203,700)	(291,000)

Balance, June 30, 2008	3,500,000	(3,125,000)	2,454,900	3,507,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(1,854,300)	(2,649,000)

Balance, September 30, 2008	3,500,000	(2,750,000)	600,600	858,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(298,200)	(426,000)

Balance, December 31, 2008	3,500,000	(2,375,000)	302,400	432,000
Accrued interest added to principal balance	80,938	(7,009)	7,009	-
Amortization of debt discount	-	376,107	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(63,757)	(89,000)

Balance, March 31, 2009	3,580,938	(2,005,902)	245,652	343,000
Accrued interest added to principal balance	82,809	(6,542)	6,542	-
Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	377,334	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	683,946	1,122,000

Balance, June 30, 2009	$2,616,963	$(1,635,110)	$766,770	$1,465,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at April 1, 2008 (inception)	$3,125,000	$(3,125,000)	$1,002,813	$2,993,750
Amortization of debt discount	-	390,625	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(457,188)	(685,000)

Balance, June 30, 2008	3,125,000	(2,734,375)	545,625	2,308,750
Change in fair value of conversion option and detachable warrant liabilities	-	-	-	(718,125)

Balance July 28, 2008 (date of modification)	3,125,000	(2,734,375)	545,625	1,590,625
Gain on extinguishment of debt	-	701,167	-	(1,590,625)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(841,400)	-	2,084,375
Amortization of debt discount	-	369,590	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(433,750)	(1,176,875)

Balance, September 30, 2008	3,125,000	(2,505,018)	111,875	907,500
Amortization of debt discount	-	359,073	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(38,437)	(480,625)

Balance, December 31, 2008	3,125,000	(2,145,945)	73,438	426,875
Amortization of debt discount	-	421,180	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(12,500)	(103,125)

Balance, March 31, 2009	3,125,000	(1,724,765)	60,938	323,750
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	287,812	718,750

Balance, June 30, 2009	$3,125,000	$(1,293,574)	$348,750	$1,042,500

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at July 28, 2008 (inception)	$1,250,000	$(1,250,000)	$142,500	$856,750
Amortization of debt discount	-	104,167	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(97,750)	(491,000)

Balance, September 30, 2008	1,250,000	(1,145,833)	44,750	365,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(15,375)	(195,000)

Balance, December 31, 2008	1,250,000	(989,583)	29,375	170,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(5,000)	(41,250)

Balance, March 31, 2009	1,250,000	(833,333)	24,375	129,500
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	115,125	287,500

Balance, June 30, 2009	$1,250,000	$(677,083)	$139,500	$417,000

A summary of the balances as of June 30, 2009 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,249,624	$-	$1,269,627	$5,225,351

2007 Notes	2,616,963	(1,635,110)	766,770	1,465,000

April 2008 Notes	3,125,000	(1,293,574)	348,750	1,042,500

July 2008 Notes	1,250,000	(677,083)	139,500	417,000

Balance, June 30, 2009	$11,241,587	$(3,605,767)	$2,524,647	$8,149,851

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2009	79,072,942	$0.63
Granted	-	-
Cancelled/forfeited	(3,231,999)	1.10
Exercised	-	-
Outstanding at June 30, 2009	75,840,943	$0.65

The following tables summarize warrants outstanding at June 30, 2009 and warrant activity for the six months ended June 30, 2009:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable
$0.43-2.50	75,840,943	3.72 years	$0.65	65,040,943

Series	Issue Date	Outstanding at January 1, 2009	Granted	Exercised / Forfeited	Outstanding at June 30, 2009

B	April 2004	1,950,001	-	(1,950,001)	-
D	June 2004	972,223	-	(972,223)	-
E	2004-2005	141,000	-	-	141,000
F	April 2005	14,385	-	-	14,385
G	April 2005	3,564,188	-	-	3,564,188
G-BH	April 2005	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	-	10,000
J	August 2005	16,255	-	-	16,255
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,551,870	-	(309,775)	1,242,095

		79,072,942	-	(3,231,999)	75,840,943

1.  Series A, Series B, Series C, Series D, Series H and Series K warrants have expired.

In connection with the 2006 SPA, the Company issued to a placement agent warrants with a term of five years to purchase 600,710 shares of the Company’s common stock at an exercise price of $0.44.  In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company’s common stock at an exercise price of $1.20.  In connection with the April 1, 2008 SPA, the Company will issue warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended June 30, 2009 and 2008, the Company amortized $5,014 and $92,525, respectively, of debt issuance costs.  During the six months ended June 30, 2009 and 2008, the Company amortized $10,028 and $126,801, respectively, of debt issuance costs.  For the three and six months ended June 30, 2008, $53,905 of debt issuance cost amortization is included in loss on extinguishment of debt.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2009.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$1,517	$1,517	$-	$-
	$1,517	$1,517	$-	$-

LIABILITIES:
Conversion option liabilities	$2,524,647	$-	$-	$2,524,647
Detachable warrant liabilities	8,149,851	-	-	8,149,851
	$10,674,498	$-	$-	$10,674,498

The Company’s cash instrument consists primarily of money market and U.S. Treasury securities and is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The cash instrument is included in current assets in the accompanying consolidated balance sheets.

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  The conversion option and detachable warrant liabilities are included in current liabilities in the accompanying consolidated balance sheets.  The change in fair value of the conversion option and detachable warrant liabilities is included as a component of other income in the consolidated statements of operations.

7.	Commitments and Contingencies

On April 8, 2009, the Company’s former landlord filed a civil suit alleging breach of contract under the lease agreement.  The complaint seeks damages of approximately $240,000.  The Company is currently negotiating a settlement with the former landlord, the outcome of which is unknown at this time.  The Company has accrued a liability of $241,261 in its consolidated balance sheets as of June 30, 2009 and December 31, 2008 related to this lawsuit.

8.	Subsequent Events

In a letter agreement dated June 30, 2009, signed by Castlerigg Master Investments, Ltd., Cedar Hill Capital Partners Onshore, LP, Cedar Hill Capital Partners Offshore, Ltd. (the “Investors”) and the Company, the Investors granted the Company a limited waiver by which accrued interest in the amount of $177,836 due under the secured notes payable as of June 30, 2009 will be added to the principal balance of the Notes rather than be paid in cash or through conversion of the Notes.

On July 13, 2009, the Company issued 478,000 shares of common stock for the conversion of $90,604 of principal due on the April 2008 Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, our future business, financial condition, operating strategies and operational and legal risks.  These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” or variations of those terms and other similar expressions, including their use in the negative.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	our inability to continue as a going concern,
•	our inability to raise additional capital,
•	lower sales and revenues than forecast,
•	our inability to carry out our marketing and sales plans,
•	unexpected costs and operating deficits,
•	our failure to establish relationships with and capitalize upon access to new customers,
•	litigation and administrative proceedings involving us or products,
•	adverse publicity and news coverage,
•	adverse economic conditions,
•	entry of new and stronger competitors,
•	changes in interest rates and inflationary factors, and
•	other specific risks that may be referred to in this report or in other reports that we have issued.

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

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $81,842,749 through June 30, 2009.  At June 30, 2009, we had a deficit in working capital of $18,063,156 of which $10,674,498 relates to the fair value of derivative financial instruments.  Since our inception, including the six months ended June 30, 2009, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2008.

As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations, including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost.  The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity.  While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support our reduced SG&A expense.  In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.

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

Inventory Valuation

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  We increased our provision for excess and obsolete inventories during the three and six months ended June 30, 2009 by $32,665 for raw materials on hand used in a product we no longer manufacture.

Valuation of Derivative Financial Instruments

Our senior convertible notes are classified as non-conventional convertible debt.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”) as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  These embedded instruments related to our senior convertible notes payable include the conversion features, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

To determine the fair value of the derivative instruments, we make certain assumptions regarding the expected term of exercise.  The expected term of the conversion features and warrants impact the volatility and risk-free interest rates used in the Black-Scholes calculations.

Accounting Treatment for Derivatives

Embedded Conversion Feature

SFAS 133 indicates that a conversion features should be considered to be a derivative if the following criteria are met:

•
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

•	The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contracts (our senior convertible notes) are not re-measured.
•
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

Based on the above considerations, the embedded conversion features related to our senior convertible notes are derivatives that must be bifurcated from the host instrument and accounted for as derivatives at fair value with changes in fair value recorded in earnings.  However, before reaching a final conclusion on whether we are dealing with embedded conversion features that need to be considered derivatives, we need to review paragraph 11(a) of SFAS 133.  Paragraph 11(a) states that “contracts issued or held that are both (1) indexed to its (a company’s) own stock and (2) classified in stockholders’ equity shall not be considered derivative instruments.”  Our contracts are indexed to our own stock; however, to determine the correct classification of the embedded conversion feature with respect to possible stockholders equity classification, we reviewed the guidelines provided in EITF 00-19.

Specifically, EITF 00-19, paragraph 4 and EITF 05-2 indicate that an embedded conversion feature is conventional if the holder is entitled to convert their position into a fixed number of shares.  The embedded conversion features of our senior convertible note financings entitle the holder, under certain circumstances beyond the control of the Company, to convert its position into a variable number of shares.  This implies that the embedded conversion features under discussion do not qualify as conventional convertible instruments.  Because the embedded conversion features do not qualify as conventional convertible instruments, we then had to analyze paragraphs 12-32 of EITF 00-19 to determine whether the embedded conversion feature should be accounted for as equity or as a liability.

Paragraph 19 of EITF 00-19 stipulates that in order to qualify for equity treatment, the Company must have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding.  The total number of shares that the Company could need to settle the current contract could exceed the level of authorized shares available for issuance and this would result in a situation where the Company does not control settlement of shares.  Consequently, the embedded conversion feature is classified as a liability under EITF 00-19.  As a result, the embedded conversion features will be accounted for as derivatives at fair value, with changes in fair value recorded in earnings.  Based on before mentioned criteria, we classified the conversion features and related warrants as liabilities on our balance sheets measured at fair value using the Black-Scholes option pricing model.

The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing.  The discount amount up to the face value of the debt host instrument is amortized as additional interest expense over the life of the notes.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following table sets forth selected financial data regarding our financial position and operating results for the three and six months ended June 30, 2009 and 2008.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2009	2008	($)	(%)	2009	2008	($)	(%)

REVENUE, NET	$171,594	$326,660	$(155,066)	-47%	$553,037	$476,146	$76,891	16%
COST OF SALES	116,264	73,553	42,711	58%	294,221	146,004	148,217	102%

GROSS PROFIT	55,330	253,107	(197,777)	-78%	258,816	330,142	(71,326)	-22%

OPERATING EXPENSES
Salary expense and salary related costs	158,875	547,779	(388,904)	-71%	337,890	1,169,033	(831,143)	-71%
Marketing expense	3,095	57,369	(54,274)	-95%	3,095	78,810	(75,715)	-96%
Research and development	32,079	328,536	(296,457)	-90%	45,458	682,669	(637,211)	-93%
Selling, general and administrative	102,603	981,056	(878,453)	-90%	225,920	1,508,919	(1,282,999)	-85%

Total operating expenses	296,652	1,914,740	(1,618,088)	-85%	612,363	3,439,431	(2,827,068)	-82%

Loss from operations	(241,322)	(1,661,633)	1,420,311	-85%	(353,547)	(3,109,289)	2,755,742	-89%

OTHER INCOME (EXPENSE)
Interest income	5	6,309	(6,304)	-100%	17	9,626	(9,609)	-100%
Change in fair value of warrant and conversion option liabilities	(8,243,417)	8,269,270	(16,512,687)	-200%	(7,722,156)	(2,253,202)	(5,468,954)	243%
Loss on extinguishment of debt	-	(4,828,957)	4,828,957	-100%	-	(4,828,957)	4,828,957	-100%
Cost of financing senior convertible notes	-	(4,548,846)	4,548,846	-100%	-	(4,548,846)	4,548,846	-100%
Amortization of discount on convertible debt	(973,723)	(2,193,445)	1,219,722	-56%	(1,938,860)	(3,912,931)	1,974,071	-50%
Interest expense	(292,665)	(337,956)	45,291	-13%	(600,023)	(593,956)	(6,067)	1%

Total other income (expense)	(9,509,800)	(3,633,625)	5,876,175	-162%	(10,261,022)	(16,128,266)	5,867,244	-36%

Loss before income taxes	(9,751,122)	(5,295,258)	7,296,486	-138%	(10,614,569)	(19,237,555)	8,622,986	-45%

Income tax benefit	-	-	-	0%	-	-	-	0%

NET LOSS	$(9,751,122)	$(5,295,258)	$7,296,486	-138%	$(10,614,569)	$(19,237,555)	$8,622,986	-45%

Net Revenues

The decrease in revenues in the second quarter of 2009 as compared to the same period in 2008 of $155,066 or 47% is mainly due to the fact that after the reduction of headcount in September of 2008, commercial sales decreased substantially.  Currently our main selling focus is government related.  In the second quarter of 2009, our revenues consisted of government orders for products ($102,869) and services ($68,725).  The increase in revenues for the six months ended June 30, 2009 as compared to the same period in 2008 of $76,891 or 16% is due to the increase of government orders throughout the first half of 2009 exceeding the reduction in commercial sales.  In total, we sold 18 ER 1010 core systems in the first half of 2009 compared to 8 ER 1010s in the first half of 2008.

Gross Profit

Gross profit decreased by $197,777 or 78% in the second quarter of 2009 as compared to the second quarter of 2008.  This decrease is partially due to the decrease of revenues mentioned above.  Gross profit as a percentage of sales amounted to 32% and 77% for the second quarters of 2009 and 2008, respectively.  In the second quarter of 2009, margins were negatively impacted by a charge to cost of sales for obsolescence of $32,665, whereas in the second quarter of 2008 there was no such charge.  The addition of $32,665 to the obsolescence provision in second quarter of 2009 reserved for all parts and components that cannot be used for building our current upgraded product, the ER1010E.  In addition, effective January 1, 2009, we increased license fee amortization from $548 per unit sold to $2,160 per unit sold, increasing second quarter cost of sales by $6,448.  After elimination of the impact of before-mentioned charges, gross profit margin for second quarter of 2009 would have been 55%.  The remaining difference in margin between the second quarter of 2008 and 2009 is due to the fact that in second quarter 2008, we sold a substantial amount of high-margin, long-range optics, increasing margins by 12 points in that quarter.  The remaining difference in margin stems from the fact that in second quarter of 2009, we billed $68,725 in services and this type of business carries a much lower margin than our product sales business.  In the second quarter of 2008, we did not bill for any services.  The decrease of gross profit dollars for the six months ended June 30, 2009 as compared to the same period in 2008 was $71,326 or 22%, notwithstanding an increase of revenues of 16% in the same period.  Gross profit percentage decreased from 69% in first half of 2008 to 47% in first half of 2009.  Main reasons were the addition of $32,665 to the provision of obsolescence in first half of 2009 compared to a charge of $25,000 for obsolescence in first half of 2008, the increased license fee amortization of approximately $29,000 and the higher content of lower margin service business in first half of 2009 (billed approximately $158,000 for services in first half 2009, whereas there were no service billings in same period of 2008).

Operating Expenses

The decrease in operating expenses in the second quarter of 2009 compared to the same period of 2008 was $1,618,088, or 85%, and resulted primarily from the Company changing from a product development to a licensing model in September 2008, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  This change of model resulted in substantial decreases in salary expenses, research and development and SG&A, as further explained below.

Salary Expenses

Salary and salary-related expenses decreased by $388,904 in the second quarter of 2009 compared to the same period in 2008, representing a 71% decrease.  The decrease of expenses incurred in the second quarter of 2009 is the result of a substantially reduced headcount, from a headcount level of 14 employees on June 30, 2008 to 4 employees on June 30, 2009.  In addition, we charged the government $28,568 for services provided in second quarter 2009, further reducing salary expenses.  We did not incur this type of billings in the second quarter of 2008.  We also substantially reduced salary levels for management, effective during the fourth quarter of 2008 and the first and second quarters of 2009.  During the first half of 2009, salary expenses decreased from $1,169,033 in first half of 2008 to $337,890 in the same period of 2009, a decrease of $831,143 or 71%.  The reasons for this decrease were a decrease of headcount, the reduced salary levels for management and the charge-out of $54,408 in connection with services provided during first half of 2009.

Research and Development

Research and development expenses decreased from $328,536 in the second quarter of 2008 to $32,079 in the second quarter of 2009, a decrease of 90%.  In the first half of 2009, research and development expenses decreased by $637,211 or 93%.  The main reason for this decrease was the decrease of activity levels in connection with the change of operating model mentioned before.  Decreased activity levels resulted in substantial headcount savings based on a decrease of headcount from 10 in the first and second quarter of 2008 to 2 in the first and second quarter of 2009, reduced support costs, reduced prototyping, reduced parts consumption and elimination of design tool rentals.  In addition, we billed $6,353 and $18,386 in connection with services provided in the first and second  quarter of 2009 respectively by our R&D engineers, further decreasing R&D expenses.  We did not incur this type of billings in first half 2008.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $981,056 in the second quarter of 2008 to $102,603 in the second quarter of 2009.  This decrease of 90% is the result of decreased activity levels as a consequence of the change of operating model mentioned before.  Main decreases occurred in finder’s fee expenses which decreased by $187,500 (we did not engage in a financing in 2009—the financing in April 2008 was the reason for incurring $187,500 of finder’s fees), employee recruitment and relocation decreased by $28,000 (no recruitment and relocation in 2009) and investor relation (IR) expenses decreased by $23,000 (halted all external IR activities).  Furthermore, headcount activity related expenses decreased by $89,400 (office expenses, copier, IT support, travel and telephone),  office rent decreased by $67,000 (move to a lower cost and smaller facility in connection with headcount reduction) and professional fees decreased by $435,000 (second quarter 2008 included approximately $150,000 charged for legal fees in connection with the April 2008 financing and the remaining decrease resulted from using less consultants and reduced audit, legal and accounting fees).  SG&A decreased from $1,508,919 in the first half of 2008 to $225,920 in the first half of 2009, a decrease of 85%.  Main reasons for this decrease were the decreases in finder’s fees ($187,500), employee recruitment and relocation ($36,300), investment relations ($37,600), headcount activity related expenses ($154,500), office rent ($133,000) and professional fees ($656,000).

Net Other Income (Expense)

Net other expense was $9,509,800 and $10,261,022, respectively, for the three and six months ended June 30, 2009 as compared to net other expense of $3,633,625 and $16,128,266, respectively, for the three and six months ended June 30, 2008.  The primary reasons for these changes are:

•
For the three months ended June 30, 2009, the fair values of our conversion option and warrant liabilities increased by $8,243,417 compared to a decrease in their fair value of $8,269,270 for the three months ended June 30, 2008.  The increase in the fair value of our conversion option and warrant liabilities was $7,722,156 for the six months ended June 30, 2009 compared to an increase of $2,253,202 for the six months ended June 30, 2008.  The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion features and warrants.  The change in fair value was primarily attributable to the change in the price of our stock.  Our stock price decreased from $0.14 at January 1, 2009 to $0.12 at April 1, 2009 and increased to $0.25 at June 30, 2009.  In 2008, our stock price increased from $0.68 at January 1, 2008 to $0.81 at April 1, 2008 and $0.70 at June 30, 2008.

•
Amortization of the discount on convertible debt was $973,723 and $1,938,860, respectively, for the three and six months ended June 30, 2009 compared to $2,193,445 and $3,912,931, respectively, for the three and six months ended June 30, 2008.  The decrease resulted from the notes we entered into in 2006 being completely amortized, offset by an increase in amortization on the notes we entered into in 2008 and an increase in the debt discount after accounting for the modifications of the 2007 and April 2008 financings.

•
Interest expense was $292,665 and $600,023, respectively, for the three and six months ended June 30, 2009, compared to $337,956 and $593,956, respectively, for the three and six months ended June 30, 2008.  The decrease of $45,291 for the second quarter of 2009 compared to the same period in 2008 is due to a lower principal balance in 2009 as a result of conversion of debt into common stock.  The increase of $6,067 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to a higher outstanding principal balance and higher interest rates in 2009 as a result of the financings entered into in July 2007, April 2008 and July 2008 offset by a reduction in the principal balance due to conversion of the notes to common stock.

•
In the second quarter of 2008, we modified our July 2007 financing to reduce both the conversion price on the notes and the exercise price of the warrants from $1.21 to $0.50.  The decrease in the exercise price, along with the write-off of the carrying value of debt issuance costs of $53,905 resulted in a loss on extinguishment of debt of $4,828,957 for the three and six months ended June 30, 2008.  There were no debt modifications in 2009.

•
During the three and six months ended June 30, 2008, we entered into one financing transaction for $3.125 million and recognized a cost of financing senior convertible notes of $3,402,813.  Additionally, we recognized $1,146,033 related to the contingency option of the M warrants in 2008.  We did not enter into any financing transactions in 2009.

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

For the six months ended June 30, 2009, we incurred a net loss of $10,614,569.  Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of June 30, 2009, we had a deficit in working capital of $18,063,156, of which $10,674,498 relates to the fair value of derivative financial instruments.

As announced in previous filings, because Raptor's sales efforts had not produced revenues to date sufficient to support its operating strategy, the Company shifted its primary operating model to licensing and technology transfer in order to reduce expenses and conserve cash.

The conversion to a licensing model as a primary but not exclusive business focus enabled a reduction in costs of operations, including headcount reductions, salary reductions, benefit plan reductions and a facilities move aimed at reducing both footprint as well as per square foot cost.  The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances, including a merger or other corporate finance transaction with a better capitalized entity.  While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support our reduced SG&A expense.  In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the U.S. Bankruptcy Code.

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

July 2007 Senior Secured Convertible Note Financing

On July 31, 2007, we entered into a securities purchase agreement with the same investors for total gross proceeds of $3.5 million for the issuance of senior secured convertible notes in the aggregate principal amount of $3.5 million, Series N warrants, Series O warrants and Series P warrants in a private placement transaction.  The agreement also granted the investors a first priority perfected security interest in all of our assets and requires our subsidiary to guaranty our obligations under the secured notes.  The secured notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of our common stock:

Notes	2,909,636
N warrants	2,909,636
O warrants	1,891,263
P warrants	1,246,987
Total	8,957,522

The secured notes bear interest at 9.25% per annum, which may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest is payable quarterly, starting October 1, 2007.  The secured notes were initially immediately convertible at a conversion price of $1.2029 per share.  The conversion price was reduced to $0.50 per share as a result of the April 2008 financing.  The entire outstanding principal balance and any outstanding fees or interest are due and payable in full on the maturity date.  Under certain conditions, we may require investors to convert up to either 50% or 100% of the outstanding balances of the secured notes at any time shares of our common stock are trading at or above $1.80435 or $2.105075, respectively.

The N and P warrants initially carried a strike price of $1.2029 for each share and were immediately exercisable.  The O warrants will only become exercisable by an investor if we conduct mandatory conversions, and then only to the extent of 65% of the number of shares issued to such investor upon each mandatory conversion.  The strike price was reduced to $0.50 per share as a result of the April 2008 financing.

The N and O warrants expire on the earlier of August 1, 2016 or seven years after the date all of the shares issuable upon conversion of the secured notes have been included on an effective registration statement.  The P warrants expire on the earlier of the maturity date of the Secured Notes of August 1, 2010, which date may be extended by up to two years at the option of the investors, and the date we have satisfied our payment obligations under the warrant holder’s secured note.

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

The secured notes and the N warrants, O warrants and P warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to us, of up to 9.99%).

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

April 2008 Senior Secured Convertible Note Financing

On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, and July 2007 financings, for total gross proceeds of $3.125 million we issued senior secured convertible notes in the aggregate principal amount of $3.125 million, Series Q warrants and 3,125,000 shares of our common stock in a private placement transaction.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets, requires the Company to pledge the stock of the Company’s subsidiary and requires the Company’s subsidiary to guaranty the Company’s obligations under the secured notes.  The secured notes and accompanying warrants are or may become convertible into or exercisable for the following number of shares of the Company’s common stock:

Notes	3,125,000
Series Q warrants	6,250,000

Total	9,375,000

The secured notes bear interest at 10% per annum, which may be increased to 15% upon the occurrence of an event of default, and mature on March 31, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest on the secured notes in the amount of $625,000, representing two years of interest, was prepaid to the investors at the closing.  The secured notes were immediately convertible at a conversion price of $1.00 per share.  The entire outstanding principal balance and any outstanding fees or interest (if any) are due and payable in full on the maturity date.  The Q Warrants initially carried a strike price of $1.00 for each share and are immediately exercisable.  The strike price was reduced to $0.50 as a result of an amendment included in the July 2008 financing.  The Q warrants expire on March 31, 2017.

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

The anti-dilution provisions in this financing impacted the strike price of the 2007 Notes and the N, O and P warrants, which resulted in the issuance of 8,502,114 additional N, O and P warrants.  Additionally, the 2007 Notes may be converted into 4,090,364 additional shares.  The strike price for the note and warrant shares was reduced to $0.50 from $1.2029, the strike price applicable for the July 2007 financing.

The secured notes warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

The Company has agreed to register the shares of common stock underlying the secured notes, Q Warrants and common stock issued.  If the Company fails to meet the filing or effectiveness requirements, subject to certain grace periods, the Company may be required to pay liquidated damages of $62,500 on the date of such failure, and on every 30th day thereafter until such failure is cured.  The total liquidated damages payable by the Company for failure to meet the filing and effectiveness requirements are capped at $390,625.

July 2008 Senior Secured Convertible Note Financing

On July 28, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007, July 2007 and April 2008 financings, for total gross proceeds of $1.25 million we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, Series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock in a private placement transaction.  In addition, in exchange for the issuance of replacement warrants (the "Replacement Warrants") and amending certain terms and conditions of the Company's Series Q Warrants (the "Amended and Restated Q Warrants"), the investors agreed to exercise the Company's Series Q Warrants under certain circumstances.  The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company’s assets, requires the Company to pledge the stock of the Company’s subsidiary, and requires the Company’s subsidiary to guaranty the Company’s obligations under the Secured Notes.

The secured notes and accompanying warrants are or may become convertible into or exercisable into the following number of shares of the Company’s common stock:

Notes	1,250,000
Series R warrants	2,500,000
Replacement warrants	6,250,000

Total	10,000,000

The notes bear interest at 10% per annum, which may be increased to 15% upon the occurrence of an event of default, and mature on July 28, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest on the notes of $250,000, representing two years of interest, was prepaid to the investors at the closing.  The notes are immediately convertible at a conversion price of $1.00 per share.  The entire outstanding principal balance and any outstanding fees or interest (if any) are due and payable in full on the maturity date.  The R Warrants carry a strike price of $1.00 for each share and are immediately exercisable.  The Series R warrants expire on July 28, 2017.

In the event of a default or upon the occurrence of certain fundamental transactions as defined in the notes, the investors will have the right to require the Company to redeem the notes at a premium.  In addition, at any time on or after January 28, 2009, the investors may accelerate the partial payment of the secured notes by requiring that the Company convert at the lower of the then conversion price or a 15% discount to the recent volume weighted average price of the Company’s common stock, or at the option of the Company, redeem in cash, up to an amount equal to 100% of the aggregate dollar trading volume of the Company’s common stock over the prior 20-trading day period.

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

The notes and the warrants contain certain limitations on conversion or exercise, including that a holders of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

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

The Series R Warrants provide for the purchase of up to 2,500,000 shares of the Company's common stock. The Series R Warrants are immediately exercisable, have an initial exercise price of $0.50 per share and expire on July 28, 2015.

The Amended and Restated Q Warrants reduced the exercise price to the lower of (i) $0.50 or (ii) 75% of the lesser of (w) the 15-day weighted average price of the Company's common stock, (x) the lowest 30-day weighted average price of the Company's common stock, (y) the weighted average price of the Company's common stock during the first three consecutive day period thirty days prior to the date of exercise, and (z) the weighted average price of the Company's common stock during the last three consecutive day period thirty days prior to the date of exercise.

At any time after the a registration statement filed covering the Amended and Restated Q Warrants is declared effective by the SEC, the Company may elect, no more than once during any 30 day period, to require the investors to exercise the Amended and Restated Q Warrants, provided that the number of shares of the Company's common stock into which such warrants are forced to be exercised do not exceed 15% of the 20-day trading volume in number of shares of the Company's common stock.

The Replacement Warrants provide for the purchase of up to 6,250,000 shares of the Company's common stock, upon the satisfaction of certain conditions with respect to the Amended and Restated Q Warrants.  The Replacement Warrants become exercisable, on a one-for-one basis, for every Amended and Restated Q Warrant that the investors exercise.  The Replacement Warrants expire on July 28, 2015, and have an exercise price equal to the lower of (i) $0.50 or (ii) 75% of number equal to the lesser of (w) the 15-day weighted average price of the Company's common stock, (x) the lowest 30-day weighted average price of the Company's common stock, (y) the weighted average price of the Company's common stock during the first 3 consecutive day period 30 days prior to the date of exercise, and (z) the weighted average price of the Company's common stock during the last 3 consecutive day period 30 days prior to the date of exercise.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2009 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 2, 2008, the Company returned the keys of its previous operating facility to the landlord (PS Business Parks LP) and formally rendered possession of the facility to the landlord.  The Company paid the rent for September 2008 but made no further rental payments upon vacating the facility.  The remaining lease term ran through July 2009.  The Company charged $241,261, the remaining liability on the lease, to other expense for the year ended December 31, 2008.  On April 8, 2009, PS Business Parks LP filed a civil lawsuit in the Superior Court of California, County of Orange, case number 00121225, alleging breach of contract under the lease agreement with the Company.  The lawsuit seeks damages of approximately $240,000.  The Company is currently negotiating a settlement with the former landlord.  A negative outcome of the lawsuit could have a material adverse effect on our business and financial condition.

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

10.3	Letter agreement with regard to certain cash payments dated March 31, 2009 (incorporated herein by reference to exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on April 7, 2009)
10.4	Letter agreement with regard to certain cash payments dated June 30, 2009 (incorporated herein by reference to exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on July 9, 2009)
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: August 14, 2009	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger,
Chief Executive Officer
(principal executive officer)

Date: August 14, 2009	By:	/s/ BOB VAN LEYEN
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