Form 10-Q/A
period 2009-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2009-08-18
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No 1 to
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         YES        NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

As of May 12, 2009, there were 74,073,311 shares of the issuer’s common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Raptor Networks Technology Inc. is filing this Amendment No 1 to form 10-Q for the quarter ended March 31, 2009 to supply the disclosure required  under Part II, Item 2.

PART I - FINANCIAL INFORMATION

iii

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 2, 2008, the Company returned the keys of its previous operating facility to the landlord (PS Business Parks LP) and formally rendered possession of the facility to the landlord.  The Company paid the rent for September 2008 but made no further rental payments upon vacating the facility.  The remaining lease term run through July 2009.  The Company charged $241,261, the remaining liability on the lease, to other expense for the year ended December 31, 2008.  On April 8, 2009, PS Business Parks LP filed a civil lawsuit in the Superior Court of California, County of Orange, case number 00121225, alleging breach of contract under the lease agreement with the Company.  The lawsuit seeks damages of approximately $240,000.  The Company is currently negotiating a settlement with the former landlord.  A negative outcome of the lawsuit could have a material adverse effect on our business and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first  quarter ended March 31, 2009 the Company issued 3,245,536 shares of its common stock upon the conversion of $1,426,346 in principal under its  July 2006  senior convertible notes

The issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide.

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

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: August 18, 2009	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger,
Chief Executive Officer
(principal executive officer)

Date: August 18, 2009	By:	/s/ BOB VAN LEYEN
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