Form 10-Q/A
period 2009-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2009-08-18
CIK 1163300

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

EXPLANATORY NOTE

Raptor Networks Technology Inc. is filing this Amendment No 1 to form 10-Q for the quarter ended June 30, 2009 to supply the disclosure required  under Part II, Item 2.

PART I - FINANCIAL INFORMATION

-iii-

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter ended June 30, 2009 the Company issued 3,225,493 shares of  its common stock upon the conversion of $1,544,242  in principal under its July 2006 and July 2007  senior convertible notes.

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