Form 10-Q
period 2009-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2009-11-16
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 13, 2009, there were 81,650,418 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

-ii-

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,565	$62,461
Accounts receivable, net of allowance for doubtful accounts
of $59,530 at September 30, 2009 and December 31, 2008	293,278	54,467
Inventories, net	644,095	912,630
Prepaid interest	218,973	437,500
License fees	112,210	202,930
Other current assets	25,103	57,006

Total current assets	1,492,224	1,726,994

PROPERTY AND EQUIPMENT, NET	26,965	39,033

OTHER ASSETS
Prepaid interest, net of current portion	-	151,042
Debt issuance costs, net	10,029	25,071
Deposits	2,505	2,505

TOTAL ASSETS	$1,531,723	$1,944,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$69,842	$78,066
Accrued interest payable	249,679	305,280
Deferred revenue	-	2,803
Accrued liabilities	944,715	760,711
Detachable warrant liabilities	5,678,437	2,501,517
Conversion option liabilities	2,256,413	903,709
Senior convertible note payable, net of debt discount
of $2,646,479 and $5,510,528 at September 30, 2009 and
December 31, 2008, respectively	7,937,878	8,290,694

Total current liabilities	17,136,964	12,842,780

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized;
81,650,418 and 70,827,775 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	81,651	70,828
Additional paid-in capital	64,718,574	60,259,217
Accumulated deficit	(80,405,466)	(71,228,180)

Total stockholders' deficit	(15,605,241)	(10,898,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,531,723	$1,944,645

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUE, NET	$699,171	$75,662	$1,252,208	$551,808
COST OF SALES	345,320	21,384	639,541	167,388

GROSS PROFIT	353,851	54,278	612,667	384,420

OPERATING EXPENSES
Salary expense and salary related costs	136,842	471,363	474,732	1,640,396
Marketing expense	75	-	3,170	78,810
Research and development	9,918	294,474	55,376	977,143
Selling, general and administrative	130,330	666,137	356,250	2,174,839

Total operating expenses	277,165	1,431,974	889,528	4,871,188

Income (loss) from operations	76,686	(1,377,696)	(276,861)	(4,486,768)

OTHER INCOME (EXPENSE)
Interest income	4	1,126	21	10,752
Change in fair value of conversion option and warrant liabilities	2,697,189	20,764,618	(5,024,967)	18,511,416
Loss on extinguishment of debt	-	(353,517)	-	(5,182,474)
Cost of financing senior convertible notes	-	(424,250)	-	(4,973,096)
Amortization of discount on convertible debt	(1,017,562)	(1,324,714)	(2,956,422)	(5,237,645)
Interest expense	(319,034)	(337,246)	(919,057)	(931,419)
Loss on sale of property and equipment	-	(65,101)	-	(65,101)

Total other income (expense)	1,360,597	18,260,916	(8,900,425)	2,132,433

Income (loss) before income taxes	1,437,283	16,883,220	(9,177,286)	(2,354,335)

Income tax benefit	-	-	-	-

NET INCOME (LOSS)	$1,437,283	$16,883,220	$(9,177,286)	$(2,354,335)

Income (loss) per share - basic	$0.02	$0.24	$(0.12)	$(0.03)

Weighted average number of shares outstanding - basic	77,149,214	69,430,881	76,028,229	67,566,244

Income (loss) per share - diluted	$0.02	$0.13	$(0.12)	$(0.03)

Weighted average number of shares outstanding - diluted	87,694,657	128,979,883	76,028,229	67,566,244

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	70,827,775	$70,828	$60,259,217	$(71,228,180)	$(10,898,135)

Stock-based compensation	-	-	76,732	-	76,732

Common stock issued upon conversion of senior convertible notes	10,822,643	10,823	3,794,909	-	3,805,732

Reduction of conversion liability option from conversion of senior convertible notes payable	-	-	587,716		587,716

Net loss for the nine months ended September 30, 2009	-	-	-	(9,177,286)	(9,177,286)

Balance, September 30, 2009	81,650,418	$81,651	$64,718,574	$(80,405,466)	$(15,605,241)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,177,286)	$(2,354,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,068	47,584
Amortization	2,971,464	5,319,939
Stock-based compensation	76,732	212,504
Change in fair value of conversion option and warrant liabilities	5,024,967	(18,511,416)
Loss on extinguishment of debt	-	5,182,474
Loss on sale of property and equipment	-	65,101
Cost of financing senior convertible notes	-	4,973,096
Change in inventory reserve	32,665	(143,047)
Changes in operating assets and liabilities:
Accounts receivable	(238,811)	423,899
Inventories	235,870	101,293
Prepaid expenses and other assets	492,192	(585,966)
Accounts payable and accrued liabilities	709,046	202,279
Deferred revenue	(2,803)	4,229

Net cash provided by (used in) operating activities	136,104	(5,062,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	2,750
Purchase of property and equipment	-	(4,950)

Net cash provided by (used in) investting activities	-	(2,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on convertible notes payable	-	4,375,000

Net increase (decrease) in cash and cash equivalents	136,104	(689,566)

CASH AT BEGINNING OF PERIOD	62,461	952,828

CASH AT END OF PERIOD	$198,565	$263,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$414,086

Cash paid for income taxes	$-	$3,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes payable to common stock	$3,805,732	$172,930

Reduction of the conversion option liability upon conversion	$587,716	$151,931

Accrued interest payable added to principal balance	$588,869	$-

Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$92,373	$-

Common stock recorded as debt discount	$-	$3,206,250

Debt issuance costs for accounts payable	$-	$40,113

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2008 consolidated balance sheet was derived from audited financial statements as of December 31, 2008.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2008 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $9,177,286 for the nine months ended September 30, 2009.  Additionally, the Company also has an accumulated deficit of $80,405,466 and a working capital deficit of $15,644,740 as of September 30, 2009, of which $7,934,850 relates to the fair value of derivative financial instruments.

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

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Extinguishment of Debt

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations.  The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”).  ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 825-10-65 also amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events from September 30, 2009 to the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”).  ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

2.	Inventories

Inventories consist of the following as of:

	September 30, 2009	December 31, 2008

Raw materials	$468,545	$621,280
Finished goods	349,745	432,880

	818,290	1,054,160
Allowance for obsolescence	(174,195)	(141,530)

Inventories, net	$644,095	$912,630

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of September 30, 2009, the 2005 Plan had a total of 992,000 options outstanding and 2,008,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of September 30, 2009, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the nine months ended September 30, 2009.  The following table sets forth the weighted-average key assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2008:

Dividend Yield	0.00%
Risk-Free Interest Rate	3.25%
Expected Life	5.00 years
Expected Volatility	109.11%

For the three months ended September 30, 2009 and 2008, the Company recognized $25,803 and $35,775, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  For the nine months ended September 30, 2009 and 2008, the Company recognized $76,732 and $212,504, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  These costs are reflected in operating expenses.

Stock option activity was as follows for the nine months ended September 30:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2009	1,870,000	$0.76
Granted	-	-
Forfeited / Expired	(28,000)	0.76
Exercised	-	-

Outstanding, September 30, 2009	1,842,000	$0.76	4.69	$5,000
Exercisable, September 30, 2009	1,122,333	$0.96	3.41	$-

A summary of the status of the Company’s unvested shares as of September 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Non-vested, January 1, 2009	919,833
Granted	-
Vested	(200,166)	$0.54
Non-vested shares forfeited	-

Non-vested, at September 30, 2009	719,667	$0.45

As of September 30, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $131,611, which is expected to be recognized over a weighted-average period of approximately 1.67 years.

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

$2,084,989

The Company is required to assess its potential liability with respect to registration rights agreements.  On May 29, 2008, the investors agreed to delay payments in connection with the registration rights agreement contained in the April 2008 SPA and the registration of the shares underlying the L-1 and L-2 warrants.  The deadline has been indefinitely extended by the investors.  As such, no liability related to the registration rights agreements has been recorded in the accompanying consolidated financial statements.

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

Since the modifications of the 2006 Notes and the 2007 Notes resulted in terms that were substantially different from the terms of the previous 2006 Notes, the modification was recorded as an extinguishment of debt.  After eliminating all liabilities related to the 2006 and 2007 SPAs, a loss on the extinguishment of debt of $353,517 and $5,182,474, respectively, was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2008.

The April 2008 SPA also amended the terms of the Series M-1 and M-2 Warrants to eliminate the contingency provisions and therefore, the Series M-1 and Series M-2 warrants became immediately exercisable upon the effective date of the 2008 SPA The modifications to these warrants were not considered substantial and the Company did not record any gain or loss related to the amendments.  However, the Company recorded the portion of expense related to the warrants that became immediately exercisable of $1,146,033 for the nine months ended September 30, 2008.

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

Notes

Information relating to the Notes is as follows:

Transaction	Initial Principal Amount	Interest Rate (4), (5)		Maturity Date		Initial Fixed Conversion Price	Current Fixed Conversion Price	Unpaid Principal as of September 30, 2009	Unamortized Discount as of September 30, 2009	Carrying Value as of September 30, 2009

2006 Notes(1),(7)	$8,804,909	9.25%	(3)	07/31/2008	(7)	$0.44	$0.44	$4,347,895	$-	$4,347,895
2007 Notes(2),(8)	3,500,000	9.25%		08/01/2010		$1.21	$0.50	2,690,392	(1,263,263)	1,427,129
April 2008 Notes(6),(9)	3,125,000	10.00%		03/31/2010		$1.00	$1.00	2,296,070	(862,383)	1,433,687
July 2008 Notes(6)	1,250,000	10.00%		07/28/2010		$1.00	$1.00	1,250,000	(520,833)	729,167

	$16,679,909							$10,584,357	$(2,646,479)	$7,937,878

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
(6) All interest due under the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying consolidated balance sheets as follows:

	September 30, 2009			December 31, 2008
	Current	Long-term	Total	Current	Long-term	Total

April 2008 Notes	$114,803	$-	$114,803	$312,500	$78,125	$390,625
July 2008 Notes	104,170	-	104,170	125,000	72,917	197,917

	$218,973	$-	$218,973	$437,500	$151,042	$588,542

(7)  The investors have not demanded repayment.  During the nine months ended September 30, 2009, the Company issued 4,391,604 shares of common stock for the conversion of $1,930,020 of the balance due on the 2006 Notes.  Additionally, accrued interest payable of $351,693 was added to the principal balance of the 2006 Notes during the nine months ended September, 30, 2009.

(8)  During the nine months ended September 30, 2009, the Company issued 2,093,569 shares of commons stock for the conversion of $1,046,784 of the balance due on the 2007 Notes.  Additionally, $237,176 of accrued interest payable was added to the principal balance of the 2007 Notes.

(9)  During the three and nine months ended September 30, 2009, the Company issued 4,337,469 shares of commons stock for the conversion of $828,930 of the balance due on the April 2008 Notes.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term (4)	Additional Warrant Grants (6)	Warrants Outstanding at September 30, 2009	Fair Value of Warrant Liability as of September 30, 2009

L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$1,893,146
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	605,807
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	615,273
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	196,586
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	842,100
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	360,900
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	831,875
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	332,750
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A

	60,844,917				8,502,114	69,347,031	$5,678,437

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the nine months ended:

	September 30, 2009				September 30, 2008
	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes

Stock price	$0.21	$0.21	$0.21	$0.21	$0.28	$0.28	$0.28	$0.28
Exercise price	$0.44	$0.50	$0.76	$0.43	$0.44	$0.50	$1.00	$1.00
Expected life (in years)	0.75	1.50	1.26	1.26	0.75	1.50	1.26	1.26
Volatility	208.16%	168.10%	179.34%	179.34%	111.99%	98.34%	100.38%	80.86%
Risk-free rate of return	0.29%	0.68%	0.54%	0.54%	1.69%	1.89%	1.84%	2.43%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	September 30, 2009				September 30, 2008
	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants

Stock price	$0.21	$0.21	$0.21	$0.21	$0.28	$0.28	$0.28	$0.28
Exercise price	$0.44	$0.50	$0.50	$0.50	$0.44	$0.50	$1.00	$1.00
Expected life (in years)	0.75	1.50	2.76	2.76	0.75	1.50	2.76	2.76
Volatility	208.16%	168.10%	139.77%	139.77%	111.99%	98.34%	105.81%	98.41%
Risk-free rate of return	0.29%	0.68%	1.33%	1.33%	1.69%	1.89%	2.21%	2.84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$6,097,434	$(3,331,597)		$3,929,462	$8,696,190
Amortization of debt discount	-	1,427,820		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,133,139	7,785,669

Balance, March 31, 2008	6,097,434	(1,903,777)		6,062,601	16,481,859
Amortization of debt discount	-	1,427,820		-	-
Conversion of notes to common stock	(171,212)	-		(151,932)	-
Recognition of warrant liabilities upon satisfaction of contingency related to Series M-1 and M-2 warrants	-	-		-	1,146,033
Change in fair value of conversion option and detachable warrant liabilities	-	-		(1,618,226)	(4,949,146)

Balance, June 30, 2008	5,926,222	(475,957)		4,292,443	12,678,746
Amortization of debt discount	-	475,957		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(3,376,290)	(9,967,311)

Balance, September 30, 2008	5,926,222	-		916,153	2,711,435
Change in fair value of conversion option and detachable warrant liabilities	-	-		(417,657)	(1,239,543)

Balance, December 31, 2008	5,926,222	-		498,496	1,471,892
Accrued interest added to principal balance	137,044	(11,600)	*	11,600	-
Conversion of notes to common stock	(1,426,346)	-		(232,380)	-
Amortization of debt discount	-	11,600	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		44,092	(250,721)

Balance, March 31, 2009	4,636,920	-		321,808	1,221,171
Accrued interest added to principal balance	110,162	(8,948)	*	8,948	-
Conversion of notes to common stock	(497,458)	-		(85,234)	-
Amortization of debt discount	-	8,948	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,024,105	4,004,180

Balance, June 30, 2009	4,249,624	-		1,269,627	5,225,351
Accrued interest added to principal balance	104,487	(34,498)	*	34,498	-
Conversion of notes to common stock	(6,216)	-		(1,945)	-
Amortization of debt discount	-	34,498	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(444,562)	(1,914,539)

Balance, September 30, 2009	$4,347,895	$-		$857,618	$3,310,812

* Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$3,500,000	$(3,013,890)	$150,428	$214,896
Amortization of debt discount	-	291,666	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	248,483	354,976

Balance, March 31, 2008	3,500,000	(2,722,224)	398,911	569,872
Change in fair value of conversion option and detachable warrant liabilities	-	-	(26,769)	(38,242)

Balance April 1, 2008 (date of modification)	3,500,000	(2,722,224)	372,142	531,630
Loss on extinguishment of debt	-	2,722,224	(372,142)	(531,630)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(3,500,000)	2,658,600	3,798,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(203,700)	(291,000)

Balance, June 30, 2008	3,500,000	(3,125,000)	2,454,900	3,507,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(1,854,300)	(2,649,000)

Balance, September 30, 2008	3,500,000	(2,750,000)	600,600	858,000
Amortization of debt discount	-	375,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(298,200)	(426,000)

Balance, December 31, 2008	3,500,000	(2,375,000)	302,400	432,000
Accrued interest added to principal balance	80,938	(7,009)	7,009	-
Amortization of debt discount	-	376,107	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(63,757)	(89,000)

Balance, March 31, 2009	3,580,938	(2,005,902)	245,652	343,000
Accrued interest added to principal balance	82,809	(6,542)	6,542	-
Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	377,334	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	683,946	1,122,000

Balance, June 30, 2009	2,616,963	(1,635,110)	766,770	1,465,000
Accrued interest added to principal balance	73,429	(23,776)	23,776	-
Conversion of notes to common stock		-		-
Amortization of debt discount	-	395,623	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(119,462)	(262,000)

Balance, September 30, 2009	$2,690,392	$(1,263,263)	$671,084	$1,203,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at April 1, 2008 (inception)	$3,125,000	$(3,125,000)	$1,002,813	$2,993,750

Amortization of debt discount	-	390,625	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(457,188)	(685,000)

Balance, June 30, 2008	3,125,000	(2,734,375)	545,625	2,308,750

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	-	(718,125)

Balance July 28, 2008 (date of
modification)	3,125,000	(2,734,375)	545,625	1,590,625

Gain on extinguishment of debt	-	701,167	-	(1,590,625)

Fair value of amended notes, conversion
option liability and detachable warrant
liabilities	-	(841,400)	-	2,084,375

Amortization of debt discount	-	369,590	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(433,750)	(1,176,875)

Balance, September 30, 2008	3,125,000	(2,505,018)	111,875	907,500

Amortization of debt discount	-	359,073	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(38,437)	(480,625)

Balance, December 31, 2008	3,125,000	(2,145,945)	73,438	426,875

Amortization of debt discount	-	421,180	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(12,500)	(103,125)

Balance, March 31, 2009	3,125,000	(1,724,765)	60,938	323,750

Amortization of debt discount	-	431,191	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	287,812	718,750

Balance, June 30, 2009	3,125,000	(1,293,574)	348,750	1,042,500

Conversion of notes to common stock	(828,930)	-	(98,787)	-

Amortization of debt discount	-	431,191	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	83,885	(210,625)

Balance, September 30, 2009	$2,296,070	$(862,383)	$333,848	$831,875

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at July 28, 2008 (inception)	$1,250,000	$(1,250,000)	$142,500	$856,750

Amortization of debt discount	-	104,167	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(97,750)	(491,000)

Balance, September 30, 2008	1,250,000	(1,145,833)	44,750	365,750

Amortization of debt discount	-	156,250	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(15,375)	(195,000)

Balance, December 31, 2008	1,250,000	(989,583)	29,375	170,750

Amortization of debt discount	-	156,250	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	(5,000)	(41,250)

Balance, March 31, 2009	1,250,000	(833,333)	24,375	129,500

Amortization of debt discount	-	156,250	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	115,125	287,500

Balance, June 30, 2009	1,250,000	(677,083)	139,500	417,000

Amortization of debt discount	-	156,250	-	-

Change in fair value of conversion
option and detachable warrant
liabilities	-	-	254,363	(84,250)

Balance, September 30, 2009	$1,250,000	$(520,833)	$393,863	$332,750

A summary of the balances as of September 30, 2009 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,347,895	$-	$857,618	$3,310,812

2007 Notes	2,690,392	(1,263,263)	671,084	1,203,000

April 2008 Notes	2,296,070	(862,383)	333,848	831,875

July 2008 Notes	1,250,000	(520,833)	393,863	332,750

Balance, September 30, 2009	$10,584,357	$(2,646,479)	$2,256,413	$5,678,437

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2009	79,072,942	$0.63
Granted	-	-
Cancelled/forfeited	(3,306,999)	1.10
Exercised	-	-
Outstanding at September 30, 2009	75,765,943	$0.65

The following tables summarize warrants outstanding at September 30, 2009:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable
$0.43-2.50	75,765,943	3.47 years	$0.65	64,965,943

Series	Issue Date	Outstanding at January 1, 2009	Granted	Exercised / Forfeited	Outstanding at September 30, 2009

B	April 2004	1,950,001	-	(1,950,001)	-
D	June 2004	972,223	-	(972,223)	-
E	2004-2005	141,000	-	-	141,000
F	April 2005	14,385	-	-	14,385
G	April 2005	3,564,188	-	-	3,564,188
G-BH	April 2005	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	-	10,000
J	August 2005	16,255	-	-	16,255
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,551,870	-	(384,775)	1,167,095

		79,072,942	-	(3,306,999)	75,765,943

1.  Series A, Series B, Series C, Series D, Series H and Series K warrants have expired.

In connection with the 2006 SPA, the Company issued to a placement agent warrants with a term of five years to purchase 600,710 shares of the Company’s common stock at an exercise price of $0.44.  In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company’s common stock at an exercise price of $1.20.  In connection with the April 1, 2008 SPA, the Company will issue warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended September 30, 2009 and 2008, the Company amortized $5,014 and $9,398, respectively, of debt issuance costs.  During the nine months ended September 30, 2009 and 2008, the Company amortized $15,042 and $136,199, respectively, of debt issuance costs.  For the nine months ended September 30, 2008, $53,905 of debt issuance cost amortization is included in loss on extinguishment of debt.

6.	Fair Value Disclosures

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2009.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$1,520	$1,517	$-	$-
	$1,520	$1,517	$-	$-
LIABILITIES:
Conversion option liabilities	$2,256,413	$-	$-	$2,256,413
Detachable warrant liabilities	5,678,437	-	-	5,678,437
	$7,934,850	$-	$-	$7,934,850

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

On April 8, 2009, the Company’s former landlord filed a civil suit alleging breach of contract under the lease agreement.  The complaint seeks damages of approximately $240,000.  The Company is currently negotiating a settlement with the former landlord, the outcome of which is unknown at this time.  The Company has accrued a liability of $241,261 in its consolidated balance sheets as of September 30, 2009 and December 31, 2008 related to this lawsuit.

8.	Subsequent Events

In a letter agreement dated September 30, 2009, signed by Castlerigg Master Investments, Ltd., (the “Investors”) and the Company, the Investors granted the Company a limited waiver by which accrued interest in the amount of $162,462 due under the secured notes payable as of September 30, 2009 will be added to the principal balance of the Notes rather than be paid in cash or through conversion of the Notes.

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

Overview

We design, produce and sell standards-based, proprietary high-speed network switching and related “virtualized fabric” technologies.  Our “distributed hybrid fabric” networking and integrated systems’ technologies allow users to upgrade both their traditional networks as well as their server and storage arrays with our products to allow for more efficient management of high-bandwidth transport, applications and security.  The implementation of our products in a user’s network provides architectural solution alternatives, at a systems level, unavailable from existing switching, routing and server technologies.

We have designed and produced a family of virtualized network switching products branded the “Ether-Raptor” line, which consist of core and edge switch products that operate together in a unique and highly efficient manner.  In a departure from traditional, centralized chassis-based switch architectures that were originally designed to handle latency (a time delay in the transfer of data) insensitive traffic such as email and block data transfers, we have developed the ability to “bind” physically separated network switches into a common “virtual chassis,” creating the ability for a single network device to exist in multiple locations at the same time.  This contiguous transport architecture allows for very fast data transport while removing the limitations of active/passive link states common in legacy networks.  This functionality is believed to be essential to new high-bandwidth, latency sensitive applications such as Voice over Internet Protocol (“VoIP”), streaming video, Internet Protocol Television (“IPTV”) and cloud computing and storage, none of which existed when traditional chassis-based network switch designs were originally designed.  We believe that our “distributed fabric” architecture and associated products may redefine the manner in which data distribution occurs for service providers offering VOIP, streaming video, IPTV and cloud computing and access.  Due to the full, open-standards compatibility of our Ether-Raptor product line, our network switching products have nearly universal applicability on legacy as well as newly installed Ethernet networks where speed, high bandwidth, cyber resiliency, and survivability are essential.

We have advanced our architecture and intellectual property this year to design a next-generation network appliance that becomes a “hybrid fabric” device; half core network transport product and half embedded applications server.  The belief is that the IT world will ultimately adopt “hybrid fabric” architectures, blurring the distinction between a network device, a computing device and a security device, creating the same degree of convergence in the systems arena that has already occurred in the telecom space.  We are thus designing our first “hybrid fabric” converged machine comprising a high performance, virtualized fabric core networking device with a multi-core, applications ready processor embedded in the transport fabric itself.  It is management’s belief that our licensing business will be enabled once traditional network, server and applications providers come to appreciate the value of hybrid, tightly integrated architectures.

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $80,405,466 through September 30, 2009.  At September 30, 2009, we had a deficit in working capital of $15,644,740 of which $7,934,850 relates to the fair value of derivative financial instruments.  From inception through December 31, 2008, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2008.

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

Inventory Valuation

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  We increased our provision for excess and obsolete inventories during the nine months ended September 30, 2009 by $32,665 for raw materials on hand used in a product we no longer manufacture.

Valuation of Derivative Financial Instruments

Our senior convertible notes are classified as non-conventional convertible debt.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them at their fair value at inception.  These embedded instruments related to our senior convertible notes payable include the conversion features, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.  The fair value of the conversion features and warrants in excess of the face value of the debt host instrument is expensed at the time of closing the financing.  The discount amount up to the face value of the debt host instrument is amortized as additional interest expense over the life of the notes.

To determine the fair value of the derivative instruments, we make certain assumptions regarding the expected exercise price and the expected term of exercise. The expected exercise term of the conversion features and warrants impacts the volatility and risk-free interest rates used in the Black-Scholes calculations.

 RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2009 and 2008.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended				For the Nine Months Ended
	September 30,	September 30,	Change		September 30,	September 30,	Change
	2009	2008	($)	(%)	2009	2008	($)	(%)

REVENUE, NET	$699,171	$75,662	$623,509	824%	$1,252,208	$551,808	$700,400	127%
COST OF SALES	345,320	21,384	323,936	1515%	639,541	167,388	472,153	282%

GROSS PROFIT	353,851	54,278	299,573	552%	612,667	384,420	228,247	595%

OPERATING EXPENSES
Salary expense and salary related costs	136,842	471,363	(334,521)	-71%	474,732	1,640,396	(1,165,664)	-715%
Marketing expense	75	-	75	0%	3,170	78,810	(75,640)	-965%
Research and development	9,918	294,474	(284,556)	-97%	55,376	977,143	(921,767)	-94%
Selling, general and administrative	130,330	666,137	(535,807)	-80%	356,250	2,174,839	(1,818,589)	-84%

Total operating expenses	277,165	1,431,974	(1,154,809)	-81%	889,528	4,871,188	(3,981,660)	-82%

Loss from operations	76,686	(1,377,696)	1,454,382	-106%	(276,861)	(4,486,768)	4,209,907	-94%

OTHER INCOME (EXPENSE)
Interest income	4	1,126	(1,122)	-100%	21	10,752	(10,731)	-100%
Change in fair value of warrant and conversion option liabilities	2,697,189	20,764,618	(18,067,429)	-87%	(5,024,967)	18,511,416	(23,536,383)	-127%
Loss on extinguishment of debt	-	(353,517)	353,517	-100%	-	(5,182,474)	5,182,474	-100%
Cost of financing senior convertible notes	-	(424,250)	424,250	-100%	-	(4,973,096)	4,973,096	-100%
Amortization of discount on convertible debt	(1,017,562)	(1,324,714)	307,152	-23%	(2,956,422)	(5,237,645)	2,281,223	-44%
Interest expense	(319,034)	(337,246)	18,212	-5%	(919,057)	(931,419)	12,362	-1%
Loss on sale of property and equipment	-	(65,101)	65,101	-100%	-	(65,101)	65,101	-100%

Total other income (expense)	1,360,597	18,260,916	(16,900,319)	-93%	(8,900,425)	2,132,433	(11,032,858)	-517%

Loss before income taxes	1,437,283	16,883,220	(15,445,937)	-91%	(9,177,286)	(2,354,335)	(6,822,951)	290%

Income tax benefit	-	-	-	0%	-	-	-	0%

NET INCOME (LOSS)	$1,437,283	$16,883,220	$(15,445,937)	-91%	$(9,177,286)	$(2,354,335)	$(6,822,951)	290%

Net Revenues

The increase in revenues in the third quarter of 2009 as compared to the same period in 2008 of $623,509 or 824% is mainly due to the success the Company is experiencing with its government related business.  In the third quarter of 2009, our revenues consisted entirely of government orders for products ($504,373) and services ($194,798).  The increase in revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 of $700,400 or 127% is due to the increase of government orders throughout 2009 exceeding the reduction in commercial sales.  In total, we sold 42 ER 1010 E core systems in the first nine months of 2009 compared to 11 ER 1010 A/Cs in the same period of 2008.

Gross Profit

Gross profit increased by $299,573 in the third quarter of 2009 as compared to the third quarter of 2008.  This increase is mainly due to the increase of revenues mentioned above.  Gross profit as a percentage of sales amounted to 51% and 72% for the third quarters of 2009 and 2008, respectively.  Main reasons for the decrease in gross profit margins are as follows:  The Q3 2008 shipments represented the sale of only 3 ER1010’s which carried a relatively high margin because of a lack of competition on a relatively small deal.  Secondly, a substantial portion of Q3 2009 revenues consisted of service revenues ($195K or 28% in Q3 2009 and 0% in Q3 2008) which carries a lower margin than product sales (product sales normally carries a 60%+ margin and the service billings in Q3 2009 carried a 40% margin).  Finally, the fact that we accelerated the amortization of the license fees from an amortization of $548 per system sold in 2008 to $2,160 per system effective January 1, 2009 resulted in an additional license charge for 24 systems of $51,840 (7% of Q3 2009 product revenues) in Q3 2009 compared to a charge of $1,644 for 3 ER1010’s in Q3 2008 (2% of product revenue in Q3 2008).

For the nine months ended September 30, 2009, gross margin dollars increased from $384,420 in the first nine months of 2008 to $612,667 in the same period in 2009 (59% increase).  Gross profit margin decreased from 70% in the first nine months of 2008 to 49% in the first nine months of 2009.  Main reasons for this decrease are the increased license charges ($2,160 per system versus $548; impact on margin dollars of $67,704 or 5.4%) and the higher content of lower margin services in the first nine months of 2009 versus the same period in 2008 (no services in the first nine months of 2008).

Operating Expenses

The decrease in operating expenses in the third quarter of 2009 compared to the same period of 2008 was $1,154,809, or 81%, and resulted primarily from the Company changing from a product development to a licensing model in September 2008, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  This change of model resulted in substantial decreases in salary expenses, research and development and SG&A, as further explained below.

Salary Expenses

Salary and salary-related expenses decreased by $334,521 in the third quarter of 2009 compared to the same period in 2008, representing a 71% decrease.  The decrease of expenses incurred in the third quarter of 2009 is the result of a substantially reduced headcount, from a headcount level of 10 employees in the third quarter of 2008 to 4 employees in the same period of 2009.  In addition, we charged the government $57,734 for services provided in the third quarter of 2009, further reducing salary expenses.  We did not incur this type of billings in the third quarter of 2008.  We also substantially reduced salary levels for management, effective during the fourth quarter of 2008 and the first, second and most of the third quarters of 2009.  During the first nine months of 2009, salary expenses decreased from $1,640,396 in 2008 to $474,732 in the same period of 2009, a decrease of $1,165,664 or 71%.  The reasons for this decrease were a decrease of headcount, the reduced salary levels for management and the charge-out of $112,143 in connection with services provided during 2009.

Research and Development

Research and development expenses decreased from $294,474 in the third quarter of 2008 to $9,918 in the third quarter of 2009, a decrease of 97%.  In the first nine months of 2009, research and development expenses decreased by $921,767 or 94%.  The main reason for these decreases was the decrease of activity levels in connection with the change of operating model mentioned before.  Decreased activity levels resulted in substantial headcount savings based on a decrease of headcount from 7 in the third quarter of 2008 to 2 in the same period of 2009 and from 10 during the first 9 months of 2008 to 2 in the same period of 2009.  Additionally, decreased activity levels resulted in a reduction of support costs, prototyping, parts consumption and elimination of design tool rentals in the third quarter and first nine months of 2009 compared to the same periods in 2008.  In addition, we billed $23,047 and $41,433, respectively, in connection with services provided in the three and nine months ended September 30, 2009 by our R&D engineers, further decreasing R&D expenses.  We did not incur this type of billings in the first nine months of 2008.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $666,137 in the third quarter of 2008 to $130,330 in the third quarter of 2009.  This decrease of 80% is the result of decreased activity levels as a consequence of the change of operating model mentioned before.  Main decreases occurred in headcount activity related expenses which decreased by $70,000 (office expenses, copier, IT support, travel and telephone and employee relocation),  bad debt charges which decreased from $59,000 to $0; charges for inventory variances decreased by $68,000, office rent decreased by $66,000 (move to a lower cost and smaller facility in connection with headcount reduction) and professional fees decreased by $248,000 (third quarter 2008 included approximately $150,000 charged for legal fees in connection with the August 2008 financing and the remaining decrease resulted from using less consultants and reduced audit, legal and accounting fees).  SG&A decreased from $2,174,839 in 2008 to $356,250 in 2009, a decrease of 84%.  Main reasons for this decrease were a decrease of finder’s fees ($187,500), bad debt charges ($49,000), directors’ fees (down $15,000), headcount activity related expenses (down $271,000), investment relations ($42,000), office rent ($199,000), inventory variances ($66,000) and professional fees ($905,000).

Net Other Income (Expense)

Net other income was $1,360,597 for the three months ended September 30, 2009 as compared to $18,260,916 for the same period in 2008.  Net other expense was $8,900,435 for the nine months ended September 30, 2009 as compared to net other income of $2,132,433 for the same period in 2008.  The primary reasons for these changes are:

•
For the three months ended September 30, 2009, the fair values of our conversion option and warrant liabilities decreased by $2,697,189 compared to a decrease in their fair value of $20,764,618 for the three months ended September 30, 2008.  The increase in the fair value of our conversion option and warrant liabilities was $5,024,967 for the nine months ended September 30, 2009 compared to a decrease of $18,511,416 for the nine months ended September 30, 2008.  The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion features and warrants.  The change in fair value was primarily attributable to the change in the price of our stock.  Our stock price increased from $0.14 at January 1, 2009 to $0.26 at June 30, 2009 and decreased to $0.21 at September 30, 2009.  In 2008, our stock price increased from $0.68 at January 1, 2008 to $0.70 at June 30, 2008 and decreased to $0.28 at September 30, 2008.

•
Amortization of the discount on convertible debt was $1,017,562 and $2,956,422, respectively, for the three and nine months ended September 30, 2009 compared to $1,324,714 and $5,237,645, respectively, for the three and nine months ended September 30, 2008.  The decrease resulted from the notes we entered into in 2006 being completely amortized, offset by an increase in amortization on the notes we entered into in 2008 and an increase in the debt discount after accounting for the modifications of the 2007 and April 2008 financings.

•
In 2008, we modified our July 2007 financing to reduce both the conversion price on the notes and the exercise price of the warrants from $1.21 to $0.50 and we amended the Series Q warrants to reduce the exercise price from $1.00 to $0.50.  The decrease in the exercise price, along with the write-off of the carrying value of debt issuance costs of $53,905 resulted in a loss on extinguishment of debt of $353,517 and $5,182,474 for the three and nine months ended September 30, 2008, respectively.  There were no debt modifications in 2009.

•
The cost of financing senior convertible notes was $424,250 and $4,973,096 for the three and nine months ended September 30, 2008, respectively.  During 2008, we entered into two financing transactions for an aggregate purchase price of $4,375,000.  Additionally, we recognized $1,146,033 related to the contingency option of the M warrants in 2008.  We did not enter into any financing in 2009.

•
Loss on the sale of property and equipment was $65,101 for the three and nine months ended September 30, 2008.  After reducing our headcount substantially, we relocated to a new, smaller facility.  Due to substantial space constraints, we sold certain property and equipment for cash proceeds of $2,750 and wrote off the remaining tenant improvements at the old facility, resulting in a loss of $65,101.  There were no such transactions in 2009.

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

For the nine months ended September 30, 2009, we incurred a net loss of $9,177,286.  Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of September 30, 2009, we had a deficit in working capital of $15,644,740 of which $7,934,850 relates to the fair value of derivative financial instruments.

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

The secured notes and the N warrants, O warrants and P warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to us, of up to 9.99%)

April 2008 Senior Secured Convertible Note Financing

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

 The secured notes warrants contain certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

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

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2009 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 During the third quarter ended September 30, 2009 the Company issued 4,351,614 shares of its common stock upon the conversion of $835,146 in principal under its July 2006, July 2007 and April 2008 senior convertible notes.

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

10.3	Letter agreement with regard to certain cash payments dated March 31, 2009 (incorporated herein by reference to exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on April 7, 2009)
10.4	Letter agreement with regard to certain cash payments dated June 30, 2009 (incorporated herein by reference to exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on July 9, 2009)
10.5x	Facility lease agreement with Martin Investment dated June 23, 2009
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: November 16, 2009	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger,
Chief Executive Officer (principal executive officer)

Date: November 16, 2009	By:	/s/ BOB VAN LEYEN
Bob van Leyen,
Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

10.5	Facility lease agreement with Martin Investment dated June 23, 2009
31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002