Form 10-K
period 2009-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2010-03-29
CIK 1163300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:  000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1573852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1508 S. Grand Avenue, Santa Ana, CA	92705-4411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (714) 380-6659

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                            Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2009 (June 30, 2009) of $0.25 per share was $18,474,701.  For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates.  This determination of affiliate status is not a determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each registrant’s classes of common stock, as of the latest practicable date:  85,922,744 shares of common stock $0.001 par value as of March 26, 2010.

PART I

Cautionary statement regarding forward-looking statements.

When used in this report on Form 10-K (this “Report”), the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other expressions that convey uncertainty of future events or outcomes are intended to identify “forward-looking statements.”  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report.  While forward-looking statements represent our management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected.  These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs and failure to establish relationships with and capitalize upon access to new customers.  We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

Overview

We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc.  We originally were engaged in the business of offering EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the U. S. Securities and Exchange Commission (“SEC” or “Commission”), but generated minimal revenues from these operations.  On October 17, 2003, we completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation (“Raptor”), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary.

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

We believe the unique features of our products can best be summarized as follows:

●	we were first to market with “distributed common core fabric,” a network switch technology that eliminates dependency on complex and costly chassis products;

●	our simplified architectures improve redundancy and resiliency;

●
the reduced complexity, tighter hardware integration and common components (including common software components) of our products provides users the opportunity for economies of scale and reduced costs;

●	the open standards of our products provide for compatibility with legacy products;

●	our products’ low transport latency can support emerging converged video, voice and data applications without sacrificing Quality-of-Service; and

●	the Layer 2-7 Classification of our products provides full feature sets across a user’s network.

In 2009, we have advanced our architecture and intellectual property to design a next-generation network appliance that becomes a “hybrid fabric” device; part core network transport product, part embedded applications server, part content caching device and part secure communications appliance.  Management’s belief is that the IT world will ultimately adopt “hybrid fabric” architectures, blurring the distinction between a network device, a computing device and a security device, creating the same degree of convergence in the systems arena that has already occurred in the telecom space.  We are thus designing our first “hybrid fabric” converged machine comprising a high performance, virtualized fabric core networking device with a multi-core, applications ready processor and accompanying storage embedded in the transport fabric itself.

We remain an early stage technology company and, commencing with our inception, have operated, and are now operating, at a significant loss.  We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.  In October 2008, we shifted our principal operating model from product development to licensing, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  While we shifted principally to licensing, we continue to pursue product and service revenue at a much diminished rate.  This change of model enabled the Company to substantially reduce expenses throughout 2009, contributing to a positive cash flow for the year.  There can be no assurance that this shift in business model will be successful.  Should the licensing model prove to be unsuccessful, our investors could lose their entire investment in us.

Our principal headquarters are located at 1508 S. Grand Ave., Santa Ana, California  92705 and our phone number is 714-380-6659.  Our Internet address is www.raptor-networks.com.  Our Code of Ethics, Audit Committee Charter, Nominating and Governance Committee Charter and Compensation Committee Charter may be found on our website at the Internet address set forth above.  Our filings with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.  The SEC’s web site address is www.sec.gov.

Industry Background

Distributed computing and accelerating use of the Internet for information access as well as communication have driven an exponential expansion in the use of internetworking for more than thirty years.  Most of today’s networks were engineered based upon standards and technology optimized for handling a single data type – character data, which was previously the prevalent form of data.  However, today’s sophisticated applications often require multiple data types with speed and bandwidth requirements so high that prevailing network technology becomes stressed.  Often times the system upgrades required to support these new applications is not cost justifiable, thereby slowing the rate of adoption and utilization of advanced network applications.

New converged applications including video on demand, remote synchronous data storage mirroring, global server clustering, business continuity, disaster recovery and distance collaboration are just a few of the high-bandwidth network applications that can have great value to an enterprise embracing them.  However, the cost to replace or upgrade existing networks with the requisite efficient, high-bandwidth infrastructure to support these new applications is, in many cases, financially prohibitive.  For example, a typical chassis-based upgrade, the type of which is offered by some of our competitors, involves replacing the power supplies, management units, backplane, fan trays and interconnect blades in the unit being upgraded.  It is not unusual for the upgrade to cost as much or more than the original machine.

Our Strategy

Our answer to the cost barrier of the adoption of high-bandwidth (full 10 Gigabit) networking is the introduction of next-generation networking and “hybrid fabric” systems products that are fundamentally less complex, more architecturally flexible, compatible with legacy products and faster than traditional chassis-based alternatives. Most importantly, our next-generation appliances were designed to work together seamlessly, “binding” into a common, virtualized chassis despite being physically or geographically separated. We believe that being in a position to offer customers a low cost-of-entry network and systems alternative will ultimately allow us to achieve success in the network and large scale systems market place.

The core philosophy underlying our technological approach is to do at Layer 2 (the Data Link Layer) in hardware what traditional, chassis based network transport architectures require Layer 3 protocols (the Network Layer) in software to achieve.  Our “distributed switch fabric” approach provides a means to achieve seamless and coherent peer-to-peer communication between physically separated switches at Layer 2.  The result is, effectively, a single network switch consisting of a cluster of standalone, high-performance blades physically separated from one another by currently up to 120 kilometers per hop (in line with what optics technology allows; distance can be increased using lighted fiber).  This flexibility permits the use of unique network topologies that allow for highly-robust, super-redundant networks to be designed and implemented that provide data transport at wire-speed (the maximum speed at which the equipment is built to operate) with the versatility to run latency-sensitive data applications (such as VoIP or streaming video) at a cost-effective price without sacrificing quality.

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

Our proprietary Raptor Adaptive Switch Technology (“RAST”) provides an innovative new way to connect local and wide area networks, allowing users new options in the way they design their distribution networks.  Simply stated, RAST allows discrete network elements, separated in distance by more than 1,000 kilometers, to “bind” into a common “virtual switch,” providing for ultra-fast Layer 2 transport across those distances.  Compatible with existing open standards legacy products, RAST allows customers to add significant capability to converge voice, video and all data types on to their existing network without the need for expensive, end-to-end upgrades.  RAST also allows highly resilient networks to be created at lower costs, both in terms of initial capital expenditure and ongoing operating costs, than traditional legacy chassis-based systems.  Because RAST allows virtually any network size and topology to be engineered from our common “building block” switches, the cost of adoption, as well as the cost of support, is minimized.

One of the most difficult data types for networks to handle is VoIP.  By optimizing the handling of all data packet types on a given network, treating them as though they were all video data, our architecture enables the construction of true wire-speed networks and achieves multiple objectives for the user community.  First, it allows for voice, video, storage and other sophisticated applications that can improve operations and establish new revenue streams.  Second, it augments, rather than replaces, the existing internetworking infrastructure already in place, leveraging the user’s existing capital investment and minimizing the incremental capital outlay required to support these new applications.

To date, we have filed multiple patents with respect to a range of “distributed fabric” technologies and architectures, including the application of these architectures to network transport, security, resiliency, encryption and satellite communications.  To date, 5 of these patents were approved, published and issued.  We believe the newly issued patents and the patents still pending will give us a substantial competitive advantage because of the added level of functionality these technologies provide our products.

Our Products

Our flagship product in 2009 is a virtualized fabric network core switch, the Ether-Raptor-1010E (“ER-1010E”), which superceded the ER-1010A/B/C in March 2008.  The ER-1010E is a combination 10Gb/GbE switch.  We also offer a pure edge switch, the Ovi-Raptor-1048 (“OR-1048”) and three types of NIC cards.  All our switches are based upon a common family of merchant silicon and embedded software.

ER-1010E

Our ER-1010E 1Gb/GbE and 10Gb/GbE network switch significantly reduces the cost of adoption of ten gigabit networking by allowing for the construction of an entire network from a series of our common, high performance “building blocks.”  The ER-1010E consists of 24 ports of 1Gb/GbE and six ports of 10Gb/GbE.  The ER-1010E is built in a 1U high, self-powered, self-managed enclosure.  Unlike the large and complex chassis-based switches from which they evolved, our network switches are physically placed near the devices or clients they serve.  When these switches are then subsequently connected together, either over copper or fiber links, they collectively “bind” into a single “virtual” network switch.  This patented “distributed virtual switch” architecture, filed under Raptor Networks Technology, Inc.’s name, scales linearly, reduces inter-network disconnects and moves data at very high speeds.  Because the topology consists of a collection of self-managed, interconnected building blocks of identical composition, the architecture of the ER-1010E improves redundancy, keeps latency very low across broad distances, allows for simpler management and is priced lower than chassis-based alternatives.  In 2008 we began offering an ER-1010E version with dual redundant power supply capabilities.

OR-1048

The OR-1048 is a 48-port 1GbE edge switch with the option for two 10GbE uplinks and four optional 1GbE fiber ports.  The OR-1048’s standard features include comprehensive management functions and Web management.

Network Interface Cards (NICs)

Raptor provides three types of NIC cards providing users with 2, 4, or 6 1Gigabit Ethernet ports for hooking up personal computers and servers to the network through Ethernet switches.

Research and Development

We spent $114,387 and $983,546 in 2009 and 2008, respectively, on research and development. The significant reduction in R&D expense can be attributed to completion of ER-1010E development in 2008 and a sharp downsizing in response to the distressed economic environment in 2009.

We commenced our transition into the data network switching industry in October 2003.  From October 2003 until early 2005, we worked to develop our first flagship product, the ER-1010.  By the end of the third quarter of 2004, our design team had finalized the design work on a fiber based RAST card.  This card enables all our network switching systems employed in a network connected through fiber to work as one “virtual chassis” system, even if such systems are located up to 120 kilometers apart.  In September and October 2004, we developed a 10-Giga-fiber card, which enables our systems to communicate with other brands of network switches.

During 2005, our research and development resources were mainly focused on adding features to the ER-1010, such as Data Management Software (software enabling analysis of data flows handled by the ER-1010) and other enriching functions.  Throughout 2005, substantial testing of the ER-1010 was carried out internally for the purpose of ensuring that product features worked as expected and extensive external testing was conducted to validate the quality of our products.  In the fourth quarter of 2005, certain parts of the ER-1010 were upgraded, including the replacement of certain cables to reduce manufacturing costs, and an upgrade to a more powerful processor.  We also made significant progress in 2005 debugging software included in the ER-1010, resulting in substantial improvement of the ER-1010’s performance in terms of reduced failover time, increased stacking possibilities and smooth running of jumbo frames.

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

In 2007, we successfully finished testing of our product with a U.S. Federal government-approved test organization.  The research and development team spent considerable time developing the ER-1010E, an enhanced version of the ER-1010 as described above under the caption “Our Products.”  In addition, we developed a redundant power supply version of the ER-1010E and designed various new boards, which improved the stability of the ER-1010 and ER-1010E and suitability of our core system for the data storage market.  Our software development group upgraded our software to include additional protocols addressing customer-reported issues as well as additional supported protocols.

In the first half of 2008, we finished the development of the ER-1010E, including the redundant power supply version, which we made available for shipment in late March 2008.  During the remainder of 2008 we started the hardware design of an” IPv6” capable unit.  “IPv6” is a feature that facilitates an increase of the number of users on the internet and is a key requirement for obtaining government business.  In addition, we are considering developing various security related enhancements.

In 2009, we billed one customer for research and development activities.  In the future, we expect that there may be additional periodic opportunities to engage in customer specific projects for which we can bill a portion of our research and development expenses to such customers.

Sales and Marketing

We market and sell our products to customers through a combination of direct sales to end users and sales through resellers.  Our sales offices are located at our principal headquarters in Santa Ana, California.  In addition, we have finder’s fee and consulting agreements in place with a number of independent third parties to facilitate the sale of our products on a global basis.

Competition

We believe the key competitive factors in today’s network switching market are, in order of priority:  price, speed, features, brand recognition and interoperability (compatibility with legacy products).  We intend to become competitive by offering products that offer architectural performance, resiliency and power efficiency advantages at a price that cannot be matched by today’s centrally-architected legacy networks alternatives.  We seek to gain and expand a market presence through aggressive marketing and sales efforts.  However, our market continues to evolve and we may not be able to compete successfully against current and future competitors.

We operate in a competitive industry with many established and well-recognized competitors.  In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products.  We also compete with, among others, Extreme Networks, Alcatel/Lucent, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, Juniper Networks and Avaya.  Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts.

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

Manufacturing and Suppliers

Our success will depend on partnerships in both technology and related support.  Our primary technology provider is Broadcom Corporation.  Broadcom’s 10 Gigabit Ethernet, Gigabit Ethernet and fast Ethernet transceivers provide the Ethernet and 10 Gigabit switching fabric in our distributed architecture.  Another major supplier is TTM Corporation, which supplies PCB fabrication and PCB design and analyses support.  Our operating system is based on WindRiver’s VxWorks, which is widely used throughout the information technology industry.

All of our manufacturing activities have been outsourced to Express Manufacturing Inc. (“EMI”), a subcontractor located in the same vicinity as our principal headquarters.  EMI’s manufacturing activities for us consist of printed circuit board assembly and final assembly of our products.  All of our inventory is stored at our principal headquarters and we supply it to EMI as needed to meet our orders.  We currently conduct final systems testing at our principal headquarters.

We utilize high quality providers of merchant silicon, embedded software, production circuit boards and loss-free interconnects to craft our switch products.  No extraordinary investments in custom ASICs, software or infrastructure were required to engineer our family of products.  In August 2004 we relocated our operations to a Federal Empowerment Zone and local enterprise zone, directly between EMI, our contract manufacturer, and Broadcom, our merchant silicon provider, in order to minimize facility costs and speed the design-to-production transition of new silicon switching innovations.  In October of 2008, we moved once again, remaining within the Federal Empowerment Zone, but reducing our footprint and lease rate to further cut expenses in order to attempt to survive the economic downturn.

Employees

As of March 22, 2010 we had 7 full-time employees.  None of our employees are a party to any collective bargaining agreements with us.  We consider our relations with our employees to be good.

Patents, Trademarks, and Licensing Agreements

We have twelve U.S. patent applications pending, five issued, two foreign applications pending and ten additional U.S. provisional applications pending with broad claim sets covering numerous aspects of our Ethernet Distributed Switch Fabrics.  The foreign applications pending are in Europe (“EPO”) and Japan.

While we see no evidence that the technology encompassed in the Ethernet Distributed Switch Fabrics patent applications is neither infringed upon by any third party, nor infringes on any prior art of any third party, we are unable to assess the validity, scope or defensibility of our patent applications, and any challenge to or claim of infringement relating to one or more of the patent applications could materially and adversely affect our business and results of operations.

We have not entered into any licensing or franchising agreements for revenue generating purposes.

Organization

We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc.  We originally were engaged in the business of offering EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the SEC, but generated minimal revenues from these operations.  On October 17, 2003, we completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation (“Raptor”), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary (the “Raptor Acquisition”).

The Raptor Acquisition was structured as a share-for-share exchange whereby we issued to Raptor’s shareholders, on a one-for-one basis, an aggregate of 19,161,256 shares of our authorized but previously unissued common stock in exchange for the 19,161,256 shares of Raptor common stock collectively held by them.

As of the date of the Raptor Acquisition, both we and Raptor were start-up, development stage companies and had each realized negligible revenues.  We are unable to locate any documentation or other information regarding how the value of our common stock or Raptor’s common stock was calculated in determining that the stock be exchanged on a one-for-one basis in the Raptor Acquisition.  In addition, there was no public market for either our or Raptor’s stock at the time of the Raptor Acquisition on which to base such an evaluation.   We have no reason to believe the Raptor Acquisition was not an arms-length transaction or that the terms of the Raptor Acquisition were not reasonable at the time the transactions were entered into.  However, we can provide no assurance that our common stock or Raptor’s common stock was not over-valued or under-valued in the Raptor Acquisition.

Upon the completion of the Raptor Acquisition, we changed our name to Raptor Networks Technology, Inc., terminated our EDGAR filing services operations and, by and through our subsidiary Raptor, became engaged in the data network switching industry.  The Raptor Acquisition has been treated as a reverse merger, with Raptor being considered the acquiring entity for accounting purposes.

Item 1A.	Risk Factors

Our independent registered public accounting firms have issued a report questioning our abilty to continue as a going concern.  This report may impair our ability to raise additional financing and adversely affect the price of our common stock.  In an attempt to address the Company’s ability to continue as a going concern, the Company changed its principal operating model from product development to licensing.  There can be no assurance that this shift in business model will be successful.

Our independent registered public accounting firms have qualified their opinions with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2009.  Reports of independent registered public accounting firms questioning a company’s ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements and financial information included in this filing do not reflect any adjustments that might be necessary if we are unable to continue as a going concern.  We currently have no commitment for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.  Because revenues decreased in 2008, structural changes to our business model that had been under consideration (and previously disclosed in our public filings) became necessary to continue operations.  The principal operating model of the Company was shifted from product development to licensing, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  There can be no assurance that this shift in business model will be successful.  Should the licensing model prove to be unsuccessful, our investors could lose their entire investment in us.  While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support our reduced SG&A expense.  In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.

Our substantial accumulated deficit, limited working capital and expectation of future losses may require that we obtain additional financing to continue operations, which we may not be able to secure on acceptable terms, if at all.  We are an early stage company and have had no significant revenues from operations to date.  As of December 31, 2009, we had an accumulated deficit of $83,923,177.  We have operated at a loss since our inception and expect to continue to experience losses from our operations for the foreseeable future.  Our net losses for fiscal 2009 and 2008 were $12,694,997 and $1,029,859 respectively.  We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future.  Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.

We funded our deficits in 2007 and 2008 largely by obtaining debt and equity financing from outside providers.  In 2009, we changed our operating model to reduce our expenses and financed our operations with the cash flow we generated from operating activities.  There can be no assurance that cash from operations will be sufficient to finance our operations in the future.

If we are unable to continue generating positive cash flows from operations and if we become unable to finance our operations, investors in our common stock or other securities could lose their entire investments.

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

We do not presently have a traditional credit facility with a financial institution.  The absence of a traditional credit facility could adversely impact our operations.  If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.  In addition, the terms of our senior convertible note financings subject us to certain covenants that prohibit us from borrowing additional funds unless certain conditions are satisfied, including, but not limited to, the closing price of our common stock being greater than $1.00 per share for 40 consecutive trading days or the aggregate dollar trading volume of our common stock being greater than $200,000 per day for 40 consecutive trading days.  Further, the terms of our July 2007, April 2008 and July 2008 senior secured convertible note financings provide that while the notes are outstanding, we will not conduct any other securities offerings or be party to any solicitations, negotiations or discussions regarding any other security offerings, except for offerings solely to one or more of the convertible note investors.

Our level of indebtedness reduces our financial and operational flexibility, and our level of indebtedness may increase.

As of March 22, 2010, the principal amount of our total indebtedness was $10,341,369 (see Note 5).  This balance includes $166,220 of accrued interest added to principal on January 12, 2010.  Our level of indebtedness affects our operations in several ways, including the following:

●	A significant portion of our cash flow may be required to service our indebtedness;
●	A high level of debt increases our vulnerability to general adverse economic and industry conditions;
●
The covenants contained in the agreements governing our outstanding indebtedness significantly limit our ability to borrow additional funds, dispose of assets, pay dividends, sell common stock and make certain investments;

●	Our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy or in our industry;
●	A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and
●	A default under our debt covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

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

We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc.  On October 17, 2003, we completed a transaction with Raptor Networks Technology, Inc., a California corporation (“Raptor”), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary.  With the completion of the acquisition transaction we changed our name to Raptor Networks Technology, Inc., terminated our previous operations (consisting of the “EDGARization” of SEC securities filings) and, by and through our subsidiary Raptor, became engaged in the data network switching industry.  After the transaction, our Board of Directors engaged new management to, among other things, review our operating and legal status.

As a result of management’s review of our historical corporate records, it appears that certain material documents and approvals regarding the transaction were not properly retained.  Furthermore, it appears that, from a review of the records available to us, certain procedural irregularities may exist regarding the structure and approval of the acquisition transaction under applicable law.  After a review of available documents and records relating to the acquisition transaction, Colorado counsel engaged by us has determined that the shares issued in the transaction were lawfully issued.  However, there is a risk, given the lack of complete records regarding the transaction, that the acquisition was not properly structured or approved.  The inability to resolve such deficiencies, should such deficiencies exist, could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, there is a risk that we may be subject to currently unknown liabilities resulting from our operations, or the operations of Raptor, prior to the acquisition transaction.  Should a claimed liability arise, we could expend significant time and resources defending or satisfying such claim, including, without limitation, the amount of any judgment or settlement required to satisfy any such claim and the payment of attorneys’ fees and other costs incurred in defending any such claim.

Evaluation of internal control and remediation of potential problems may be costly and time consuming and could expose weaknesses in financial reporting.

Our independent registered public accounting firm will be required to confirm in writing whether management’s assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010.

This process may be expensive and time consuming, and may require significant attention of management.  Management can give no assurance that material weaknesses in internal controls will not be discovered.  If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required.

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

We operate in a competitive industry with many established and well-recognized competitors.  In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products.  We also compete with Extreme Networks, Juniper Networks, F5 Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks and Alcatel, among others.  Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to our marketing efforts.  In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base could temporarily drop prices to stave off a potential successful market launch by our Company.  Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel.  There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

Evolving technology, updated industry standards and frequent new product and service introductions characterize the network switching market.  Our current products could become obsolete at any time.  Competitors could develop products similar to or better than ours, finish development before us or market their products more successfully than ours, any of which could hinder our potential success.  In order to be competitive, we must continue to develop and bring to market new products that offer substantially greater performance and support a greater number of users, all at lower price points than our competitors.  Our future success depends in significant part on our ability to evolve the performance and software of our existing products and develop and introduce new products and technologies in response to the evolving demands of the market and competitive product offerings.  However, unless we are able to raise additional capital or significantly increase revenues, we will not be able to devote a significant amount of resources to research and development, which could increase the likelihood that our current products become obsolete and prevent us from developing new products to keep up with the industry’s rapid technological advancements.

Because we believe that proprietary rights are material to our success, misappropriation of those rights or claims of infringement or legal actions related to intellectual property could adversely impact our financial condition.

Our success is dependent on our ability to protect our proprietary technology.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.  Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.  We currently have patented and patent-pending protection for our proprietary technology and plan to rely on non-disclosure agreements to further protect this technology.  There can be no assurance that these patents will be granted or that nondisclosure agreements will provide us meaningful protection.

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

We subcontract a significant amount of our manufacturing to Express Manufacturing, Inc. and may, in the future, subcontract with other third-party manufacturers.  In addition, some Company-branded products are manufactured by third party original equipment manufacturers (“OEMs”).  We may experience delays in product manufacturing and shipments from our manufacturers, which in turn could delay product shipments to our customers.  In addition, we may experience problems such as inferior manufacturing quality or failure to manufacture products according to specifications, any of which could have a material adverse effect on our business and operating results.  In the event we introduce new products or product enhancements, we may be required to rapidly achieve volume production by coordinating our efforts with suppliers and manufacturers.  The inability of our manufacturers or OEMs to provide us with adequate supplies of high-quality products, the loss of any of our third-party manufacturers or the inability to obtain components and raw materials could cause a delay in our ability to fulfill orders.

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

Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released.  Despite our testing procedures, these defects and errors may be discovered after they have been shipped to customers.  Any defects or errors in our products or failures of our customers’ networks, regardless of whether the failure is caused by our products, could result in:

●	negative customer reactions;
●	product liability claims;
●	negative publicity regarding us and our products;
●	delays in or loss of market acceptance of our products;
●	product returns; and
●	unexpected expenses to remedy defects or errors.

Our success is substantially dependent on general economic conditions and business trends, particularly in the information technology industry, a downturn of which could adversely affect our operations.

The success of our operations depends to a significant extent upon a number of factors relating to business spending.  These factors include economic conditions such as employment rates and labor supply, general business conditions, cost of goods and materials, inflation, interest rates and taxation.  Our business is affected by the general condition and economic stability of our customers as well as our vendors, suppliers and partners and their continued willingness to work with us in the future.  Our business is particularly sensitive to information technology (“IT”) spending patterns and preferences.  There can be no assurance that IT spending will not be adversely affected by general business trends and economic conditions, thereby impacting our growth, net sales and profitability.

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

The market prices of securities of technology-based companies (such as us) currently are highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2009, the high and low closing sale prices of a share of our common stock were $0.45 and $0.09, respectively.  On March 22, 2010, the last reported sale price of a share of our common stock was $0.19.  The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

●	conversion of our convertible notes and exercise of our warrants and the sale of their underlying common stock;
●	changes in market valuations of similar companies and stock market price and volume fluctuations generally;
●	economic conditions specific to the network switching or related information technology industries;
●	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
●	delays in our introduction of new products or technological innovations or problems in the functioning of our current or new products or innovations;
●	third parties’ infringement of our intellectual property rights;
●	changes in our pricing policies or the pricing policies of our competitors;
●	regulatory developments;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel; and
●	future sales of our common stock or other securities.

The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market.  You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.  Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and divert our management’s attention and resources.

Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 31, 2009, we had outstanding 85,922,744 shares of common stock, of which 9,029,437 shares were restricted under the Securities Act of 1933, as amended (the “Securities Act”).  As of December 31, 2009, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 130,212,842 shares of common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock.  Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing and cause us to incur additional expenses.

Under the terms of existing notes convertible into our common stock, warrants to purchase our common stock, non-compensatory options to acquire our common stock and other outstanding options to acquire our common stock issued to employees and others, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of such warrants and/or options or conversion of such notes, could result in dilution in the interests of our other shareholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of such convertible notes, options and warrants.  In addition, holders of certain convertible notes, options and warrants have registration rights with respect to the common stock underlying such convertible notes, options and warrants, the registration of which will cause us to incur a substantial expense.

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

The market price of our common stock and the value of your investment could substantially decline if our convertible notes, warrants or options continue to be converted into shares of our common stock and resold into the market, or if a perception exists that a substantial number of shares will be issued upon conversion or exercise of our convertible notes, warrants or options and then resold into the market.

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

As of December 31, 2009, we had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 130,200,000 shares of common stock.  In addition, as discussed elsewhere in these Risk Factors, the number of shares exercisable under outstanding warrants and convertible under outstanding notes may be subject to increase in the event of our future issuance of securities or a downward fluctuation in the market price of our common stock.  A change of control of our Company could occur if a significant number of shares are issued to the holders of our outstanding warrants or convertible notes.  If a change of control occurs, then the stockholders who historically have controlled our Company would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our Board of Directors and mergers and other business combinations involving our Company.  Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our Board of Directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities) and the acquisition or disposition of our assets.

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

Because we are subject to “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our stock is listed on the Over-the-Counter (“OTC”) Bulletin Board and constitutes “Penny Stock.”  Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the SEC.  Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system).  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock Market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account.  In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock trades under the symbol “RPTN” on the OTC Bulletin Board.  Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

In October 2008 we relocated to a smaller facility in the Federal Empowerment Zone of Santa Ana, California, which reduced our overhead expenses and created a more appropriate facility for our activities.  The address of our leased facilities is 1508 S. Grand Ave. Santa Ana, California 92705.  This facility, consisting of 2,400 square feet, includes our executive offices and research and development laboratory.  The initial lease agreement was effective September 22, 2008 for a period of six months. Thereafter the lease was extended for periods of six months and the current extension which was signed on December 16, 2009 expires on September 30, 2010.  The monthly base rent amounts to $1,560.00.

We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area.  We require full compliance by the lessor with applicable state and EPA environmental standards at our facility.  We believe that the current facilities are adequate for our expected needs through at least the end of 2010.

In October 2008, we rendered possession of our prior operating facility to the landlord and charged $241,261 to other expense in connection with rent due for the remainder of the lease (October 1, 2008 – July 31, 2009).  In November 2009, we settled the matter for $216,000, plus simple interest at 10 percent per annum until such amount is paid in full.  We paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, we will make monthly payments of $9,000.  A final payment of $6,106 is due by February 15, 2012.  As a result of the settlement, we recorded an additional expense of $21,435 for the year ended December 31, 2009.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our $0.001 par value common stock trades under the symbol “RPTN” on the OTC Bulletin Board.  The following table sets forth, for the quarters indicated, the high and low bid information for our common stock as reported by Pink Sheets, LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium.  The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Fiscal 2009
Fiscal Quarter Ended:	High	Low
December 31	$0.25	$0.16
September 30	$0.36	$0.18
June 30	$0.45	$0.09
March 31	$0.21	$0.11

	Fiscal 2008
Fiscal Quarter Ended:	High	Low
December 31	$0.68	$0.18
September 30	$0.32	$0.12
June 30	$0.90	$0.64
March 31	$0.95	$0.68

On March 22, 2010 the high and low sale prices for a share of our common stock as reported by Pink Sheets, LLC, were $0.20 and $0.19, respectively.

Holders

On March 22, 2010, we had 85,922,744 shares of our common stock outstanding held by 966 record shareholders.  This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or “street” name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not expect to be able to pay cash dividends in the foreseeable future as the terms of our senior convertible notes prohibit us from paying cash dividends for the term of the loan arrangement.

Recent Sales of Unregistered Securities

On November 17, 2009, we issued 1,155,255 shares of common stock for the conversion of $171,070 of the principal balance due on the April 2008 Notes.

On November 17, 2009, we issued 1,209,623 shares of common stock for the conversion of $176,000 of the principal balance due on the July 2008 Notes.

On December 9, 2009, we issued 200,000 shares of common stock for services provided.

On December 17, 2009, we issued 1,707,448 shares of common stock for the conversion of $224,000 of the principal balance due on the July 2008 Notes.

These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering.  This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide.  In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2009 and 2008.  This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.  This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories increased from $141,530 at December 31, 2008 to $201,694 at December 31, 2009 due to an additional charge of $60,164 related to slow-moving parts and finished products.

 Derivative Financial Instruments

Our senior convertible notes are classified as non-conventional convertible debt.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

To determine the fair value of the derivative instruments, we make certain assumptions regarding the expected term of exercise.  Because the expected term of the warrants impacts the volatility and risk-free interest rates used in the Black-Scholes calculations, these must be selected for the same time period as the expected term of the warrants.

Stock-based Compensation

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options.  Although the fair value of employee stock options is determined in accordance with applicable accounting standards using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.  The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

Deferred Income Taxes

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income an ongoing tax planning strategies in assessing the amount needed for the valuation allowance.

Selected Financial Data

The following table sets forth selected financial data regarding our financial position and operating results. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.

Results of Operations for the Fiscal Year Ended December 31, 2009
Compared to Fiscal Year Ended December 31, 2008

	2009	2008	Change ($)	Change (%)

REVENUE, NET	$1,601,906	$710,330	$891,576	125.5%
COST OF SALES	842,485	344,952	497,533	144.2%
GROSS PROFIT	759,421	365,378	394,043	107.8%

OPERATING EXPENSES
Salary expense and salary related costs	656,813	1,807,752	(1,150,939)	-63.7%
Marketing expense	-	73,121	(73,121)	-100.0%
Research and development	114,387	983,546	(869,159)	-88.4%
Selling, general and administrative	472,472	2,300,546	(1,828,074)	-79.5%
Total operating expenses	1,243,672	5,164,965	(3,921,293)	-75.9%
Income (loss) from operations	(484,251)	(4,799,587)	4,315,336	-89.9%

OTHER INCOME (EXPENSE)
Interest income	23	11,175	(11,152)	-99.8%
Change in fair value of conversion option and warrant liabilities	(7,018,882)	21,622,243	(28,641,125)	-132.5%
Loss on extinguishment of debt	-	(5,182,474)	5,182,474	-100.0%
Cost of financing senior convertible notes	-	(4,973,096)	4,973,096	-100.0%
Amortization of discount on convertible debt	(3,963,457)	(6,127,968)	2,164,511	-35.3%
Interest expense	(1,206,995)	(1,273,790)	66,795	-5.2%
Loss on sale of property and equipment	-	(65,101)	65,101	-100.0%
Loss on lease settlement	(21,435)	(241,261)	219,826	-91.1%
Total other income (expense)	(12,210,746)	3,769,728	(15,980,474)	-423.9%
Loss before income taxes	(12,694,997)	(1,029,859)	(11,665,138)	1132.7%
Income tax benefit	-	-	-	0.0%
NET LOSS	$(12,694,997)	$(1,029,859)	$(11,665,138)	1132.7%

Net Revenues

In 2009, total revenues amounted to $1,601,906 compared to $710,330 in 2008, an increase of 126%.  Main contributors to this increase were the government business in both product sales as well as services, the improvement of economic conditions in 2009 over 2008 and the addition of a part-time salesman to the team in April 2009 paying off in the fourth quarter of 2009.  In total we sold 51 ER1010 core systems in 2009 compared to 11 ER1010 systems in 2008.

Gross Profit

In 2009 gross profit amounted to $759,421 compared to $365,378 in 2008.  This increase in gross profit of $394,043 or 108% is mainly due to the increase of revenues as mentioned above, partially offset by increased charges for license fees.  Due to a decrease in estimate of the total systems to be sold over the lives of the products, we increased the amortization per system sold to $2,160 in 2009 as compared to $548 per system in 2008.  This resulted in an additional charge in 2009 of $82,212 as compared to 2008.  Gross profit as a percentage of sales decreased from 51% in 2008 to 47% in 2009 which was mainly due to additional license charges as mentioned before.

Operating Expenses

The decrease in operating expenses in 2009 resulted primarily because the Company changed from a product development to a licensing model in September 2008, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  This change of model resulted in substantial decreases of salary expenses, professional fees and G&A, as further explained below.

Salary Expense

Employee costs amounted to $656,813 in 2009 compared to $1,807,752 in total 2008, a decrease of $1,150,939 or 64%.  The main reason for this decrease is the decrease in headcount by 10 employees in July and August 2008 and the decrease of pay for management  level employees in the period January – September 2009 as compared to the same period in 2008, offset by the increase of salaries for our management team effective September 15, 2009.

Marketing Expenses

Marketing expenses decreased in 2009 to zero from $73,121 in 2008 in connection with a decrease of marketing activities.

Research and Development (“R&D”)

Research and development expenses decreased from $983,546 in 2008 to $114,387 in 2009, a decline of $869,159 or 88%.  Due to a substantial reduction in design activities effective September 30, 2008, the Company reduced its engineering headcount by 7 persons in August and September 2008, resulting in a decrease of salary expense in 2009 as compared to 2008 of approximately $696,000.  Additionally, the Company reduced equipment rental and licensing expenses by approximately $93,000, parts consumption by approximately $46,000 and engineering labor support by $35,000.

Selling, General and Administrative (“SG&A”)

The decrease in SG&A expenses in 2009 resulted from the following: a decrease in finder’s fees paid in connection with funds raised in 2008 of $187,500 (no financings took place in 2009); a decrease of bad debt charges incurred in 2008 of $52,136 (no bad debt charges incurred in 2009); employee recruitment and relocation decreased by $50,173 due to reduced level of recruitment; investor relations expenses decreased by $41,465 as we terminated all investor relations support during 2008; office related expenses decreased by $81,340 due to headcount decreases; rent decreased by $202,914 due to the move to a smaller and lower cost building in September 2008; consulting expenses decreased by $232,938 in connection with the termination of all business development agreements requiring upfront payments (these agreements  were replaced by commission only agreements in July 2008); legal fees decreased by $596,991 due to lower legal costs for financings (no financings in 2009), lower fees for corporate legal support and lower fees for patent filings; a decrease of audit fees of $57,480 due to lower activity levels and the reduction of the number of financings from 2 in 2008 to zero in 2009; expenses for accounting support decreased by $25,959 in connection with reduced expenses incurred for SOX support in 2009 and the fact that there were no financings in 2009; reduced travel expenses of $135,106 due to reduced headcount; a decrease of depreciation expense by $35,517 due to a substantial amount of furniture and equipment being written off and sold in September 2008 because of reduced headcount thereby decreasing the base amount to be depreciated; business insurance expenses decreased by $29,448 due to cancellation of some insurance coverage considered no longer required; reduced insurance premiums (lower coverage due to lower activity levels) and reduced brokerage fees; inventory variance related expenses decreased by $68,137, reflecting improved inventory controls due to reduction of transactions and decrease of personnel moving inventory

Other Income (Expense)

The variance in other income (expense) resulted primarily from senior convertible note financings of $4,375,000 in 2008 as compared to no financings in 2009 and the continued decrease of our stock price.   Additionally, modifications to the terms of our senior convertible notes resulted in losses in 2008.  Additional detail regarding other income/expense follows:

●
Due to a large decline in our stock price in 2008, we experienced a large decrease in the fair value of our conversion option and warrant liabilities in 2008.  The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion feature and options.  The fair value of the conversion feature moves in the same direction as the stock price and the expected term.  Our stock price decreased from $0.68 at January 2, 2008 to $0.14 at December 31, 2008, which resulted in recognizing non-cash income of $21,622,243.  In 2009, our stock price increased from $0.14 at December 31, 2008 to $0.17 at December 31, 2009, which caused the conversion option and warrant liabilities to increase. Also during 2009, the noteholders elected to begin making conversions at the variable conversion prices. Therefore, we valued the conversion option liabilities related to the 2006 Notes, the April 2008 Notes and the July 2008 Notes at the variable conversion rate.  The variable conversion rate of the 2006 Notes is 90% of the market price.  The variable conversion rate of the April 2008 and July 2008 Notes is 85% of the market price.  The 2007 Notes are not convertible at the variable rate until August 1, 2010 and were valued at the fixed conversion rate.  The lower conversion rate of the notes caused a dramatic increase in the number of shares into which the notes are convertible.  The above factors resulted in an increase in the fair value of the conversion option liabilities in of $7,018,882 in 2009.

●
During the year ended December 31, 2008, we modified our July 2007 financing to reduce both the conversion price on the notes and the exercise price of the warrants from $1.21 to $0.50 and we amended the Series Q warrants to reduce the exercise price from $1.00 to $0.50.  The decrease in the exercise prices, along with the write-off of the carrying value of debt issuance costs of $53,905 resulted in a loss on extinguishment of debt of $5,182,474 for the year ended December 31, 2008.  We had no modifications to our debt in 2009.

●
During 2008, we entered into two financing transactions for an aggregate purchase price of $4,375,000.  Additionally, we recognized $1,146,033 related to the contingency option of the Series M warrants in 2008.  We had no new financings in 2009.

●
The decrease in amortization of discount on convertible debt resulted from the notes we entered into in 2006 being completely amortized, offset by an increase in amortization on the notes we entered into in 2007 and 2008 and an increase in the debt discount after accounting for the modifications of the 2007 and April 2008 financings.

●	The decrease in interest expense is primarily attributable to a lower outstanding principal balance due to conversions of the notes.

●
Loss on lease settlement is attributable to rendering possession of our prior operating facility to the landlord in October 2008.  For the year ended December 31, 2008, we accrued $241,261 related to the future rentals due under the lease through the remaining contractual term.  In 2009, we settled with the former landlord.  As a result of the settlement, an additional $21,435 was charged to expense for the year ended December 31, 2009.

●
After reducing headcount and relocation to a much smaller facility, we faced substantial space constraints.  In 2008, we sold certain property and equipment for cash proceeds of $2,750 and wrote off the remaining tenant improvements at the old facility, resulting in a loss of $65,101.  We had no such sales or write-offs in 2009.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2009 and 2008.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2009 and 2008, we incurred net losses of $12,694,997 and $1,029,859, respectively.  Since our inception, including the year ended December 31, 2008 we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2009, we had a deficit in working capital of $17,891,538, of which $9,448,534 relates to the fair value of derivative financial instruments.

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

These amendments include, but are not limited to, an increase in the principal amount of the notes from an aggregate of $5 million to an aggregate of approximately $7.2 million, an increase in the aggregate number of shares of common stock issuable upon exercise of the Series L warrants by 5,688,540 (from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares) and a reduction in the exercise price of the Series L warrants and the Series M warrants from $0.5054 per share to $0.43948 per share.  We did not receive any additional cash consideration for these amendments.

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

The secured notes bear interest at 9.25% per annum, which may be increased to 15% upon the occurrence of an event of default, and mature on August 1, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest is payable quarterly, starting October 1, 2007.  The secured notes were initially immediately convertible at a conversion price of $1.2029 per share.  The conversion price was reduced to $0.50 per share as a result of the April 2008 financing.  The entire outstanding principal balance and any outstanding fees or interest are due and payable in full on the maturity date.  Under certain conditions, we may require investors to convert up to either 50% or 100% of the outstanding balances of the secured notes at any time shares of our common stock are trading at or above $1.80 or $2.11, respectively.

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

The notes bear interest at 10% per annum, which may be increased to 15% upon the occurrence of an event of default, and mature on July 28, 2010.  This date may be extended, at the option of the investors, by up to two years.  Interest on the notes of $250,000, representing two years of interest, was prepaid to the investors at the closing.  The notes are immediately convertible at a conversion price of $1.00 per share.  The entire outstanding principal balance and any outstanding fees or interest (if any) are due and payable in full on the maturity date.  The Series R warrants carry a strike price of $1.00 for each share and are immediately exercisable.  The Series R warrants expire on July 28, 2017.

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

The Amended and Restated Q warrants reduced the exercise price to the lower of (i) $0.50 or (ii) 75% of the lesser of (w) the 15-day weighted average price of the Company's common stock, (x) the lowest 30-day weighted average price of the Company's common stock, (y) the weighted average price of the Company's common stock during the first three consecutive day period thirty days prior to the date of exercise, and (z) the weighted average price of the Company's common stock during the last three consecutive day period thirty days prior to the date of exercise.  The variable exercise price is only in effect if there is an effective registration statement covering the Q warrants.  At this time, these shares were not registered.

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

The financial statements and corresponding notes to the financial statements called for by this item appear under the caption “Index to Financial Statements” beginning on Page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no events required to be reported by this Item 8.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2009, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Thomas M. Wittenschlaeger	52	Chief Executive Officer, President, Director and Chairman of the Board
Bob van Leyen	66	Chief Financial Officer and Secretary
Ken Bramlett	50	Director (1) (2) (4)
Larry L. Enterline	57	Director (1) (3)
______________________

(1)	Member of the Audit, Nominating and Governance, and Compensation Committees.
(2)	Chairperson of the Nominating and Governance Committee.
(3)	Chairperson of the Audit Committee.
(4)	Chairperson of the Compensation Committee.

Thomas M. Wittenschlaeger, (age 52), is our Chief Executive Officer, President, a director and Chairman of the Board.  Mr. Wittenschlaeger has accumulated more than twenty-five years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues.  From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide.  From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc.  He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering.  He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing.  Mr. Wittenschlaeger has  authored and has been granted 4 core patents and is pending on 8 additional Raptor patents related to hybrid fabric  transport, communications, computing and security architectures.  Mr. Wittenschlaeger serves on the board of directors of Lantronix, Inc. as Chairman of the Nominating and Governance Committee.  Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004.  Mr. Wittenschlaeger’s (CEO) qualifications to serve on the Board include more than twenty-eight years of experience in the high technology products and services arena, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. Earlier positions, in roles ranging from senior systems engineer to chief corporate strategist at the Hughes Aircraft Company are relevant towards providing entrepreneurial vision to this emerging technologies company. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of UCLA Executive Program in Business and co-founder of UCLA’s Executive Program in Marketing. These roles offer the Company necessary expertise in addressing the governmental marketplace with a particular focus on the Department of Defense.

  Larry L. Enterline, (age 57), is one of our directors and Chairperson of the Audit Committee.  In February 2006, Mr. Enterline was reappointed as the Chief Executive Officer of COMSYS IT Partners, Inc., a leading provider of information technology services, having previously served from December 2000 to September 2004 as the Chief Executive Officer of Venturi Partners, Inc. (the predecessor to COMSYS IT Partners prior to the September 2004 merger between Venturi Partners and COMSYS Holding, Inc.).  Mr. Enterline has also served as a director of COMSYS IT Partners since the 2004 merger, previously having served as a director of Venturi Partners from December 2000 to March 2003 and as chairman of the board of Venturi Partners from April 2003 until the date of the merger.  From 1989 to November 2000, Mr. Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products, the last of which was Corporate Senior Vice President for Worldwide Sales and Service.  He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989.  Mr. Enterline is also a member of the board of directors of Concurrent Computer Corp.  Mr. Enterline has been one of our directors since October 18, 2004.  Mr. Enterline has served as a Director and Chairman of the Audit Committee, since October 18, 2004. In February 2006, he was appointed as the CEO of COMSYS IT Partners, Inc. From September 2004 to February 2006, he acted as a private investor. From 2000 to September 2004, he served as CEO and Director of Venturi Partners, Inc., a leading provider of information technology and professional staffing services. From 1989 to 2000, he served in various management roles with Scientific Atlanta, Inc. He brings decades of market-defining successes in publicly traded, technology-centric companies to our Board, as well as demonstrated expertise in corporate restructurings, repositioning, and mergers and acquisitions. He is also a member of the Board of Directors of COMSYS IT Partners, Inc. and Concurrent Computers Corporation.

Ken Bramlett, (age 50), is one of our directors and Chairperson of the Nominating and Governance Committee and the Compensation Committee.  Mr. Bramlett has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., since January 2006.  Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005.  Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994.  From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson, Bradshaw and Hinson, P.A.  Mr. Bramlett has been one of our directors since December 2, 2004.  Mr. Bramlett has served as one of our Directors and Chairman of the Nominating and Governance Committee since December 2, 2004.  He has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc. since January 2006.  Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005.  He is a member on the Board of Directors of World Acceptance Corporation since 1994. From 1996 to 2004, he served as a Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services.  From 1990 to 1996 he has been a partner with the law firm of Robinson Bradshaw and Hinson, P.A.  He brings 20 years of experience in corporate law and governance, public and private equity, and mergers and acquistions to our Board.

Bob Van Leyen, (age 66), is our Chief Financial Officer and Secretary.  Mr. Van Leyen has more than twenty-five years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management.  From 2002 to 2003, Mr. Van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry.  From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics.  During his twenty-four years of employment, Mr. Van Leyen has managed extensive financial operations organizations in Europe, Asia and the United States, providing financial support to operations.  Mr. Van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration.  Mr. Van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal.  Executive officers are appointed by and serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

Board Leadership Structure

The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and segment-specific expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance.

Board’s Role in Risk Oversight

The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Board Committees

Our Board of Directors currently has an Audit Committee, a Nominating and Governance Committee and a Compensation Committee.  Our Board of Directors has determined that Larry L. Enterline and Ken Bramlett each qualify as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and that Messrs. Enterline and Bramlett meet the applicable NASDAQ listing standards for designation as an “Audit Committee Financial Expert.”

Audit Committee

The Audit Committee consists of two Board members, Larry L. Enterline, and Ken Bramlett.  Mr. Enterline is the chairperson of the Audit Committee.  The duties of the Audit Committee include meeting with our independent registered public accounting firm to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders.  The Audit Committee also evaluates the independent registered public accounting firm’s performance and has sole authority to appoint or replace the independent registered public accounting firm (subject, if applicable, to shareholder ratification) and to determine whether the independent registered public accounting firm should be retained for the ensuing fiscal year.  In addition, the Audit Committee reviews our internal accounting and financial controls and reporting systems practices.  A copy of the Audit Committee’s current charter may be found at our website at www.raptor-networks.com.

Nominating and Governance Committee

The Nominating and Governance Committee consists of two Board members, Larry L. Enterline and Ken Bramlett. Mr. Bramlett is the chairperson of the Nominating and Governance Committee.  The Nominating and Governance Committee identifies and reviews the qualifications of candidate nominees to the Board of Directors.  The Nominating and Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.  Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting our Secretary in writing, including the candidate’s name and qualifications and a statement from the candidate that he or she consents to being named in our proxy statement and will serve as a director if elected.  Candidates may also come to the attention of the Nominating and Governance Committee through current board members, professional search firms and other persons.  A copy of the Nominating and Governance Committee’s current charter may be found at our website at www.raptor-networks.com.  The Governance Committee follows the guidelines of the Company and examines, among other things, the following qualifications and skills of director candidates—their business or professional experience, their integrity and judgment, their records of public service, their ability to devote sufficient time to the affairs of the Company, the diversity of backgrounds and experience they will bring to the Board, and the needs of the Company. The Governance Committee also believes that all nominees should be individuals of substantial accomplishment with demonstrated leadership capabilities. The Governance Committee does not have a formal policy with regard to the consideration of diversity in indentifying nominees for Director.

Compensation Committee

The Compensation Committee consists of two Board members, Larry L. Enterline and Ken Bramlett.  Mr. Bramlett is the chairperson of the Compensation Committee.  The Compensation Committee is responsible for advising the Board of Directors regarding our responsibilities relating to compensation of our executive officers and Board members.  The Compensation Committee is also responsible for evaluating and recommending to the Board of Directors our executive compensation plans, policies and programs.  A copy of the Compensation Committee’s current charter may be found at our website at www.raptor-networks.com.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Ethics that applies to our Chief Executive Officer and our senior financial officers.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B by describing on our Internet website, located at www.raptor-networks.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver and the name of the person to whom the waiver was granted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  These officers, directors and shareholders are required by SEC regulations to furnish us with copies of all such reports that they file.

Based solely upon a review of copies of these reports furnished to us during 2009 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2009 were complied with.

Item 11.	Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2009 and 2008.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2009 and 2008 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2009 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas M. Wittenschlaeger,	2009	145,679(2)	-	-	-	-	-	11,862(3)	173,523
Chief Executive Officer and President	2008	185,333(2)	-	-	47,988	-	-	42,798(4)	244,070

Bob van Leyen,	2009	128,711(5)	-	-	-	-	-	12,060(6)	153,202
Chief Financial Officer	2008	153,000(5)	-	-	37,324	-	-	19,183(6)	184,580
_________________________________

(1)
These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report.  See our “Outstanding Equity Awards at December 31, 2009” table below for more information on options held by the named executive officers.

(2)
Effective January 1, 2008, our compensation committee approved an increase to Mr. Wittenschlaeger’s annual salary from $180,000 to $192,000.  Effective November 1, 2008 Mr. Wittenschlaeger’s annual salary was, on a temporary basis, decreased from $192,000 to $152,000 in connection with the cash flow constraints of the Company.  Effective September 15, 2009, Mr. Wittenschlaeger’s annual salary was reinstated at $192,000.

(3)	Consists of health and life insurance premiums.
(4)	Consists of $18,000 in reimbursement of living expenses for an apartment in Southern California, $11,617 in relocation expenses and $13,181 in health and life insurance premiums.
(5)
Effective January 1, 2008, our compensation committee approved an increase to Mr. van Leyen’s annual salary from $150,000 to $160,000.  Effective November 1, 2008, Mr. van Leyen’s annual salary was on a temporary basis decreased from $160,000 to $120,000 in connection with the cash flow constraints of the Company.  Effective September 15, 2009, Mr. van Leyen’s  annual salary was reinstated at $160,000.

(6)	Consists of health and life insurance premiums.

Employment Agreements and Executive Compensation

There are no employment contracts, termination agreements or change-in-control arrangements between us and any of our named executive officers.  The Compensation Committee reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis.  The Compensation Committee may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion.  The Compensation Committee may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2009.

Outstanding Equity Awards at December 31, 2009

						Stock Awards
Name	Option Awards					Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards:
	Number of Securities	Number of Securities	Equity Incentive Plan Awards: Number of Securities						Market or Payout Value of Unearned Shares, Units or
	Underlying Unexercised Options (#) Exercisable	Underlying Unexercised Options (#) Unexercisable	Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date				Other Rights That Have Not Vested ($)
Thomas M. Wittenschlaeger	350,000	-	-	1.00	7/15/2012	-	-	-	-
Thomas M. Wittenschlaeger	30,000	60,000	-	0.67	1/02/2016	-	-	-	-
Bob van Leyen	300,000	-	-	1.00	9/29/2011
Bob van Leyen	23,333	46,667	-	0.67	1/02/2016	-	-	-	-

Compensation of Directors

Through June 30, 2008, each of our non-employee directors was entitled to receive cash compensation in the amount of $15,000 per year for service on our board of directors.  Effective July 1, 2008, the Board waived payment of Director’s Fees in connection with the current cash flow constraints the Company is experiencing.  This situation will continue until the Company is able to improve its cash flow position. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.  We currently have a policy in place to grant each non-employee director an option to purchase shares of our common stock on the date of his or her commencement of service as a director.  We may also periodically award options or warrants to our directors under our existing option and incentive plans.

The following table provides information concerning the compensation of our directors for the year ended December 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry L. Enterline	-	-	-	-	-	-	-
Ken Bramlett	-	-	-	-	-	-	-

(1)
These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service−based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report.

(2)
At December 31, 2009, Mr. Enterline held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 100,000 options were vested at December 31, 2009.  In addition, Mr. Enterline held an additional 90,000 options to purchase common stock at an exercise price of $0.67.  One-third of these options (30,000) have vested as of December 31, 2009.

(3)
At December 31, 2009, Mr. Bramlett held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which all 100,000 options were vested at December 31, 2009.  In addition, Mr. Bramlett held an additional 90,000 options to purchase common stock at an exercise price of $0.67.  One third of these options (30,000) have vested as of December 31, 2009.

Stock Option Plan

General

Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005, approved by our shareholders on June 9, 2005 and amended and restated as the First Amended and Restated 2005 Stock Plan (“2005 Plan”) by our Board of Directors on June, 29, 2007.  We filed a registration statement on Form S-8 with the SEC in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July 2007.

 All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan (“Non-Plan Options”).  As of March 22, 2010, options to purchase a total of 850,000 shares of common stock were outstanding under Non-Plan Options.  As of March 22, 2010, there were 617,000 outstanding options to purchase common stock under the 2005 Plan.  Excluding these 617,000 outstanding options, 2,383,000 shares will remain available for issuance under the 2005 Plan, subject to the limitations of authorized common stock.  We anticipate that future stock options will be issued pursuant to our 2005 Plan or other stock option plans as may be approved by our Board and shareholders in the future.

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

Administration

The 2005 Plan is to be administered by our Board of Directors or an appropriate committee of our Board of Directors.  It is the intent of the 2005 Plan that it be administered in a manner such that option grants and exercises would be “exempt” under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board of Directors or an appropriate committee is empowered to select those eligible persons to whom options shall be granted under the 2005 Plan, to determine the time or times at which each option or stock purchase right shall be granted, whether options will be incentive stock options (“ISOs”) or nonqualified stock options (“NQOs”), the number of shares to be subject to each option, and to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the 2005 Plan.  Our Board of Directors or an appropriate committee has sole discretion to interpret and administer the 2005 Plan and our decisions regarding the 2005 Plan are final.

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

Option Terms

ISOs granted under the 2005 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant.  In the case of an ISO granted to an optionee who owns more than 10% of our total voting securities on the date of grant, the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant and the option period may not exceed five years.  NQOs granted under the 2005 Plan must have an exercise price of not less than 85% of the fair market value of the common stock on the date the NQO is granted.

Options may be exercised during a period of time fixed by our Board of Directors or an appropriate committee, except that no option may be exercised more than ten years after the date of grant.  In the discretion of our Board of Directors or an appropriate committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in the manner and for the type of consideration determined by our Board of Directors or an appropriate committee, which may include cash, check, one or more promissory notes, shares of our common stock, consideration received under a cashless exercise program implemented in connection with the 2005 Plan or any combination of the foregoing.

Federal Income Tax Consequences

Holders of NQOs do not realize income as a result of a grant of the option, but normally realize compensation income upon exercise of an NQO to the extent that the fair market value of the shares of common stock on the date of exercise of the NQO exceeds the exercise price paid.  We are required to withhold taxes on ordinary income realized by an optionee upon the exercise of a NQO.  In the case of an optionee subject to the “short-swing” profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

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

Upon the exercise of an ISO, the amount by which the fair market value of the purchased shares at the time of exercise exceeds the option price will be an “item of tax preference” for purposes of computing the optionee’s alternative minimum tax for the year of exercise.  If the shares so acquired are disposed of prior to the expiration of the one-year and two-year periods described above, there should be no “item of tax preference” arising from the option exercise.

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

Indemnification of Directors and Officers

Section 7-109-102 of the Colorado Business Corporations Act (the “Colorado Act”) authorizes a Colorado corporation to indemnify any director against liability incurred in any proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

Unless limited by a corporation’s articles of incorporation, Section 7-109-105 of the Colorado Act authorizes a director to apply for indemnification to the court conducting the proceeding or another court of competent jurisdiction.  Unless limited by the articles of incorporation, Section 7-109-107 of the Colorado Act extends this same right to officers of a corporation as well.

Unless limited by a corporation’s articles of incorporation, Section 7-109-103 of the Colorado Act requires that a Colorado corporation indemnify a director who was wholly successful in defending any proceeding to which he or she was a party against reasonable expenses incurred in connection therewith.  Unless limited by the articles of incorporation, Section 7-109-107 of the Colorado Act extends this same protection to officers of a corporation as well.

Pursuant to Section 7-109-104 of the Colorado Act, a Colorado corporation may advance a director’s expenses incurred in defending any action or proceeding upon receipt of an undertaking and a written affirmation of his or her good faith belief that he or she has met the standard of conduct specified in Section 7-109-102 described above.  Unless limited by the articles of incorporation, Section 7-109-107 of the Colorado Act extends this same protection to officers of a corporation as well.

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

The following table sets forth, as of March 22, 2010, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 85,922,743 shares of common stock outstanding as of March 22, 2010.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned
Thomas M. Wittenschlaeger	3,410,000	(2)	3.97%
Bob van Leyen	746,666	(3)	.87%
Ken Bramlett	160,000	(4)	*
Larry L. Enterline	160,000	(5)	*
All executive officers and directors as a group (4 persons)	4,476,666	(6)	5.21%
Castlerigg Master Investments Ltd. 40 West 57th St 26th Floor New York, NY 10019	9,536,365	(7)	9.99%

* Less than 0.5%.

(1)	Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1508 S. Grand Avenue, Suite 150, Santa Ana, California 92705.
(2)
Thomas M. Wittenschlaeger is our President, Chief Executive Officer and Chairman of the Board.  Includes 410,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 22, 2010 or exercisable within 60 days after March 22, 2010.

(3)
Bob Van Leyen is our Chief Financial Officer and Secretary.  Includes 346,666 shares of common stock issuable upon the exercise of options which were exercisable as of March 22, 2010 or exercisable within 60 days after March 22, 2010.

(4)
Ken Bramlett is one of our directors.  Represents 160,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 22, 2010 or exercisable within 60 days after March 22, 2010.

(5)
Larry L. Enterline is one of our directors.  Represents 160,000 shares of common stock issuable upon the exercise of options which were exercisable as of March 22, 2010 or exercisable within 60 days after March 22, 2010.

(6)
Represents 3,000,000 shares of common stock and 410,000 shares issuable upon the exercise of options held by Thomas M. Wittenschlaeger; 400,000 shares of common stock and 346,666 shares issuable upon the exercise of options held by Bob van Leyen; 160,000 shares issuable upon the exercise of options held by Ken Bramlett; and 160,000 shares issuable upon the exercise of options held by Larry L. Enterline.

(7)
Represents 9,536,365 shares of common stock underlying convertible notes and warrants held by Castlerigg Master Investments Ltd. (“Master”), which represents a portion of the number of shares of common stock that are issuable upon the conversion of principal and/or interest, and the payment of principal and/or interest in shares of common stock, under convertible notes and the exercise of warrants held by Master.  The number of shares beneficially owned by Master is capped by a contractual 9.99% beneficial ownership limitation set forth in the convertible notes and warrants held by Master.  If the 9.99% beneficial ownership limitation is disregarded, Master would beneficially own 68,442 shares of common stock, approximately 50,668,221 shares underlying the convertible notes and 48,330,183 shares underlying the warrants held by it.  The actual number of shares of common stock issuable upon conversion of the convertible notes is subject to adjustment and could be materially more than 50,668,221 shares depending on a number of factors including, among other factors, the future market price of our common stock.  Sandell Asset Management Corp. (“SAMC”) is the investment manager of Master.  Thomas Sandell is the sole shareholder of SAMC and may be deemed to have voting and dispositive power over the shares beneficially owned by Master.  No other natural person has voting or dispositive power over the shares owned by Master. Castlerigg International Ltd. (“Castlerigg International”) is the controlling shareholder of Castlerigg International Holdings Limited (“Holdings”).  Holdings is the controlling shareholder of Master.  Each of Holdings and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Master.  SAMC, Mr. Sandell, Holdings and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2009.

Plan Category	Number of Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Available for Issuance
Plans Approved by Stockholders
2005 Stock Plan(1)	617,000	$0.58	2,383,000
Plans Not Approved by Stockholders
Non-Plan Stock Options(2)	850,000	$1.53	N/A
Warrants for Services(3)	1,167,095	$0.58	N/A
Total	2,634,095	$0.86	2,383,000
__________________________

(1)
Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders.  Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted.  As of December 31, 2009, there were 617,000 outstanding options to purchase common stock.

(2)
Consists of stock options to purchase shares of our common stock granted to our employees, executive officers and directors outside of a formal stock option plan.  These stock options vest at the rate of 33⅓% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant.

(3)
Consists of warrants to purchase shares of our common stock granted in consideration for consulting services, advisory services, placement agent services and similar services rendered to us by third parties.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There were no related party transactions in 2009 that require disclosure. The Board as a whole reviews any    transactions that would require disclosure under this item 13.

Director Independence

Our Board of Directors has determined that Larry L. Enterline and Ken Bramlett each qualify as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by our auditors, Mendoza Berger & Company, LLP.

	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$58,896	$103,515

Audit-Related Fees(2)	$-	$29,505

Tax Fees(3)	$1,968	$13,201

All Other Fees(4)	$-	$-

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 22, 2003)

2.2
Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on October 22, 2003)

3.1
Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)

3.2
Articles of Amendment to Articles of Incorporation increasing Company’s authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 15, 2005)

3.3
Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 5, 2006)

3.4
Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 4, 2007)

3.5		Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
3.6		Amendment to Bylaws – Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.7
Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 4, 2007)

10.1
Full Service Lease dated May 3, 2004 between PS Business Parks, L.P., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)

10.2		(incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-KSB for fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008)
10.3
Facility lease agreement with Martin Investment dated September 22, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-QSB for fiscal quarter ended September 30, 2008, filed with the SEC on November 18, 2008)

10.4		Facility lease agreement with Martin Investment dated February 9, 2009 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-KSB for fiscal year ended December 31, 2008)
10.5		Facility lease agreement with Martin Investment dated June 23, 2009 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for fiscal quarter ended September 30, 2008)
10.6	x	Facility lease agreement with Martin Investment dated December 16, 2009
10.7
Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)

10.8	**	First Amended and Restated 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-QSB for fiscal quarter ended June 30, 2007, filed with the SEC on August 21, 2007)
10.9	**
Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)

10.10		Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
10.11		Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
10.12		Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)

10.13	Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.14	Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.15	Securities Purchase Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2007)
10.16	Registration Rights Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2007)
10.17	Form of Senior Secured Convertible Note issued August 1, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2007)
10.18	Securities Purchase Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.19	Registration Rights Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.20	Form of Senior Secured Convertible Note (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.21	Form of Series Q Warrants (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.22	Security Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.23	Pledge Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.24	Guaranty (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.25	Securities Purchase Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.26	Registration Rights Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.27	Form of Senior Secured Convertible Note issued July 28, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.28	Amended and Restated Security Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.29	Amended and Restated Pledge Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.30	Amended and Restated Guaranty, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.31
Letter agreements with regard to certain cash payments dated September 30, 2008 (incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on September 30, 2008)

10.32
Letter agreements with regard to certain cash payments dated December 31, 2008 (incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on January 6, 2009)

10.33	Settlement Agreement dated November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2009)
10.34	Letter agreements with regard to certain cash payments dated March 31, 2009 (incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on April 7, 2009)
10.35	Letter agreements with regard to certain cash payments dated June 30, 2009 (incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on July 9, 2009)
10.36
Letter agreements with regard to certain cash payments dated September 30, 2009 (incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on October 14, 2009)

10.37
Letter agreements with regard to certain cash payments dated December 31, 2009 (incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed with the SEC on January 14, 2010)

21		Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
31.1	x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x	Filed herewith.
**	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2010	RAPTOR NETWORKS TECHNOLOGY, INC.

	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger,
Chief Executive Officer

Dated: March 26, 2010	RAPTOR NETWORKS TECHNOLOGY, INC.

	By:	/s/ Bob van Leyen
Bob van Leyen,
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Thomas M. Wittenschlaeger Thomas M. Wittenschlaeger	Director	March 26, 2010

/s/ Ken Bramlett Ken Bramlett	Director	March 26, 2010

/s/ Larry L. Enterline Larry L. Enterline	Director	March 26, 2010

Raptor Networks Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Raptor Networks Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. (a Colorado corporation) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Networks Technology, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling approximately $84,000,000 at December 31, 2009.  This condition and the Company’s lack of significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern.  Management's plans to address these conditions are also set forth in Note 1 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Mendoza Berger & Company, LLP

Irvine, California
March 26, 2010

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,242	$62,461
Accounts receivable, net of allowance for doubtful accounts of $0 and $59,530 at December 31, 2009 and 2008, respectively	52,276	54,467
Inventories, net	671,215	912,630
Prepaid interest	102,708	437,500
License fees	92,770	202,930
Other current assets	23,414	57,006
Total current assets	1,104,625	1,726,994

PROPERTY AND EQUIPMENT, NET	22,943	39,033

OTHER ASSETS
Prepaid interest, net of current portion	-	151,042
Debt issuance costs, net	5,015	25,071
Deposits	1,560	2,505
TOTAL ASSETS	$1,134,143	$1,944,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$114,061	$78,066
Accrued interest payable	253,138	305,280
Current portion of legal settlement payable	93,113	-
Deferred revenue	14,777	2,803
Accrued liabilities	570,158	760,711
Detachable warrant liabilities	4,005,935	2,501,517
Conversion option liabilities	5,442,599	903,709
Senior convertible note payable, net of debt discount of $1,673,367 and $5,510,528 at December 31, 2009 and 2008, respectively	8,502,382	8,290,694
Total current liabilities	18,996,163	12,842,780
LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	115,887	-

TOTAL LIABILITIES	19,112,050	12,842,780

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized; 85,922,744 and 70,827,775 shares issued and outstanding at December 31, 2009 and 2008, respectively	85,923	70,828
Additional paid-in capital	65,859,347	60,259,217
Accumulated deficit	(83,923,177)	(71,228,180)
Total stockholders' deficit	(17,977,907)	(10,898,135)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,134,143	$1,944,645

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31

	2009	2008

REVENUE, NET	$1,601,906	$710,330
COST OF SALES	842,485	344,952
GROSS PROFIT	759,421	365,378

OPERATING EXPENSES
Salary expense and salary related costs	656,813	1,807,752
Marketing expense	-	73,121
Research and development	114,387	983,546
Selling, general and administrative	472,472	2,300,546
Total operating expenses	1,243,672	5,164,965
Loss from operations	(484,251)	(4,799,587)

OTHER INCOME (EXPENSE)
Interest income	23	11,175
Change in fair value of conversion option and warrant liabilities	(7,018,882)	21,622,243
Loss on extinguishment of debt	-	(5,182,474)
Cost of financing senior convertible notes	-	(4,973,096)
Amortization of discount on convertible debt	(3,963,457)	(6,127,968)
Interest expense	(1,206,995)	(1,273,790)
Loss on sale of property and equipment	-	(65,101)
Loss on lease settlement	(21,435)	(241,261)

Total other income (expense)	(12,210,746)	3,769,728
Loss before income taxes	(12,694,997)	(1,029,859)
Income tax benefit	-	-
NET LOSS	$(12,694,997)	$(1,029,859)
Loss per share - basic and diluted	$(0.16)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	77,809,027	68,377,785

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2008	65,042,374	$65,043	$56,303,256	$(70,198,321)	$(13,830,022)

Stock-based compensation	-	-	216,978	-	216,978

Common stock issued in private placements	4,375,000	4,375	3,201,875	-	3,206,250

Common stock issued upon conversion of senior convertible notes and accrued interest payable	1,410,401	1,410	537,108	-	538,518

Net loss	-	-	-	(1,029,859)	(1,029,859)
Balance, December 31, 2008	70,827,775	$70,828	$60,259,217	$(71,228,180)	$(10,898,135)

Stock-based compensation	-	-	102,551	-	102,551

Common stock issued upon conversion of senior convertible notes	14,894,969	14,895	5,463,779	-	5,478,674

Common stock issued for services	200,000	200	33,800	-	34,000

Net loss	-	-	-	(12,694,997)	(12,694,997)
Balance, December 31, 2009	85,922,744	$85,923	$65,859,347	$(83,923,177)	$(17,977,907)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31

	For the Year Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,694,997)	$(1,029,859)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	16,090	51,607
Amortization	3,983,513	6,135,050
Stock-based compensation	102,551	216,978
Common stock issued for services	34,000	-
Change in fair value of conversion option and warrant liabilities	7,018,882	(21,622,243)
Loss on extinguishment of debt	-	5,182,474
Loss on sale of property and equipment	-	65,101
Loss on lease settlement	21,435	241,261
Cost of financing senior convertible notes	-	4,973,096
Change in inventory reserve	60,164	(63,228)
Changes in operating assets and liabilities:
Accounts receivable	2,191	408,088
Inventories	181,251	91,586
Prepaid expenses and other assets	630,531	(342,950)
Accounts payable and accrued liabilities	732,196	440,049
Deferred revenue	11,974	(10,177)
Net cash provided by (used in) operating activities	99,781	(5,263,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	2,750
Purchase of property and equipment	-	(4,950)
Net cash used in investing activities	-	(2,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on convertible notes payable	-	4,375,000
Net increase (decrease) in cash and cash equivalents	99,781	(890,367)

CASH AT BEGINNING OF YEAR	62,461	952,828
CASH AT END OF YEAR	$162,242	$62,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$599	$875,000
Cash paid for income taxes	$3,200	$3,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes payable to common stock	$4,376,804	$171,212
Reduction of the conversion option liability upon conversion	$1,101,870	$151,931
Accrued interest payable added to principal balance	$751,333	$-
Increase in debt discount for conversion option liabilities resulting
from accrued interest added to principal balance	$126,296	$-
Common stock issued for accrued interest payable	$-	$215,373
Common stock recorded as debt discount	$-	$3,206,250
Debt issuance costs for accounts payable	$-	$40,113

The accompanying notes are an integral part of these consolidated financial statements.

1.	Summary of Significant Accounting Policies

Description
The Company is a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications.  The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony and technology refresh.  The Company is currently focusing on the United States market.  Principal operations have commenced, although minimal revenues have been recognized to date.

The Company was incorporated under the laws of the state of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. (“Pacific”).  The principal office of the corporation is 1508 South Grand Avenue, Suite 150, Santa Ana, California  92705.

On October 17, 2003, Pacific completed a business combination transaction with Raptor Networks Technology, Inc. (“Raptor”), a closely-held California corporation, through acquisition of all of the issued and outstanding common stock of Raptor in exchange for authorized but previously unissued restricted common stock of Pacific.  Immediately prior to completion of the acquisition transaction, Pacific had a total of 4,034,000 shares of its common stock issued and outstanding comprised of 1,034,000 registered shares held by approximately 25 stockholders and 3,000,000 shares of restricted stock held by Pacific’s founder and sole officer and director.

As a material aspect of the acquisition, Pacific re-acquired and cancelled the 3,000,000 restricted shares as consideration for transfer of its remaining assets consisting of cash and office equipment to the officer and director, leaving only the registered common stock, 1,034,000 shares, as all of its issued and outstanding capital stock prior to completion of the Raptor acquisition.

Pursuant to terms of the acquisition agreement, all of the issued and outstanding common stock of Raptor, 19,161,256 shares, was acquired by Pacific, share-for-share, in exchange for its authorized but previously unissued common stock.  Upon completion of the acquisition, Raptor became a wholly owned subsidiary of Pacific and the Raptor shareholders became shareholders of Pacific.  Unless otherwise indicated, all references in these financial statements to “the Company” include Pacific and its wholly owned subsidiary, Raptor.  All intercompany transactions have been eliminated in consolidation.  On December 3, 2003, Pacific changed its name to Raptor Networks Technology, Inc.

The acquisition transaction has been treated as a reverse merger, with Raptor considered the accounting acquirer.  The Company’s reporting year end was subsequently changed from August 31 to December 31.

Reclassifications
Certain previous year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made by management include the collectability of accounts receivable, the realization of inventories, the recoverability of long-lived assets, the valuation of stock-based compensation and the valuation allowance of the deferred tax asset.  Actual results could differ from those estimates.

Concentrations of Credit Risk
During 2009, 70% of our revenues were generated by one customer.  This customer owed 76% of the accounts receivable balance as of December 31, 2009.  During 2009, another 15% of revenues were generated by another customer.

Cash and Cash Equivalents
The Company considers all short-term marketable securities with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.

Inventories
Inventories are recorded at the lower of cost or market with cost being determined on the average cost method.  When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.  Inventories consist of raw materials, work-in-process and finished goods.

License Fees
The Company capitalizes software license fees of third party software which is included in its systems.  These costs are amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software.  Amortization of the license fees included in cost of sales for the years ended December 31, 2009 and 2008 totaled $110,160 and $23,760, respectively.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:  computer equipment, furniture and fixtures and testing equipment are depreciated over three years; office equipment is depreciated over seven years and leasehold improvements are depreciated over the term of the lease.  Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Debt Issuance Costs
Debt issuance costs reflect fees incurred to obtain financing.  Debt issuance costs are amortized to interest expense using the straight-line method over the life of the related debt.  Amortization expense for the years ended December 31, 2009 and 2008 was $20,056 and $7,082, respectively.  In connection with the debt extinguishments in 2008, an additional $53,905 of debt issuance costs were written off and are included in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2008.

Convertible Debenture and Beneficial Conversion Feature
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest method.

Derivative Financial Instruments
In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments.  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional debentures entered into with certain investors.  These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

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

Marketing Costs
Marketing costs are expensed as incurred.  For the years ended December 31, 2009 and 2008, marketing costs were $0 and $73,121, respectively.

Research and Development Costs
Research and development (R&D) costs consist of labor, product design costs including rental of design tools, consumables, and costs of prototypes and are expensed as incurred.

Compensated Absences
The Company maintains a personal time off policy.  Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days per calendar year.  As of December 31, 2009 and 2008, the balance owed for compensated absences was $56,707 and $47,403, respectively.

Impairment or Disposal of Long-Lived Assets
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  The Company disposed of a significant amount of its assets during the year ended December 31, 2008.  Consequently, there were no assets that were considered to be impaired as of December 31, 2009.

Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company also recognizes the income tax effect of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If recognized, the tax portion of the adjustment would affect the effective tax rate.

Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

Stock-Based Compensation
The Company accounts for stock-based compensation at fair value using the Black-Scholes Option pricing model. All stock-based compensation cost is measured at the grant date using the Black-Sholes Option Pricing Model, based on the fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

No options were granted during the year ended December 31, 2009.  The fair value of options granted during 2008 was calculated based upon the following weighted-average assumptions:

Dividend Yield	0.0%
Risk-Free Interest Rate	2.84%
Expected Life	5.00 years
Expected Volatility	111.57%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rate that the Company presently uses is 0%.

Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2009 and 2008.

Net Loss per Common Share
Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2009 and December 31, 2008, basic and diluted earnings per share were the same.

Recent Accounting Pronouncements
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

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”).  ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 825-10-65 also amends ASC 825-10 to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements.  The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events from December 31, 2009 to the date the financial statements were issued.

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

Presentation as a Going Concern
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained net losses of $12,694,997 and $1,029,859 for the years ended December 31, 2009 and December 31, 2008, respectively.  The Company also has an accumulated deficit of $83,923,177 and a working capital deficit of $17,891,538 at December 31, 2009, of which $9,448,534 relates to the fair value of derivative financial instruments.  In September 2008, the Company shifted its principal operating model from product development to licensing enabling a reduction in headcount, footprint and infrastructure reducing expense run rates substantially.  There can be no assurance that this shift in business model will be successful.

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

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2009:

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$1,520	$1,520	$-	$-
	$1,520	$1,520	$-	$-

LIABILITIES:
Conversion option liabilities	$5,442,599	$-	$-	$5,442,599
Detachable warrant liabilities	4,005,935	-	-	4,005,935
	$9,448,534	$-	$-	$9,448,534

The Company’s cash instrument is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices.  The cash instrument that is valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  See Note 5 for the rollforward of Level 3 liabilities.

3.	Inventories

Inventories consisted of the following at December 31:

	2009	2008
Raw materials	$492,280	$631,280
Work in process	13,336	-
Finished goods	367,293	422,880
	872,909	1,054,160
Allowance for obsolescence	201,694	141,530
Inventory, net	$671,215	$912,630

4.	Property and Equipment

 Property and equipment consisted of the following at December 31:

	2009	2008
Furniture and office equipment	$29,666	$126,962
Computer equipment	183,689	214,773
Testing equipment	271,676	625,395
Leasehold improvements	85,952	113,317
	570,983	1,080,447
Less: Accumulated depreciation	548,040	1,041,414
Property and equipment, net	$22,943	$39,033

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009 and 2008 was $16,090 and $51,607, respectively.

5.	Securities Purchase Agreements

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

The Company allocated the proceeds of the April 2008 and July 2008 Notes to the individual financial instruments included in the transactions based on their estimated absolute fair values as follows:

	April 2008	July 2008	Total

Total proceeds	$3,125,000	$1,250,000	$4,375,000

Allocated to:
Common stock	2,531,250	675,000	3,206,250
Warrants	2,993,750	856,750	3,850,500
Conversion option	1,002,813	142,500	1,145,313
	6,527,813	1,674,250	8,202,063
Debt discount	(3,125,000)	(1,250,000)	(4,375,000)
Cost of financing senior convertible notes	$3,402,813	$424,250	$3,827,063

The fair value of the common stock was based on the closing market price of the Company’s common stock on the date of the transactions.  The fair values of the warrants and conversion options were based on the Black-Scholes Option pricing model.  All of the SPAs require the Company to maintain authorized shares of at least 130% of the sum of the maximum number of common shares issuable upon conversion of the Notes and upon exercise of the Warrants.

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

Since the modifications of the 2006 Notes, the 2007 Notes and the Series Q warrants resulted in terms that were substantially different from the terms of the previous 2006 Notes, the modification was recorded as an extinguishment of debt.  After eliminating all liabilities related to the 2006 and 2007 SPAs and adjusting the fair value of the Series Q warrants to reflect the reduced exercise price, a loss of $5,182,474 was recorded in the consolidated statements of operations for the year ended December 31, 2008.

The April 2008 SPA also amended the terms of the Series M-1 and M-2 warrants to eliminate the contingency provisions and therefore, the Series M-1 and Series M-2 warrants became immediately exercisable upon the effective date of the 2008 SPA.  The modifications to these warrants were not considered substantial and the Company did not record any gain or loss related to the amendments.  However, the Company recorded the portion of expense related to the warrants that became immediately exercisable of $1,146,033 as cost of financing for the year ended December 31, 2008.

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

Notes

Information relating to the Notes is as follows:

Transaction	Initial Principal Amount	Interest Rate (4), (5)		Maturity Date		Initial Fixed Conversion Price	Current Fixed Conversion Price	Unpaid Principal as of December 31, 2009	Unamortized Discount as of December 31, 2009	Carrying Value as of December 31, 2009

2006 Notes(1),(7)	$8,804,909	9.25%	(3)	07/31/2008	(7)	$0.44	$0.44	$4,448,440	$-	$4,448,440
2007 Notes(2),(8)	3,500,000	9.25%		08/01/2010		$1.21	$0.50	2,752,309	(877,592)	1,874,717
April 2008 Notes(6),(9)	3,125,000	10.00%		03/31/2010		$1.00	$1.00	2,125,000	(431,192)	1,693,808
July 2008 Notes(6),(10)	1,250,000	10.00%		07/28/2010		$1.00	$1.00	850,000	(364,583)	485,417
	$16,679,909							$10,175,749	$(1,673,367)	$8,502,382

(1)	All information presented reflects amendments made in January 2007.
(2)	Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The interest rate may be reduced to 7.00% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.
(4)	The interest rates increase to 15.00% upon the occurrence of an event of default.
(5)	Interest is calculated on the basis of a 360 day year.
(6)	All interest due under the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying consolidated balance sheets as follows as of:

	December 31, 2009			December 31, 2008
	Current	Long-term	Total	Current	Long-term	Total

April 2008 Notes	$53,125	$-	$53,125	$312,500	$78,125	$390,625
July 2008 Notes	49,583	-	49,583	125,000	72,917	197,917
	$102,708	$-	$102,708	$437,500	$151,042	$588,542

(7)
The investors have not demanded repayment.  During the year ended December 31, 2009, the Company issued 4,391,604 shares of common stock for the conversion of $1,930,020 of the balance due on the 2006 Notes.  During the year ended December 31, 2008, the Company issued 1,410,401 shares of common stock for the conversion of $171,212 of the balance due on the 2006 Notes.  Additionally, accrued interest payable of $452,238 was added to the principal balance of the 2006 Notes during the year ended December 31, 2009.

(8)
During the year ended December 31, 2009, the Company issued 2,093,569 shares of commons stock for the conversion of $1,046,784 of the balance due on the 2007 Notes.  Additionally, $299,093 of accrued interest payable was added to the principal balance of the 2007 Notes.

(9)	During the year ended December 31, 2009, the Company issued 4,337,369 shares of commons stock for the conversion of $1,000,000 of the balance due on the April 2008 Notes.
(10)	During the year ended December 31, 2009, the Company issued 2,364,878 shares of commons stock for the conversion of $400,000 of the balance due on the July 2008 Notes.

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

Subject to certain conditions, the Company may require the investors to convert up to 50% of the 2006 Notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company’s common stock are trading at or above 150% of the initial conversion price or convert up to 100% of the notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company’s common stock are trading at or above 175% of the initial conversion price. The 2006 Notes contain certain limitations on optional and mandatory conversion.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at December 31, 2009	Fair Value of Warrant Liability as of December 31, 2009	Fair Value of Warrant Liability as of December 31, 2008

L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$1,226,449	$841,306
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	392,464	269,409
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	398,596	273,619
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	127,551	87,558
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	660,100	302,400
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	282,900	129,600
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	655,625	426,875
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	262,250	170,750
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A
	60,844,917				8,502,114	69,347,031	$4,005,935	$2,501,517

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The April 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	The fair value of the Series O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:
(i)	The average of the dollar volume-weighted average price of the stock for the 15 consecutive tradingdays immediately following the public disclosure of an event of default;
(ii)	The lowest of the dollar volume-weighted average price of the stock during the 30 consecutive tradingdays ending on the date of exercise;
(iii)	The average of the dollar volume-weighted average price of the stock for the 3 consecutive tradingdays immediately preceding the date of exercise; or
(iv)	The average of the dollar volume-weighted average price of the stock for the 3 consecutive trading days immediately following the date of exercise.
(8)	Exercise price was amended by July 2008 SPA.
(9)	The Replacement Warrants are exercisable on a one-to-one basis as the Series Q warrants are exercised. The exercise price is the lowest of $0.50 or 75% of the lowest of the following:
(i)	The average of the dollar volume-weighted average price of the stock for the 30 consecutive tradingdays immediately following the public disclosure of an event of default;
(ii)	The average of the dollar volume-weighted average price of the stock for the 30 consecutive trading days immediately preceding the public disclosure of an event of default;
(iii)	The average of 3 lowest volume-weighted average prices of the stock during either (i) or (ii) above.

The holders’ rights to exercise the 9,761,536 Series M warrants was contingent on a mandatory conversion of the 2006 Notes at the option of the Company.  A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares.  The 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they are immediately exercisable.  The Company recognized $1,146,063 of expense related to the M warrants for the year ended December 31, 2008.  The value of the M warrants was measured at fair value on January 18, 2007 using the Black-Scholes option pricing model.  The Replacement Warrants are exercisable on a one-for-one basis for every Series Q warrant exercised.

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the year ended:

	December 31, 2009				December 31, 2008
	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes

Stock price	$0.17	$0.17	$0.17	$0.17	$0.14	$0.14	$0.14	$0.14
Exercise price	$0.16	$0.50	$0.15	$0.15	$0.44	$0.50	$1.00	$1.00
Expected life (in years)	0.75	1.50	1.26	1.26	0.75	1.50	1.26	1.26
Volatility	168.86%	176.74%	177.93%	177.93%	165.61%	131.21%	138.78%	138.78%
Risk-free rate of return	0.34%	0.81%	0.64%	0.64%	0.32%	0.57%	0.47%	0.47%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants

Stock price	$0.17	$0.17	$0.17	$0.17	$0.14	$0.14	$0.14	$0.14
Exercise price	$0.44	$0.50	$0.50	$0.50	$0.44	$0.50	$1.00	$0.50
Expected life (in years)	0.75	1.50	2.76	2.76	0.75	1.50	2.76	2.76
Volatility	168.86%	176.74%	141.04%	141.04%	165.61%	131.21%	124.11%	124.11%
Risk-free rate of return	0.34%	0.81%	1.57%	1.57%	0.32%	0.57%	0.94%	0.94%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$6,097,434	$(3,331,597)		$3,929,462	$8,696,190
Amortization of debt discount	-	3,331,597		-	-
Conversion of notes to common stock	(171,212)	-		(151,932)	-
Recognition of warrant liabilities upon satisfaction of contingency related to Series M-1 and M-2 warrants	-	-		-	1,146,033
Change in fair value of conversion option and detachable warrant liabilities	-	-		(3,279,034)	(8,370,331)
Balance, December 31, 2008	5,926,222	-		498,496	1,471,892
Accrued interest added to principal balance	452,238	(74,084)	*	74,084	-
Amortization of debt discount	-	74,084	*	-	-
Conversion of notes to common stock	(1,930,020)	-		(319,559)	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,331,928	673,168
Balance, December 31, 2009	$4,448,440	$-		$2,584,949	$2,145,060

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2008	$3,500,000	$(3,013,890)	$150,428	$214,896
Loss on extinguishment of debt	-	2,722,224	(372,142)	(531,630)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(3,500,000)	2,658,600	3,798,000
Amortization of debt discount	-	1,416,666	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(2,134,486)	(3,049,266)
Balance, December 31, 2008	3,500,000	(2,375,000)	302,400	432,000
Accrued interest added to principal balance	299,093	(52,212)	52,212	-
Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	1,549,620	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	333,843	511,000
Balance, December 31, 2009	$2,752,309	$(877,592)	$519,085	$943,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at April 1, 2008 (inception)	$3,125,000	$(3,125,000)	$1,002,813	$2,993,750
Gain on extinguishment of debt	-	701,167	-	(1,590,625)
Fair value of amended notes, conversion option liability and detachable warrant liabilities	-	(841,400)	-	2,084,375
Amortization of debt discount	-	1,119,288	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(929,375)	(3,060,625)
Balance, December 31, 2008	3,125,000	(2,145,945)	73,438	426,875
Conversion of notes to common stock	(1,000,000)	-	(231,526)	-
Amortization of debt discount	-	1,714,753	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,828,492	228,750
Balance, December 31, 2009	$2,125,000	$(431,192)	$1,670,404	$655,625

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance at July 28, 2008 (inception)	$1,250,000	$(1,250,000)	$142,500	$856,750
Amortization of debt discount	-	260,417	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(113,125)	(686,000)
Balance, December 31, 2008	1,250,000	(989,583)	29,375	170,750
Conversion of notes to common stock	(400,000)	-	(381,415)	-
Amortization of debt discount	-	625,000	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,020,201	91,500
Balance, December 31, 2009	$850,000	$(364,583)	$668,161	$262,250

A summary of the balances as of December 31, 2009 and 2008 follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,448,440	$-	$2,584,949	$2,145,060
2007 Notes	2,752,309	(877,592)	519,085	943,000
April 2008 Notes	2,125,000	(431,192)	1,670,404	655,625
July 2008 Notes	850,000	(364,583)	668,161	262,250
Balance, December 31, 2009	$10,175,749	$(1,673,367)	$5,442,599	$4,005,935

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$5,926,222	$-	$498,496	$1,471,892
2007 Notes	3,500,000	(2,375,000)	302,400	432,000
April 2008 Notes	3,125,000	(2,145,945)	73,438	426,875
July 2008 Notes	1,250,000	(989,583)	29,375	170,750
Balance, December 31, 2008	$13,801,222	$(5,510,528)	$903,709	$2,501,517

6.	Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During 2009, the Company issued 200,000 shares of common stock for consulting services valued at $34,000.

During 2009, the Company issued 13,187,420 shares of common stock for the conversion of $4,376,804 of the principal balance of notes payable and $1,101,870 related to the reduction of the conversion option liability.

During 2008, in connection with the Company’s senior convertible notes, the Company issued 1,410,401 shares related to $171,212 of principal, $215,373 in accrued interest and $151,933 relating to the reduction of the conversion option liability.

During 2008, the Company issued a total of 4,375,000 shares of common stock in connection with 2 private placements valued at $3,206,250 (See note 5).

7.	Stock Options

2005 Stock Plan

The Company’s 2005 Stock Plan was approved by the Company’s Board of Directors on April 7, 2005, approved by the Company’s shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan (“2005 Plan”) by the Company’s Board of Directors on June, 29, 2007.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007.  Prior to that time, the Company issued only non-plan stock options.  The 2005 Plan is now the Company’s only formal plan for providing stock-based incentive compensation to the Company’s eligible employees, non-employee directors and certain consultants.  The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of December 31, 2009, the 2005 Plan had a total of 908,667 options outstanding and 1,991,333 shares reserved for future grants.

Non-Plan Options

Prior to approval of our 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors.  The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of December 31, 2009, there were 850,000 non-plan options outstanding.

A summary of the activity of the Company’s stock options for the years ended December 31, 2008 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	1,801,000	$1.01
Granted	1,282,000	0.53
Forfeited / Expired	(1,213,000)	0.89
Exercised	-	-
Outstanding, December 31, 2008	1,870,000	$0.76	5.42	$-
Granted	-	-
Forfeited / Expired	(111,333)	0.42
Exercised	-	-
Outstanding, December 31, 2009	1,758,667	$0.78	4.32	-
Exercisable, December 31, 2009	1,247,333	$0.88	3.53	$-

As of December 31, 2009 total unrecognized stock-based compensation cost related to unvested stock options was $95,295, which is expected to be recognized over a weighted average period of approximately 1.24 years.

A summary of the status of the Company’s unvested stock options as of December 31, 2009 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2008	619,167
Granted	1,282,000
Vested	(221,667)
Non-vested shares forfeited	(759,667)	$0.59
Non-vested at December 31, 2008	919,833	$0.39
Granted	-
Vested	(325,666)	$0.41
Non-vested shares forfeited	(83,333)	$0.19
Non-vested at December 31, 2009	510,834	$0.42

For the year ended December 31, 2009 and 2008, the Company recognized $102,551 and $216,978, respectively, in stock-based compensation costs related to the issuance of options to employees.  These costs were calculated using the Black-Scholes Option Pricing Model and are reflected in operating expenses.

8.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2008	55,604,444	$0.76
Granted	23,868,498	0.50
Cancelled/Forfeited	(400,000)	1.22
Exercised	-	-
Outstanding at December 31, 2008	79,072,942	$0.63
Granted	-	-
Cancelled/forfeited	(3,447,999)	1.23
Exercised	-	-
Outstanding at December 31, 2009	75,624,943	$0.64

Series	Issue Date	Outstanding at January 1, 2008	Granted	Exercised / Forfeited	Outstanding at December 31, 2008	Granted	Exercised / Forfeited	Outstanding at December 31, 2009

B	April 2004	1,950,001	-	-	1,950,001	-	(1,950,001)	-
D	June 2004	972,223	-	-	972,223	-	(972,223)	-
E	2004-2005	141,000	-	-	141,000	-	(141,000)	-
F	April 2005	14,385	-	-	14,385	-	-	14,385
G	April 2005	3,564,188	-	-	3,564,188	-	-	3,564,188
G-BH	April 2005	1,505,989	-	-	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	-	10,000	-	-	10,000
J	August 2005	16,255	-	-	16,255	-	-	16,255
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433	-	-	2,366,433
N	July 2007	2,909,636	4,090,364	-	7,000,000	-	-	7,000,000
O	July 2007	1,891,263	2,658,737	-	4,550,000	-	-	4,550,000
P	July 2007	1,246,987	1,753,013	-	3,000,000	-	-	3,000,000
Q	April 2008	-	6,250,000	-	6,250,000	-	-	6,250,000
Replacement	July 2008	-	6,250,000	-	6,250,000	-	-	6,250,000
R	July 2008	-	2,500,000	-	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,585,486	366,384	(400,000)	1,551,870	-	(384,775)	1,167,095
		55,604,444	23,868,498	(400,000)	79,072,942	-	(3,447,999)	75,624,943

The following table summarizes warrants outstanding at December 31, 2009:

Range of Exercise Prices	Number Outstanding	Wtd. Ave. Life	Wtd. Ave. Price	Number Exercisable
$.40-2.50	75,624,943	3.22	$0.64	64,824,943

2008 Warrants

On April 1, 2008, pursuant to the terms of the securities purchase agreement the Company issued 6,250,000 Series Q warrants. These warrants had an initial exercise price of $1.00 and expire on March 31, 2017.  In connection with the July 2008 financing, the exercise price of the Series Q warrants was reduced to $0.50.  Based on this adjustment, the Company issued an additional 4,090,364, 2,658,737, and 1,753,013 Series N, Series O, and Series P warrants, respectively.

On July 31, 2008, pursuant to the terms of the securities purchase agreement the Company issued 2,500,000 Series R warrants. These warrants have an exercise price of $1.00 and expire on July 31, 2016.

2007 Warrants

In connection with securing the 2007 Notes (as described in Note 5 above), the investors were entitled to Series N warrants to purchase up to an aggregate of 2,909,636 shares of the Company’s common stock, Series P warrants to purchase up to an aggregate of 1,246,987 shares of the Company’s common stock and Series O warrants to purchase up to an aggregate of 1,891,263 shares of the Company’s common stock.  These series of N, O, and P warrants had an original exercise price of $1.2029 per share and expire August 1, 2016.  The Series N and P warrants are immediately exercisable.  The Series O warrants become exercisable only upon a “mandatory conversion” of the notes, which is callable by the Company.

2006 Warrants

In connection with securing the 2006 Notes (as described in Note 5 above), the investors were issued Series L-1 warrants to purchase up to an aggregate of 22,754,163 shares of the Company’s common stock, Series L-2 warrants to purchase up to an aggregate of 7,281,332 shares of the Company’s common stock and Series M-2 warrants to purchase up to an aggregate of 2,366,433 shares of the Company’s common stock.  Both the Series L-1 warrants and Series M-2 warrants have an exercise price of $0.44 per share and expire August 1, 2016.  The Series L-1 warrants are immediately exercisable.  The Series M-2 warrants become exercisable only upon a “mandatory conversion” of the notes, which is callable by the Company.

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

The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During 2008, the Company capitalized $40,113 as debt issuance costs.  During the years ended December 31, 2009 and 2008, the Company amortized $20,056 and $141,213, respectively, $53,905 of which is included in loss on extinguishment of debt for the year ended December 31, 2008.

9.	Commitments and Leases

The Company leases office space under a non-cancelable operating lease expiring March 31, 2010 for $1,560 per month.  Rent expense for the years ended December 31, 2009 and 2008 was $18,720 and $231,304, respectively.

In October 2008, the Company rendered possession of its prior operating facility to the landlord and charged $241,261 to other expense in connection with rent due for the remainder of the lease (October 1, 2008 – July 31, 2009).  In November 2009, the Company settled the matter for $216,000 plus simple interest at 10 percent per annum.  The Company paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, the Company will make monthly payments of $9,000.  A final payment of $6,106 is due on February 15, 2012.  As a result of the settlement, the Company recorded an additional expense of $21,435 for the year ended December 31, 2009.  The Company charged $241,261 to expense for the year ended December 31, 2008.

Future minimum payments under the settlement agreement are as follows:

2010	$93,113
2011	100,955
2012	14,931
$208,999

As of December 31, 2009, the Company has $30,178 in purchase order commitments.

10.	Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at December 31:

	2009	2008
Deferred tax assets:
Non-cash compensation	$95,000	$95,000
Non-benefited tax losses and credits	36,683,000	29,086,000
Total deferred tax assets	36,778,000	29,181,000
Deferred tax liabilities	-	-
Net book value of assets	-	(26,000)
Total deferred tax liabilities	-	(26,000)
Total net deferred tax assets	36,778,000	29,155,000
Valuation allowance	(36,778,000)	(29,155,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $84,530,000 and $80,290,000, respectively expiring between 2023 and 2029.  Should the Company move out of the enterprise zone, approximately $29,000,000 of the state net operating loss will be suspended leaving approximately $31,000,000 of the general state net operating loss remaining.

Internal Revenue Code Section 382 imposes limitation on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership percentage of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years.

At December 31, 2009 and 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions.  The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2007 and 2006, respectively.  The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

11.	Subsequent Events

The following subsequent events have occurred through the filing date of this report, March 26, 2009.

In a letter agreement dated January 12, 2010, signed by Castlerigg Master Investments, Ltd., Cedar Hill Capital Partners Onshore, LP, Cedar Hill Capital Partners Offshore, Ltd. (the “Investors”) and the Company, the Investors granted the Company a limited waiver by which interest in the amount of $166,220 due under the secured notes payable as of December 31, 2009 will be added to the principal balance of the secured notes rather than be paid in cash or through conversion of the notes.

On March 4, 2010 the Company renewed the lease for its current premises through September 30, 2010.  The lease has a monthly rent of $1,560.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.6	Facility lease agreement with Martin Investment dated December 16, 2009
31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

44