Form 10-Q
period 2010-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2010-05-14
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 14, 2010, there were 85,922,744 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

i

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,214	$162,242
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2010 and December 31, 2009	191,914	52,276
Inventories, net	619,265	671,215
Prepaid interest	28,333	102,708
License fees	81,970	92,770
Other current assets	19,096	23,414

Total current assets	1,020,792	1,104,625

PROPERTY AND EQUIPMENT, NET	19,226	22,943

OTHER ASSETS
Debt issuance costs, net	-	5,015
Deposits	1,560	1,560

TOTAL ASSETS	$1,041,578	$1,134,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$132,809	$114,061
Accrued interest payable	256,981	253,138
Current portion of legal settlement payable	93,113	93,113
Deferred revenue	81,058	14,777
Accrued liabilities	609,785	570,158
Detachable warrant liabilities	2,993,871	4,005,935
Conversion option liabilities	4,902,843	5,442,599
Senior convertible notes payable, net of debt discount
of $702,692 and $1,673,367 at March 31, 2010 and
December 31, 2009, respectively	9,639,277	8,502,382

Total current liabilities	18,709,737	18,996,163

LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	88,887	115,887

TOTAL LIABILITIES	18,798,624	19,112,050

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized;
85,922,744 shares issued and outstanding at March 31, 2010
and December 31, 2009	85,923	85,923
Additional paid-in capital	65,913,566	65,859,347
Accumulated deficit	(83,756,535)	(83,923,177)

Total stockholders' deficit	(17,757,046)	(17,977,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,041,578	$1,134,143

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

REVENUE, NET	$427,239	$381,443
COST OF SALES	216,185	177,957

GROSS PROFIT	211,054	203,486

OPERATING EXPENSES
Salary expense and salary related costs	219,178	179,015
Research and development	16,663	13,379
Selling, general and administrative	139,527	123,317

Total operating expenses	375,368	315,711

Loss from operations	(164,314)	(112,225)

OTHER INCOME (EXPENSE)
Interest income	2	12
Change in fair value of conversion option and warrant liabilities	1,629,044	521,261
Amortization of discount on convertible debt	(1,047,899)	(965,137)
Interest expense	(250,191)	(307,358)

Total other income (expense)	330,956	(751,222)

Income (loss) before income taxes	166,642	(863,447)

Income tax (provision) benefit	-	-

NET INCOME (LOSS)	$166,642	$(863,447)

Income (loss) per share - basic	$-	$(0.01)

Income (loss) per share - diluted	$-	$-

Weighted average number of shares outstanding - basic	85,922,744	73,748,894

Weighted average number of shares outstanding - diluted	138,929,618	73,748,894

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	85,922,744	$85,923	$65,859,347	$(83,923,177)	$(17,977,907)

Stock-based compensation	-	-	54,219	-	54,219

Net income	-	-	-	166,642	166,642

Balance, March 31, 2010	85,922,744	$85,923	$65,913,566	$(83,756,535)	$(17,757,046)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$166,642	$(863,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,717	4,022
Amortization	1,052,914	970,151
Stock-based compensation	54,219	25,407
Change in fair value of conversion option and warrant liabilities	(1,629,044)	(521,261)
Change in inventory reserve	18,917	-
Changes in operating assets and liabilities:
Accounts receivable	(139,638)	12,026
Inventories	33,033	105,299
Prepaid expenses and other assets	89,493	171,698
Accounts payable and accrued liabilities	201,438	234,541
Deferred revenue	66,281	(2,803)

Net cash provided by (used in) operating activities	(82,028)	135,633

Net increase (decrease) in cash and cash equivalents	(82,028)	135,633

CASH AT BEGINNING OF PERIOD	162,242	62,461

CASH AT END OF PERIOD	$80,214	$198,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$739	$-

Cash paid for income taxes	$-	$1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued interest payable added to principal balance	$166,220	$751,333

Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$77,224	$126,296

Conversion of notes payable to common stock	$-	$4,376,804

Reduction of conversion option liability upon conversion	$-	$1,101,870

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2009 consolidated balance sheet was derived from audited financial statements as of December 31, 2009.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss from operations of $164,314 for the three months ended March 31, 2010.  Additionally, the Company also has an accumulated deficit of $83,756,535 and a working capital deficit of $17,688,945 as of March 31, 2010, of which $7,896,714 relates to the fair value of derivative financial instruments.

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

Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

2.	Inventories

Inventories consist of the following as of:

	March 31, 2010	December 31, 2009

Raw materials	$536,151	$492,280
Work in process	-	13,336
Finished goods	303,725	367,293

	839,876	872,909
Allowance for obsolescence	(220,611)	(201,694)

Inventories, net	$619,265	$671,215

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of March 31, 2010, the 2005 Plan had a total of 617,000 options outstanding and 2,383,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of March 31, 2010, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the three months ended March 31, 2010 or 2009.

For the three months ended March 31, 2010 and 2009, the Company recognized $54,219 and $25,407, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  The 2010 compensation cost includes a one-time charge of $28,812 for the true-up of stock options that became fully vested during the quarter.  These costs are reflected in operating expenses.

Stock option activity was as follows for the three months ended March 31, 2010:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2010	1,758,667	$0.78	4.32
Granted	-	-
Forfeited / Expired	(291,667)	0.20
Exercised	-	-

Outstanding, March 31, 2010	1,467,000	$0.90	3.56	$-
Exercisable, March 31, 2010	1,314,667	$0.93	3.30	$-

A summary of the status of the Company’s unvested shares as of March 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested, January 1, 2010	510,834
Granted	-
Vested	(147,333)	$0.56
Non-vested shares forfeited	(211,167)	0.17

Non-vested, at March 31, 2010	152,334	$0.53

As of March 31, 2010, total unrecognized stock-based compensation cost related to unvested stock options was $57,673, which is expected to be recognized over a weighted-average period of approximately 0.78 years.

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

The April 2008 SPA also amended the terms of the Series M-1 and M-2 Warrants to eliminate the contingency provisions and therefore, the Series M-1 and Series M-2 warrants became immediately exercisable upon the effective date of the April 2008 SPA.

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

Notes

Information relating to the Notes is as follows:

Transaction	Initial Principal Amount	Interest Rate (4), (5)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Unpaid Principal as of March 31, 2010	Unamortized Discount as of March 31, 2010	Carrying Value as of March 31, 2010

2006 Notes(1),(7)	$8,804,909	9.25%	(3)	07/31/2008	$0.44	$0.44	$4,551,311	$-	$4,551,311
2007 Notes(2)	3,500,000	9.25%		08/01/2010	$1.21	$0.50	2,815,658	(494,359)	2,321,299
April 2008 Notes(6),(7)	3,125,000	10.00%		03/31/2010	$1.00	$1.00	2,125,000	-	2,125,000
July 2008 Notes(6)	1,250,000	10.00%		07/28/2010	$1.00	$1.00	850,000	(208,333)	641,667

	$16,679,909						$10,341,969	$(702,692)	$9,639,277

(1)	All information presented reflects amendments made in January 2007.
(2)	Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The interest rate may be reduced to 7.00% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.
(4)	The interest rates increase to 15.00% upon the occurrence of an event of default.
(5)	Interest is calculated on the basis of a 360 day year.
(6)	Interest for the first two years of the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Prepaid interest is reflected in the accompanying consolidated balance sheets.
(7)	The investors have not demanded repayment.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at March 31, 2010	Fair Value of Warrant Liability as of March 31, 2010	Fair Value of Warrant Liability as of December 31, 2009

L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$602,986	$1,226,449
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	192,955	392,464
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	195,970	398,596
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	62,710	127,551
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	662,900	660,100
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	284,100	282,900
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	708,750	655,625
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	283,500	262,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A

	60,844,917				8,502,114	69,347,031	$2,993,871	$4,005,935

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The April 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	The fair value of the Series O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:
(i)	The average of the dollar volume-weighted average price of the stock for the 15 consecutive tradingdays immediately following the public disclosure of an event of default;
(ii)	The lowest of the dollar volume-weighted average price of the stock during the 30 consecutive trading days ending on the date of exercise;
(iii)	The average of the dollar volume-weighted average price of the stock for the 3 consecutive trading days immediately preceding the date of exercise; or
(iv)	The average of the dollar volume-weighted average price of the stock for the 3 consecutive trading days immediately following the date of exercise.
(8)	Exercise price was amended by July 2008 SPA.
(9)	The Replacement Warrants are exercisable on a one-to-one basis as the Series Q warrants are exercised. The exercise price is the lowest of $0.50 or 75% of the lowest of the following:
(i)	The average of the dollar volume-weighted average price of the stock for the 30 consecutive trading days immediately following the public disclosure of an event of default;
(ii)	The average of the dollar volume-weighted average price of the stock for the 30 consecutive trading days immediately preceding the public disclosure of an event of default;
(iii)	The average of 3 lowest volume-weighted average prices of the stock during either (i) or (ii) above.

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	March 31, 2010				March 31, 2009
	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes

Stock price	$0.18	$0.18	$0.18	$0.18	$0.11	$0.11	$0.11	$0.11
Exercise price	$0.16	$0.50	$0.15	$0.15	$0.44	$0.50	$1.00	$1.00
Expected life (in years)	0.75	1.50	1.26	1.26	0.75	1.50	1.26	1.26
Volatility	115.30%	167.49%	154.74%	154.74%	183.58%	141.21%	149.70%	149.70%
Risk-free rate of return	0.72%	0.81%	0.57%	0.57%	0.50%	0.69%	0.63%	0.63%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants

Stock price	$0.18	$0.18	$0.18	$0.18	$0.11	$0.11	$0.11	$0.11
Exercise price	$0.44	$0.50	$0.50	$0.50	$0.44	$0.50	$1.00	$0.50
Expected life (in years)	0.75	1.50	2.76	2.76	0.75	1.50	2.76	2.76
Volatility	115.30%	167.49%	142.01%	142.01%	183.58%	141.21%	128.20%	128.20%
Risk-free rate of return	0.33%	0.72%	1.46%	1.46%	0.50%	0.69%	1.07%	1.07%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$5,926,222	$-		$498,496	$1,471,892
Accrued interest added to principal balance	137,044	(11,600)	*	11,600	-
Conversion of notes to common stock	(1,426,346)	-		(232,380)	-
Amortization of debt discount	-	11,600	*	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-		44,092	(250,721)

Balance, March 31, 2009	4,636,920	-		321,808	1,221,171
Accrued interest added to principal balance	110,162	(8,948)	*	8,948	-
Conversion of notes to common stock	(497,458)	-		(85,234)	-
Amortization of debt discount	-	8,948	*	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-		1,024,105	4,004,180

	4,249,624	-		1,269,627	5,225,351

Accrued interest added to principal balance	104,487	(34,498)	*	34,498	-
Conversion of notes to common stock	(6,216)	-		(1,945)	-
Amortization of debt discount	-	34,498	*	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-		(444,562)	(1,914,539)

Balance, September 30, 2009	4,347,895	-		857,618	3,310,812
Accrued interest added to principal balance	100,545	(19,038)	*	19,038	-
Conversion of notes to common stock	-	-			-
Amortization of debt discount	-	19,038	*	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-		1,708,293	(1,165,752)

Balance, December 31, 2009	4,448,440	-		2,584,949	2,145,060
Accrued interest added to principal balance	102,871	(64,326)	*	64,326	-
Amortization of debt discount	-	64,326	*	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-		(544,996)	(1,090,439)

Balance, March 31, 2010	$4,551,311	$-		$2,104,279	$1,054,621

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$3,500,000	$(2,375,000)	$302,400	$432,000
Accrued interest added to principal balance	80,938	(7,009)	7,009	-
Amortization of debt discount	-	376,107	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(63,757)	(89,000)

Balance, March 31, 2009	3,580,938	(2,005,902)	245,652	343,000
Accrued interest added to principal balance	82,809	(6,542)	6,542	-
Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	377,334	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	683,946	1,122,000

Balance, June 30, 2009	2,616,963	(1,635,110)	766,770	1,465,000
Accrued interest added to principal balance	73,429	(23,776)	23,776	-
Amortization of debt discount	-	395,623	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(119,462)	(262,000)

Balance, September 30, 2009	2,690,392	(1,263,263)	671,084	1,203,000
Accrued interest added to principal balance	61,917	(14,885)	14,885	-
Amortization of debt discount	-	400,556	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(166,884)	(260,000)

Balance, December 31, 2009	2,752,309	(877,592)	519,085	943,000
Accrued interest added to principal balance	63,349	(12,898)	12,898	-
Amortization of debt discount	-	396,131	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	1,303	4,000

Balance, March 31, 2010	$2,815,658	$(494,359)	$533,286	$947,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$3,125,000	$(2,145,945)	$73,438	$426,875
Amortization of debt discount	-	421,180	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(12,500)	(103,125)

Balance, March 31, 2009	3,125,000	(1,724,765)	60,938	323,750
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	287,812	718,750

Balance, June 30, 2009	3,125,000	(1,293,574)	348,750	1,042,500
Conversion of notes to common stock	(828,930)	-	(98,787)	-
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	83,885	(210,625)

Balance, September 30, 2009	2,296,070	(862,383)	333,848	831,875
Conversion of notes to common stock	(171,070)	-	(132,739)	-
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	1,469,295	(176,250)

Balance, December 31, 2009	2,125,000	(431,192)	1,670,404	655,625
Amortization of debt discount	-	431,192	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(52,348)	53,125

Balance, March 31, 2010	$2,125,000	$-	$1,618,056	$708,750

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$1,250,000	$(989,583)	$29,375	$170,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(5,000)	(41,250)

Balance, March 31, 2009	1,250,000	(833,333)	24,375	129,500
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	115,125	287,500

Balance, June 30, 2009	1,250,000	(677,083)	139,500	417,000
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion
option and detachable warrant liabilities			254,363	(84,250)

Balance, September 30, 2009	1,250,000	(520,833)	393,863	332,750
Conversion of notes to common stock	(400,000)	-	(381,415)	-
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	655,713	(70,500)

Balance, December 31, 2009	850,000	(364,583)	668,161	262,250
Amortization of debt discount	-	156,250	-
Change in fair value of conversion
option and detachable warrant liabilities	-	-	(20,939)	21,250

Balance, March 31, 2010	$850,000	$(208,333)	$647,222	$283,500

A summary of the balances as of March 31, 2010 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,551,311	$-	$2,104,279	$1,054,621

2007 Notes	2,815,658	(494,359)	533,286	947,000

April 2008 Notes	2,125,000	-	1,618,056	708,750

July 2008 Notes	850,000	(208,333)	647,222	283,500

Balance, March 31, 2010	$10,341,969	$(702,692)	$4,902,843	$2,993,871

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2010	75,624,943	$0.64
Granted	-	-
Cancelled/forfeited	(10,000)	.52
Exercised	-	-
Outstanding at March 31, 2010	75,614,943	$0.64

The following tables summarize warrants outstanding at March 31, 2010:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable
$0.40-2.50	75,364,943	3.00 years	$0.64	64,564,943

Series	Issue Date	Outstanding at January 1, 2010	Granted	Exercised / Forfeited	Outstanding at March 31, 2010

F	April 2005	14,385	-	-	14,385
G	April 2005	3,564,188	-	-	3,564,188
G-BH	April 2005	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	(10,000)	-
J	August 2005	16,255	-	-	16,255
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	-	1,167,095

		75,624,943	-	(10,000)	75,614,943

1.  Series A, Series B, Series C, Series D, Series H, Series I and Series K warrants have expired.

In connection with the 2006 SPA, the Company issued to a placement agent warrants with a term of five years to purchase 600,710 shares of the Company’s common stock at an exercise price of $0.44.  In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company’s common stock at an exercise price of $1.20.  In connection with the April 1, 2008 SPA, the Company will issue warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended March 31, 2010 and 2009, the Company amortized $5,015 and $5,014, respectively, of debt issuance costs.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2010.

	Total	Level 1	Level 2	Level 3

ASSETS:

Cash equivalents	$1,525	$1,525	$-	$-

	$1,525	$1,525	$-	$-

LIABILITIES:

Conversion option liabilities	$4,902,843	$-	$-	$4,902,843

Detachable warrant liabilities	2,993,871	-	-	2,993,871

	$7,896,714	$-	$-	$7,896,714

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

In October 2008, the Company rendered possession of its prior operating facility to the landlord.  In November 2009, the Company settled the matter for $216,000 plus simple interest at 10 percent per annum.  The Company paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, the Company will make monthly payments of $9,000.  A final payment of $6,106 is due on February 15, 2012.

8.	Subsequent Events

The following subsequent events have occurred through the filing date of this report, May 14, 2010.

In a letter agreement dated March 26, 2010, signed by Castlerigg Master Investments, Ltd., (the “Investors”) and the Company, the Investors granted the Company a limited waiver by which accrued interest in the amount of $170,063 due under the secured notes payable as of March 31, 2010 will be added to the principal balance of the Notes rather than be paid in cash or through conversion of the Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, our future business, financial condition, operating strategies and operational and legal risks.  These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” or variations of those terms and other similar expressions, including their use in the negative.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	our inability to continue as a going concern,
●	our inability to raise additional capital,
●	lower sales and revenues than forecast,
●	our inability to carry out our marketing and sales plans,
●	unexpected costs and operating deficits,
●	our failure to establish relationships with and capitalize upon access to new customers,
●	litigation and administrative proceedings involving us or our products,
●	adverse publicity and news coverage,
●	adverse economic conditions,
●	entry of new and stronger competitors,
●	changes in interest rates and inflationary factors, and
●	other specific risks that may be referred to in this report or in other reports that we have issued.

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

We have designed and produced a family of virtualized network switching products branded the “Ether-Raptor” line, which consist of core and edge switch products that operate together in a unique and highly efficient manner.  In a departure from traditional, centralized chassis-based switch architectures that were originally designed to handle latency (a time delay in the transfer of data) insensitive traffic such as email and block data transfers, we have developed the ability to “bind” physically separated network switches into a common “virtual chassis,” creating the ability for a single network device to exist in multiple locations at the same time.  This contiguous transport architecture allows for very fast data transport while removing the limitations of active/passive link states common in legacy networks.  This functionality is believed to be essential to new high-bandwidth, latency sensitive applications such as Voice over Internet Protocol (“VoIP”), streaming video, Internet Protocol Television (“IPTV”) and cloud computing and storage, none of which existed when traditional chassis-based network switch designs were originally designed.  We believe that our “distributed fabric” architecture and associated products may redefine the manner in which data distribution occurs for service providers offering VOIP, streaming video, IPTV and cloud computing and access.  Due to the full, open-standards compatibility of our Ether-Raptor product line, our network switching products have nearly universal applicability on legacy as well as newly installed Ethernet networks where speed, high bandwidth, cyber resiliency and survivability are essential.

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

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $83,756,535 through March 31, 2010.  At March 31, 2010, we had a deficit in working capital of $17,688,945 of which $7,896,714 relates to the fair value of derivative financial instruments.

We funded our deficits in 2007 and 2008 largely by obtaining debt and equity financing from outside providers.  In 2009, we changed our operating model to reduce our expenses and financed our operations with the cash flow we generated from operating activities.  Through March 31, 2010, cash used in operations was approximately $80,000.  There can be no assurance that cash from operations will be sufficient to finance our operations in the future.

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

RISK FACTORS

The Risk Factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed and are incorporated by reference into this Form 10-Q.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories increased from $201,694 at December 31, 2009 to $220,611 at March 31, 2010 due to an additional charge of $18,917 related to slow-moving products.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2010 and 2009.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	2010	2009	Change ($)	Change (%)

REVENUE, NET	$427,239	$381,443	$45,796	12.0%
COST OF SALES	216,185	177,957	38,228	21.5%

GROSS PROFIT	211,054	203,486	7,568	3.7%

OPERATING EXPENSES
Salary expense and salary related costs	219,178	179,015	40,163	22.4%
Research and development	16,663	13,379	3,284	24.5%
Selling, general and administrative	139,527	123,317	16,210	13.1%

Total operating expenses	375,368	315,711	59,657	18.9%

Loss from operations	(164,314)	(112,225)	(52,089)	46.4%

OTHER INCOME (EXPENSE)
Interest income	2	12	(10)	-83.3%
Change in fair value of conversion option and warrant liabilities	1,629,044	521,261	1,107,783	212.5%
Amortization of discount on convertible debt	(1,047,899)	(965,137)	(82,762)	8.6%
Interest expense	(250,191)	(307,358)	57,167	-18.6%

Total other income (expense)	330,956	(751,222)	1,082,178	-144.1%

Income (loss) before income taxes	166,642	(863,447)	1,030,089	-119.3%

Income tax (provision) benefit	-	-	-	0.0%

NET INCOME (LOSS)	$166,642	$(863,447)	$1,030,089	-119.3%

Net Revenues

Net revenues increased by $45,796 or 12% in the first quarter of 2010 as compared to the first quarter of 2009.  This increase partially resulted from a new statement of work (“SOW”) with a government contractor that was approved in late 2009 that allows us to bill for design work on the Company’s next flagship product.  As a result of the new SOW, billings to the government for services increased from $90,735 in the first quarter of 2009 to $208,911 in 2010.  Additionally, we generated $12,776 of support revenues in 2010.  In the first quarter of 2009, we had no support revenues.  The above increases were offset by a decrease in product sales revenue from $290,708 in the first quarter of 2009 to $205,552 in the first quarter of 2010.  In total, we sold 5 ER 1010 E core systems in the first quarter of 2010 as compared to 14 in the first quarter of 2009.

Gross Profit

Gross profit increased by $7,568 in the first quarter of 2010 as compared to the first quarter of 2009.  The increase was attributable to the higher levels of revenue in 2010 over 2009.  This was offset by a charge of $18,917 for obsolescence in the first quarter of 2010.  Additional future charges as a result of possible declining sales of legacy products in inventory may be required.  As a result, there can be no assurance as to margin percentages until the legacy hardware is sold or fully written off.

Operating Expenses

The increase in operating expenses in the first quarter of 2010 compared to the same period of 2009 was $59,657 or 18.9%, and resulted from the following.

Salary Expenses

Salary and salary-related expenses increased by $40,163 in the first quarter of 2010 compared to the same period in 2009, representing a 22.4% increase.  The increase of expenses incurred in the first quarter of 2010 is the result of the reinstatement of the salaries of our CEO and CFO to their previous levels effective September 15, 2009.  On November 1, 2008, due to cash flow constraints of the Company, the CEO’s salary was temporarily reduced from $192,000 per annum to $152,000 and the CFO’s salary was reduced from $160,000 per annum to $120,000.  Additionally, during the first quarter of 2010, we incurred additional expense of $28,812 related to the true up of certain stock options that fully vested in the quarter.  These increases were partially offset by an increase of approximately $11,000 in the charge-back of salaries to a government contractor for services provided in the first quarter of 2010 than in 2009.

Research and Development

Research and development expenses increased from $13,379 in the first quarter of 2009 to $16,663 in the first quarter of 2010, an increase of 25%.  In the first quarter of 2010, we spent $6,720 for parts consumption, upgrade reworks and tools.  We did not incur this expense in the first quarter of 2009.  Additionally, we hired one additional person and increased the salary of another at a cost of approximately $37,000.  These increases were partially offset by an increase of charge outs of R&D labor to the government of approximately $40,000 in 2010.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) increased from $123,317 in the first quarter of 2009 to $139,527 in the first quarter of 2010.  This increase of 13% is the result of the following.  Delivery and freight expenses increased by $4,025 in the first quarter of 2010 as compared to 2009.  In 2009, customers were charged for freight.  In 2010, we paid for the freight on shipments.  Consulting expenses were $17,919 higher in 2010.  In April 2009, we engaged a marketing consultant for $10,050 per quarter.  In the first quarter of 2010, we also incurred $3,000 related to software development work.  Legal expenses decreased by $10,392 in the first quarter of 2010 because of reduced patent activity and a reduction in the use of attorneys in our SEC filings.  Audit and accounting fees were $7,321 lower in 2010 as a result of no new financings and our audit team and consultants have increased their knowledge and understanding of our business and closing process, resulting in less hours billed.  Travel expenses increased $6,594 in 2010 due to increased marketing activities.  Insurance expense decreased by $2,759 in the first quarter of 2010 due to the elimination of EPL insurance and a reduction in our liability insurance premium.  Inventory variance decreased in the first quarter of 2010 by $4,301 due to the receipt of parts from a supplier of approximately $1,700 that was written off in a prior period and a $1,700 price variance on one part.  Marketing expense was $10,019 in the first quarter of 2010.  In 2010, we loaned equipment for a two-year period to a company.  We believe at the end of the two-year period, the equipment will have no residual value and therefore we expensed the entire amount as marketing costs in the first quarter of 2010.  We did not incur any marketing expense in the first quarter of 2009.

Net Other Income (Expense)

Net other income was $330,956 for the three months ended March 31, 2010 as compared to net other expense of $751,222 for the same period in 2009.  This change resulted from the following:

●
For the three months ended March 31, 2010, the fair values of our conversion option and warrant liabilities decreased by $1,629,044 compared to a decrease in their fair value of $521,261 for the three months ended March 31, 2009.  The fair value of the conversion feature and warrants is dependent on several factors, including our stock price and the expected term of the conversion features and warrants.  The main reason for the decrease in the fair value in 2008 was the decrease in our stock price from $0.14 at January 1, 2009 to $0.11 at March 31, 2009.  For the three months ended March 31, 2010, the change in the fair values of the 2007 Notes and Warrants, April 2008 Notes and Warrants and July 2008 Notes and Warrants was minimal.  The fair value of the 2006 Notes decreased by $544,996 and the fair value of the 2006 Warrants decreased by $1,090,439.  The main reason for the decrease was a decrease in the calculated volatility from 169% at December 31, 2009 to 115% at March 31, 2010.

●
Amortization of the discount on convertible debt was $1,047,899 for the three months ended March 31, 2010 compared to $965,137 for the three months ended March 31, 2009.  The increase resulted from additional debt discounts we recorded related to the addition of accrued interest to the principal balances on the 2006 and 2007 Notes.  We immediately amortized the entire discount on the 2006 Notes.  Such amortization was $11,600 in the first quarter of 2009 and $64,236 in the first quarter of 2010.  The additional discount on the 2007 Notes was amortized over the remaining term of the debt.  In the first quarter of 2009, the remaining term was 19 months as compared to 7 months in the first quarter of 2010.  The shorter term resulted in higher amortization expense.

●
Interest expense decreased to $250,191 for the three months ended March 31, 2010 as compared to $307,358 for the comparable period in 2009.  The decrease is attributable to the decrease in principal balances of the Notes due to conversions that occurred in 2009.  During 2009, the principal balance on the Notes decreased by $4,376,804 as a result of conversions.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2009 and 2008.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of our Form 10-K for the years ended December 31, 2009 and 2008 and the cautionary statements included in the “Risk Factors” section under Item 1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the three months ended March 31, 2010, we incurred a net loss  from operations of $164,314.  Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of March 31, 2010, we had a deficit in working capital of $17,688,945 of which $7,896,714 relates to the fair value of derivative financial instruments.

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

July 2008 Senior Secured Convertible Note Financing

On July 28, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the previous financings, for total gross proceeds of $1.25 million we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, Series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock in a private placement transaction.  In addition, in exchange for the issuance of replacement warrants (the "Replacement Warrants") and amending certain terms and conditions of the Company's Series Q Warrants (the "Amended and Restated Q Warrants"), the investors agreed to exercise the Company's Series Q Warrants under certain circumstances.  The agreement also requires the Company to enter into a security agreement granting the investors a first priority perfected security interest in all of the Company’s assets, requires the Company to pledge the stock of the Company’s subsidiary, and requires the Company’s subsidiary to guaranty the Company’s obligations under the Secured Notes.

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

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2010 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit Number	Description
10.1	Letter agreement with regard to certain cash payments dated April 16, 2010 (incorporated herein by reference to exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 20, 2010)
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: May 14, 2010	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger,
Chief Executive Officer
(principal executive officer)

Date: May 14, 2010	By:	/s/ BOB VAN LEYEN
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