Form 10-Q
period 2010-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2010-08-16
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

________________________
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

As of August 10, 2010, there were 86,919,479 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,864	$162,242
Accounts receivable	154,238	52,276
Inventories, net	621,861	671,215
Prepaid interest	7,083	102,708
License fees	77,650	92,770
Other current assets	17,863	23,414
Total current assets	954,559	1,104,625

PROPERTY AND EQUIPMENT, NET	17,004	22,943

OTHER ASSETS
Debt issuance costs, net	-	5,015
Deposits	1,560	1,560
TOTAL ASSETS	$973,123	$1,134,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$190,667	$114,061
Accrued interest payable	227,420	253,138
Current portion of legal settlement payable	96,051	93,113
Deferred revenue	57,495	14,777
Accrued liabilities	629,044	570,158
Detachable warrant liabilities	5,695,902	4,005,935
Conversion option liabilities	5,048,676	5,442,599
Senior convertible notes payable, net of debt discount of $178,965 and $1,673,367 at June 30, 2010 and December 31, 2009, respectively	10,333,067	8,502,382
Total current liabilities	22,278,322	18,996,163
LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	66,667	115,887
TOTAL LIABILITIES	22,344,989	19,112,050

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized; 85,922,744 shares issued and outstanding at June 30, 2010 and December 31, 2009	85,923	85,923
Additional paid-in capital	65,932,286	65,859,347
Accumulated deficit	(87,390,075)	(83,923,177)
Total stockholders' deficit	(21,371,866)	(17,977,907)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$973,123	$1,134,143

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUE, NET	$392,449	$171,594	$819,688	$553,037
COST OF SALES	243,065	116,264	459,250	294,221

GROSS PROFIT	149,384	55,330	360,438	258,816

OPERATING EXPENSES
Salary expense and salary related costs	153,067	158,875	372,245	337,890
Research and development	479	32,079	17,142	45,458
Selling, general and administrative	87,483	105,698	227,010	229,015

Total operating expenses	241,029	296,652	616,397	612,363

Loss from operations	(91,645)	(241,322)	(255,959)	(353,547)

OTHER INCOME (EXPENSE)
Interest income	2	5	4	17
Change in fair value of conversion option and warrant liabilities	(2,786,132)	(8,243,417)	(1,157,088)	(7,722,156)
Amortization of discount on convertible debt	(590,473)	(973,723)	(1,638,372)	(1,938,860)
Interest expense	(251,911)	(292,665)	(502,102)	(600,023)
Miscellaneous income	86,619	-	86,619	-

Total other expense	(3,541,895)	(9,509,800)	(3,210,939)	(10,261,022)

Loss before income taxes	(3,633,540)	(9,751,122)	(3,466,898)	(10,614,569)

Income tax benefit	-	-	-	-

NET LOSS	$(3,633,540)	$(9,751,122)	$(3,466,898)	$(10,614,569)

Loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.04)	$(0.14)

Weighted average number of shares outstanding - basic and diluted	85,922,744	75,597,581	85,922,744	74,678,344

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	85,922,744	$85,923	$65,859,347	$(83,923,177)	$(17,977,907)

Stock-based compensation	-	-	72,939	-	72,939

Net loss	-	-	-	(3,466,898)	(3,466,898)

Balance, June 30, 2010	85,922,744	$85,923	$65,932,286	$(87,390,075)	$(21,371,866)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,466,898)	$(10,614,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,939	8,045
Amortization of discount on convertible debt and debt issuance cost	1,638,373	1,948,888
Stock-based compensation	72,939	50,929
Change in fair value of conversion option and warrant liabilities	1,157,088	7,722,157
Change in inventory reserve	18,917	32,665
Changes in operating assets and liabilities:
Accounts receivable	(101,962)	2,579
Inventories	30,437	69,525
Prepaid expenses and other assets	116,296	293,151
Accounts payable and accrued liabilities	399,775	493,610
Deferred revenue	42,718	(2,803)
Net cash provided by (used in) operating activities	(86,378)	4,177
Net increase (decrease) in cash and cash equivalents	(86,378)	4,177

CASH AT BEGINNING OF PERIOD	162,242	62,461
CASH AT END OF PERIOD	$75,864	$66,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,854	$-
Cash paid for income taxes	$1,651	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued interest payable added to principal balance	$336,283	$410,953

Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$138,956	$34,099

Conversion of notes payable to common stock	$-	$2,970,588

Reduction of conversion option liability upon conversion	$-	$486,984

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 and 2009

1.  General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2009 consolidated balance sheet was derived from audited financial statements as of December 31, 2009.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $3,466,898 for the six months ended June 30, 2010.  Additionally, the Company also has an accumulated deficit of $87,390,075 and a working capital deficit of $21,323,763 as of June 30, 2010, of which $10,744,578 relates to the fair value of derivative financial instruments.  Despite some success, the adoption of the Company’s technology continues to be slower than expected.

The items discussed above raise substantial doubt about the Company's ability to continue as a going concern.  On July 27, 2010, the Company received net proceeds from financing of $150,000 (see Note 8).  If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity, debt or another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, a financial restructuring with existing lenders either inside or outside of bankruptcy or other means.  In any of those events it is of increasing likelihood that the Company’s shareholders could face the loss of all or a substantial part of their equity value.  The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize in the coming months, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.  Additionally, if these funding sources or increased revenues and profits do not materialize and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets.  Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives.  The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed.   Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings.   The new guidance is effective at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.   At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets.   The Company is determining the impact that ASU 2010-11 may have on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The provisions of ASU 2010-09 is not expected to have a material impact on the Company’s financial statements.

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

2.  Inventories
Inventories consist of the following as of:

	June 30, 2010	December 31, 2009

Raw materials	$538,551	$492,280
Work in process	-	13,336
Finished goods	303,921	367,293

	842,472	872,909
Allowance for obsolescence	(220,611)	(201,694)

Inventories, net	$621,861	$671,215

3.  Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of June 30, 2010, the 2005 Plan had a total of 617,000 options outstanding and 2,383,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of June 30, 2010, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the three or six months ended June 30, 2010 or 2009.

For the three and six months ended June 30, 2010, the Company recognized $18,720 and $72,939, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  During the three and six months ended June 30, 2009, the Company recognized $44,598 and $50,929, respectively, of compensation costs as a result of the issuance of options to employees.  The 2010 compensation cost includes a one-time charge of $28,812 for the true-up of stock options that became fully vested during the quarter.  These costs are reflected in operating expenses.

Stock option activity was as follows for the six months ended June 30, 2010:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2010	1,758,667	$0.78	4.32
Granted	-	-
Forfeited / Expired	(291,667)	0.20
Exercised	-	-

Outstanding, June 30, 2010	1,467,000	$0.90	3.31	$-
Exercisable, June 30, 2010	1,319,667	$0.93	3.06	$-

A summary of the status of the Company’s unvested shares as of June 30, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested, January 1, 2010	510,834
Granted	-
Vested	(152,333)	$0.56
Non-vested shares forfeited	(211,167)	0.17

Non-vested, at June 30, 2010	147,334	$0.53

As of June 30, 2010, total unrecognized stock-based compensation cost related to unvested stock options was $38,953, which is expected to be recognized over a weighted-average period of approximately 0.52 years.

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

Notes

Information relating to the Notes is as follows:

Transaction	Initial Principal Amount	Interest Rate (4), (5)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Unpaid Principal as of June 30, 2010	Unamortized Discount as of June 30, 2010	Carrying Value as of June 30, 2010

2006 Notes(1),(7)	$8,804,909	9.25%	(3)	7/31/2008	$0.44	$0.44	$4,656,560	$-	$4,656,560
2007 Notes(2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	2,880,472	(126,882)	2,753,590
April 2008 Notes(6),(7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,125,000	-	2,125,000
July 2008 Notes(6)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	850,000	(52,083)	797,917

	$16,679,909						$10,512,032	$(178,965)	$10,333,067

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at June 30, 2010	Fair Value of Warrant Liability as of June 30, 2010	Fair Value of Warrant Liability as of December 31, 2009

L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$1,440,339	$1,226,449
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	460,908	392,464
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	468,110	398,596
M-2(1),(3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	149,795	127,551
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	1,026,900	660,100
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	440,100	282,900
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	1,221,250	655,625
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	488,500	262,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A

	60,844,917				8,502,114	69,347,031	$5,695,902	$4,005,935

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the six months ended:

	June 30, 2010				June 30, 2009
	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes	2006 Notes	2007 Notes	April 2008 Notes	July 2008 Notes

Stock price	$0.28	$0.28	$0.28	$0.28	$0.25	$0.25	$0.25	$0.25
Exercise price	$0.25	$0.50	$0.24	$0.24	$0.44	$0.50	$1.00	$1.00
Expected life (in years)	0.75	1.50	1.26	1.26	0.75	1.50	1.26	1.26
Volatility	107.94%	147.52%	146.50%	146.50%	208.16%	168.10%	179.34%	179.34%
Risk-free rate of return	0.27%	0.47%	0.40%	0.40%	0.46%	0.84%	0.70%	0.70%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 Warrants	July 2008 Warrants

Stock price	$0.28	$0.28	$0.28	$0.28	$0.25	$0.25	$0.25	$0.25
Exercise price	$0.44	$0.50	$0.50	$0.50	$0.44	$0.50	$0.50	$0.50
Expected life (in years)	0.75	1.50	2.76	2.76	0.75	1.50	2.76	2.76
Volatility	107.94%	147.52%	143.73%	143.73%	208.16%	168.10%	139.77%	139.77%
Risk-free rate of return	0.27%	0.47%	0.91%	0.91%	0.46%	0.84%	1.51%	1.51%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$5,926,222	$-		$498,496	$1,471,892
Accrued interest added to principal balance	137,044	(11,600)	*	11,600	-
Conversion of notes to common stock	(1,426,346)	-		(232,380)	-
Amortization of debt discount	-	11,600	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		44,092	(250,721)
Balance, March 31, 2009	4,636,920	-		321,808	1,221,171
Accrued interest added to principal balance	110,162	(8,948)	*	8,948	-
Conversion of notes to common stock	(497,458)	-		(85,234)	-
Amortization of debt discount	-	8,948	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,024,105	4,004,180
Balance, June 30, 2009	4,249,624	-		1,269,627	5,225,351
Accrued interest added to principal balance	104,487	(34,498)	*	34,498	-
Conversion of notes to common stock	(6,216)	-		(1,945)	-
Amortization of debt discount	-	34,498	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(444,562)	(1,914,539)
Balance, September 30, 2009	4,347,895	-		857,618	3,310,812
Accrued interest added to principal balance	100,545	(19,038)	*	19,038	-
Conversion of notes to common stock	-	-			-
Amortization of debt discount	-	19,038	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,708,293	(1,165,752)
Balance, December 31, 2009	4,448,440	-		2,584,949	2,145,060
Accrued interest added to principal balance	102,871	(64,326)	*	64,326	-
Amortization of debt discount	-	64,326	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(544,996)	(1,090,439)
Balance, March 31, 2010	4,551,311	-		2,104,279	1,054,621
Accrued interest added to principal balance	105,249	(48,562)	*	48,562	-
Amortization of debt discount	-	48,562	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(110,976)	1,464,531
Balance, June 30, 2010	$4,656,560	$-		$2,041,865	$2,519,152

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$3,500,000	$(2,375,000)	$302,400	$432,000
Accrued interest added to principal balance	80,938	(7,009)	7,009	-
Amortization of debt discount	-	376,107	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(63,757)	(89,000)
Balance, March 31, 2009	3,580,938	(2,005,902)	245,652	343,000
Accrued interest added to principal balance	82,809	(6,542)	6,542	-
Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	377,334	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	683,946	1,122,000
Balance, June 30, 2009	2,616,963	(1,635,110)	766,770	1,465,000
Accrued interest added to principal balance	73,429	(23,776)	23,776	-
Amortization of debt discount	-	395,623	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(119,462)	(262,000)
Balance, September 30, 2009	2,690,392	(1,263,263)	671,084	1,203,000
Accrued interest added to principal balance	61,917	(14,885)	14,885	-
Amortization of debt discount	-	400,556	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(166,884)	(260,000)
Balance, December 31, 2009	2,752,309	(877,592)	519,085	943,000
Accrued interest added to principal balance	63,349	(12,898)	12,898	-
Amortization of debt discount	-	396,131	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,303	4,000
Balance, March 31, 2010	2,815,658	(494,359)	533,286	947,000
Accrued interest added to principal balance	64,814	(13,170)	13,170	-
Amortization of debt discount	-	380,647	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	298,674	520,000
Balance, June 30, 2010	$2,880,472	$(126,882)	$845,130	$1,467,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$3,125,000	$(2,145,945)	$73,438	$426,875
Amortization of debt discount	-	421,180	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(12,500)	(103,125)
Balance, March 31, 2009	3,125,000	(1,724,765)	60,938	323,750
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	287,812	718,750
Balance, June 30, 2009	3,125,000	(1,293,574)	348,750	1,042,500
Conversion of notes to common stock	(828,930)	-	(98,787)	-
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	83,885	(210,625)
Balance, September 30, 2009	2,296,070	(862,383)	333,848	831,875
Conversion of notes to common stock	(171,070)	-	(132,739)	-
Amortization of debt discount	-	431,191	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,469,295	(176,250)
Balance, December 31, 2009	2,125,000	(431,192)	1,670,404	655,625
Amortization of debt discount	-	431,192	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(52,348)	53,125
Balance, March 31, 2010	2,125,000	-	1,618,056	708,750
Change in fair value of conversion option and detachable warrant liabilities	-	-	(60,913)	512,500
Balance, June 30, 2010	$2,125,000	$-	$1,557,143	$1,221,250

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$1,250,000	$(989,583)	$29,375	$170,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(5,000)	(41,250)
Balance, March 31, 2009	1,250,000	(833,333)	24,375	129,500
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	115,125	287,500
Balance, June 30, 2009	1,250,000	(677,083)	139,500	417,000
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities			254,363	(84,250)
Balance, September 30, 2009	1,250,000	(520,833)	393,863	332,750
Conversion of notes to common stock	(400,000)	-	(381,415)	-
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	655,713	(70,500)
Balance, December 31, 2009	850,000	(364,583)	668,161	262,250
Amortization of debt discount	-	156,250	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(20,939)	21,250
Balance, March 31, 2010	850,000	(208,333)	647,222	283,500
Amortization of debt discount	-	156,250	-
Change in fair value of conversion option and detachable warrant liabilities	-		(42,684)	205,000
Balance, June 30, 2010	$850,000	$(52,083)	$604,538	$488,500
A summary of the balances as of June 30, 2010 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,656,560	$-	$2,041,865	$2,519,152
2007 Notes	2,880,472	(126,882)	845,130	1,467,000
April 2008 Notes	2,125,000	-	1,557,143	1,221,250
July 2008 Notes	850,000	(52,083)	604,538	488,500
Balance, June 30, 2010	$10,512,032	$(178,965)	$5,048,676	$5,695,902

5.  Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2010	75,624,943	$0.64
Granted	-	-
Cancelled/forfeited	(24,385)	.47
Exercised	-	-
Outstanding at June 30, 2010	75,600,558	$0.64

The following tables summarize warrants outstanding at June 30, 2010:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.40-2.50	75,600,558	2.75 years	$0.64	64,800,558

Series	Issue Date	Outstanding at January 1, 2010	Granted	Exercised / Forfeited	Outstanding at June 30, 2010

F	April 2005	14,385	-	(14,385)	-
G	April 2005	3,564,188	-	-	3,564,188
G-BH	April 2005	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	(10,000)	-
J	August 2005	16,255	-	-	16,255
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	-	1,167,095
		75,624,943	-	(24,385)	75,600,558

1.  Series A, Series B, Series C, Series D, Series F, Series H, Series I and Series K warrants have expired.

In connection with the 2006 SPA, the Company issued warrants to a placement agent with a term of five years to purchase 600,710 shares of the Company’s common stock at an exercise price of $0.44.  In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company’s common stock at an exercise price of $1.20.  In connection with the April 1, 2008 SPA, the Company will issue warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended June 30, 2010 and 2009, the Company amortized $0 and $5,014, respectively, of debt issuance costs.  During the six months ended June 30, 2010 and 2009, the Company amortized $5,015 and $10,108, respectively, of debt issuance costs.  Debt issuance costs were fully amortized as of March 31, 2010.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2010.

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$5,048,676	$-	$-	$5,048,676
Detachable warrant liabilities	5,695,902	-	-	5,695,902
	$10,744,578	$-	$-	$10,744,578

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

8.  Subsequent Events

On July 16, 2010, the Company issued 200,000 shares of its common stock valued at $44,000 as compensation to a consultant for an agreement to assist the Company in considering strategic alternatives.

In a letter agreement dated July 27, 2010, signed by Castlerigg Master Investments, Ltd., (the “Investor”) and the Company, the Investors granted the Company a limited waiver by which accrued interest in the amount of $227,121 due under the secured notes payable as of June 30, 2010 will be added to the principal balance of the Notes rather than be paid in cash or through conversion of the Notes.

On July 22, 2010, the Company issued 796,735 shares of common stock for the conversion of $150,000 of principal due on the July 2008 Notes.

On July 27, 2010, the Company issued an unsecured convertible note payable (the “2010 Note”) to (the “Investor”) in the principal amount of $176,471.  The 2010 Note bears interest at 15% per annum, which may increase to 21% upon the occurrence of an event of default.  One year of interest of $26,471 was prepaid to the Investor at closing.  The 2010 Note matures on July 27, 2011 but may be extended up to one year at the option of the Investor.

The 2010 Note is convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of an SEC event, as defined in the 2010 Notes, the conversion price will be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

The 2010 Note contains certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase, upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

The conversion price of the 2010 Notes is subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

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

The 2010 Notes require the Company to maintain authorized shares of at least 130% of the sum of the maximum number of common shares issuable upon conversion of the 2010 Notes.

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

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $87,390,075 through June 30, 2010.  At June 30, 2010, we had a deficit in working capital of $21,323,763 of which $10,744,578 relates to the fair value of derivative financial instruments.  Despite some success, the adoption of the Company’s technology continues to be slower than expected.

We funded our deficits in 2007 and 2008 largely by obtaining debt and equity financing from outside providers.  In 2009, we changed our operating model to reduce our expenses and financed our operations with the cash flow we generated from operating activities.  Through June 30, 2010, cash used in operations was approximately $86,000.  There can be no assurance that cash from operations will be sufficient to finance our operations in the future.

While the Company will continue to rigorously pursue new product opportunities, there can be no assurance that our new model will generate sufficient revenues to support our reduced SG&A expense.  We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future.  Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.  In the event that we are unable to generate sufficient revenue, Raptor may be forced to sell its assets, agree on a financial restructuring with existing lenders either inside or outside of bankruptcy, cease its operations or file a bankruptcy petition under the US Bankruptcy Code.  In any of those events it is of increasing likelihood that the Company’s shareholders could face the loss of all or a substantial part of their equity value.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories increased from $201,694 at December 31, 2009 to $220,611 at June 30, 2010 due to an additional charge of $18,917 related to slow-moving products.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

The following table sets forth selected financial data regarding our financial position and operating results for the three and six months ended June 30, 2010 and 2009.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2010	2009	($)	(%)	2010	2009	($)	(%)

REVENUE, NET	$392,449	$171,594	$220,855	129%	$819,688	$553,037	$266,651	48%
COST OF SALES	243,065	116,264	126,801	109%	459,250	294,221	165,029	56%

GROSS PROFIT	149,384	55,330	94,054	170%	360,438	258,816	101,622	39%

OPERATING EXPENSES
Salary expense and salary related costs	153,067	158,875	(5,808)	-4%	372,245	337,890	34,355	10%
Research and development	479	32,079	(31,600)	-99%	17,142	45,458	(28,316)	-62%
Selling, general and administrative	87,483	105,698	(18,215)	-17%	227,010	229,015	(2,005)	-1%

Total operating expenses	241,029	296,652	(55,623)	-19%	616,397	612,363	4,034	1%

Loss from operations	(91,645)	(241,322)	149,677	-62%	(255,959)	(353,547)	97,588	-28%

OTHER INCOME (EXPENSE)
Other income	2	5	(3)	-60%	4	17	(13)	-76%
Change in fair value of warrant and conversion option liabilities	(2,786,132)	(8,243,417)	5,457,285	-66%	(1,157,088)	(7,722,156)	6,565,068	-85%
Amortization of discount on convertible debt	(590,473)	(973,723)	383,250	-39%	(1,638,372)	(1,938,860)	300,488	-15%
Interest expense	(251,911)	(292,665)	40,754	-14%	(502,102)	(600,023)	97,921	-16%
Miscellaneous income	86,619	-	86,619	0%	86,619	-	86,619	0%

Total other income (expense)	(3,541,895)	(9,509,800)	(5,967,905)	63%	(3,210,939)	(10,261,022)	7,050,083	-69%

Loss before income taxes	(3,633,540)	(9,751,122)	(5,818,228)	60%	(3,466,898)	(10,614,569)	7,147,671	-67%

Income tax benefit	-	-	-	0%	-	-	-	0%

NET LOSS	$(3,633,540)	$(9,751,122)	$(5,818,228)	60%	$(3,466,898)	$(10,614,569)	$7,147,671	-67%

Net Revenues

Net revenues increased by $220,855 or 129% in the second quarter of 2010 as compared to the second quarter of 2009 and increased by $266,651 or 48% in the first half of 2010 as compared to the first half of 2009.  These increases resulted from a new statement of work (“SOW”) with a government contractor that was approved in late 2009 that allows us to bill for design work on the Company’s next flagship product.  As a result of the new SOW, billings to the government for services increased from $68,724 in the second quarter of 2009 to $341,005 in second quarter of 2010 and from $159,458 in first half of 2009 to $549,916 in first half of 2010.  Additionally, we generated $36,337 of support revenues in first half of 2010 compared with no support revenues in the same period of 2009.  The above increases were offset by a decrease in product sales revenue from $393,577 in first half 2009 to $233,432 in first half of 2010.  In total, we sold 7 ER 1010 E core systems in the first half of 2010 as compared to 18 in the first half of 2009.

Gross Profit

Gross profit increased by $94,054 in the second quarter of 2010 as compared to the second quarter of 2009 and increased by $101,622 in the first half year of 2010 compared to the same period of 2009.  These increases were attributable to the higher levels of revenue in second quarter and first half of 2010 over the same periods in 2009.  Gross margins decreased from 47% in first half of 2009 to 44% in first half of 2010 due to the higher portion of government services in the revenue mix in first half of 2010 as compared to the same period in 2009.  Services provided to the government carry a much lower margin than product revenues.

Operating Expenses

The decrease in operating expenses in the second quarter of 2010 compared to the same period of 2009 was $55,623 or 19%, and the increase of operating expenses in the first half of 2010 was $4,034 or 1%.  These variances resulted from the following.

Salary Expenses

Salary and salary-related expenses decreased by $5,808 in the second quarter of 2010 compared to the same period in 2009, representing a 4% decrease and increased by $34,355 in the first half of 2010 compared to the same period in 2009.  The increase in expenses incurred in the first half of 2010 is the result of the reinstatement of the salaries of our CEO and CFO to their previous levels effective September 15, 2009.  On November 1, 2008, due to cash flow constraints of the Company, the CEO’s salary was temporarily reduced from $192,000 per annum to $152,000 and the CFO’s salary was reduced from $160,000 per annum to $120,000.  Additionally, during the first half of 2010, we incurred additional expense of $21,111 related to the true up of certain stock options that fully vested in this period.  These increases were partially offset by an increase of approximately $31,000 in the charge-back of salaries to a government contractor for services provided in the first half of 2010 compared to 2009.

Research and Development

Research and development (R&D) expenses decreased from $32,079 in the second quarter of 2009 to $479 in the second quarter of 2010, a decrease of 99% and decreased from $45,458 in first half of 2009 to $17,142 in first half of 2010, a decrease of 62%.  The main reason for these decreases is that in 2010 the Company’s personnel formally assigned to R&D began project work under our current Government Statement of Work..

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $105,698 in the second quarter of 2009 to $87,483 in the second quarter of 2010, a decrease of $18,215 or 17% and decreased from $229,015 in first half of 2009 to $227,010 in the same period of 2010, a decrease of $2,005 or 1%.  Explanations on major variances follow hereafter.  Main increases occurred in consulting related expenses and office expenses.  Consulting expenses increased from $32,509 in first half of 2009 to $49,434 in the same period in 2010, an increase of $16,925 or 52% due to an increase in commission paid to external sales consultants on business brought in by those consultants in first half of 2010 as compared to 2009.  Office expenses increased from $11,131 in first half of 2009 to $15,489 in the same period of 2010, an increase of $4,358 or 39% due to increased procurement and sales activities, especially in first quarter of 2010.  These increases were offset by decreases in telephone expense of $2,758 or 18% due to termination of a commission only employee, a decrease in legal fees of $5,995 or 78% in the second quarter of 2010 due to reduction of patent filings.  For the same reason, legal fees decreased by $16,387 or 66% in the first half of 2010 compared to the same period of 2009 and travel and entertainment expenses decreased by $10,186 or 59% in second quarter of 2010 compared to the same period in 2009 and decreased by $3,591 in first half of 2010 compared to first half of 2009 mainly due to increased charge out of travel expenses for government projects.

Net Other Income (Expense)

Net other expense was $3,541,895 for the three months ended June 30, 2010 as compared to net other expense of $9,509,800 for the same period in 2009.  Net other expense was $3,210,939 for the six months ended June 30, 2010 as compared to $10,261,022 for the same period in 2009.  These changes resulted from the following:

The fair values of the conversion feature and warrants are dependent on several factors, including our stock price and the expected term of the conversion features and warrants.  For the three months ended June 30, 2010, the fair values of our conversion option and warrant liabilities increased by $2,786,132 compared to an increase in their fair values of $8,243,417 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the fair values of our conversion option and warrant liabilities increased by $1,157,088 compared to an increase in the fair values of $7,722,156 for the six months ended June 30, 2009.  One reason for the increase in fair values in 2010 was the increase in our stock price from $0.17 at December 31, 2009 to $0.18 at March 31, 2010 and to $0.28 at June 30, 2010.  The main reason for the increase in the fair values in 2009 was the decrease in our stock price from $0.14 at December 31, 2008 to $0.11 at March 31, 2009 and an increase to $0.25 at June 30, 2009.  The increase in the fair values of the conversion option and warrant liabilities in 2010 attributable to the increase in stock prices was partially offset by a decline in the calculated volatility of the 2006 Notes and Warrants from 169% at December 31, 2009 to 115% at March 31, 2010 and to 108% at June 30, 2010 and a decline in the calculated volatility of the April and July 2008 Notes from 178% at December 31, 2009 to 155% at March 31, 2010 and to 144% at June 30, 2010.  In 2009, the calculated volatilities did not change as drastically as in 2010.

Amortization of the discount on convertible debt was $590,473 for the three months ended June 30, 2010 compared to $973,723 for the three months ended June 30, 2009 and was $1,638,372 for the six months ended June 30, 2010 as compared to $1,938,860 for the same period in 2009.  The decrease resulted from the April 2008 Notes becoming fully amortized as of March 31, 2010, partially offset by larger additional debt discounts we recorded related to the addition of accrued interest to the principal balances on the 2006 and 2007 Notes in 2010 as compared to 2009.  We immediately amortized the entire discount on the 2006 Notes.  Such amortization was $48,562 in the second quarter of 2010 compared to $8,948 in the second quarter of 2009 and $112,888 in the first six months of 2010 as compared to $20,548 in the same period in 2009.  The additional discount on the 2007 Notes was amortized over the remaining term of the debt.  The shorter remaining term in 2010 as compared to 2009 resulted in higher amortization expense.

Interest expense decreased to $251,911 for the three months ended June 30, 2010 from $292,665 for the comparable period in 2009.  For the six months ended June 30, 2010, interest expense decreased to $502,102 from $600,023 in the comparable period in 2009.  The decrease is attributable to the decrease in principal balances of the Notes due to conversions that occurred throughout 2009.  During 2009, the principal balance on the Notes decreased by $4,376,804 as a result of conversions.

Miscellaneous income was $86,619 for the three and six months ended June 30, 2010 as a result of the adjustment of liabilities accrued in prior years to their settlement amount.

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

For the six months ended June 30, 2010, we incurred a net loss of $3,466,898.  Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of June 30, 2010, we had a deficit in working capital of $21,323,763 of which $10,744,578 relates to the fair value of derivative financial instruments.

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

April 2008 Senior Secured Convertible Note Financing

On April 1, 2008, pursuant to the terms of a securities purchase agreement with our investors involved in the July 2006, January 2007 and July 2007 financings, for total gross proceeds of $3.125 million we issued senior secured convertible notes in the aggregate principal amount of $3.125 million, Series Q warrants and 3,125,000 shares of our common stock in a private placement transaction.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets, requires the Company to pledge the stock of the Company’s subsidiary and requires the Company’s subsidiary to guaranty the Company’s obligations under the secured notes.

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

July 2010 Note Financing

On July 27, 2010, pursuant to the terms of a securities purchase agreement with our one of our investors involved in the previous financings, for total gross proceeds of $176,471 million we issued an unsecured convertible note in the aggregate principal amount of $176,471.

The notes bear interest at 15% per annum, which may be increased to 21% upon the occurrence of an event of default, and mature on July 27, 2011.  This date may be extended, at the option of the investors, by up to two years.  Interest on the notes of $26,471, representing one year of interest, was prepaid to the investors at the closing.

The 2010 Note is convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of an SEC event, as defined in the 2010 Notes, the conversion price will be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

If there is an event of default or a fundamental transaction as defined in the agreement, the investors have the right to redeem all or any portion of the Notes, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for the Company’s common stock on the date immediately preceding the event of default, (2) the closing sale price for the Company’s common stock on the date immediately after the event of default and (3) the closing sale price for the Company’s common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 200% of the number of shares into which the Notes (including all principal, interest and late fees) may be converted.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2010 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit Number	Description

10.1	Letter agreement with regard to certain cash payments dated July 27, 2010 (incorporated herein by reference to exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 30, 2010)
10.2	Form of Senior Convertible note issued July 27, 2010 (incorporated herein by reference to exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 28, 2010)
10.3
Retention Agreement signed on July 26, 2010 by Chief Executive Officer Thomas M. Wittenschlaeger (incorporated herein by reference to exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 28, 2010)

10.4	Retention Agreement signed on July 26, 2010 by Chief Financial Officer Bob van Leyen (incorporated herein by reference to exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 28, 2010)
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: August 16, 2010	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger, Chief Executive Officer (principal executive officer)

Date: August 16, 2010	By:	/s/ BOB VAN LEYEN
Bob van Leyen, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002