Form 10-Q
period 2010-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2010-11-15
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

As of November 10, 2010, there were 88,080,979 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2010 (unaudited)
and December 31, 2009 (audited)	F-1

Consolidated Statements of Operations for the Three and Nine Months
Ended September 30, 2010 and 2009 (unaudited)	F-2

Consolidated Statement of Stockholders’ Deficit for the Nine Months
Ended September 30, 2010 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2010 and 2009 (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis or Plan of Operation	1

Item 4T. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

Signatures	16

Exhibits Filed with this Report on Form 10-Q	17

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,740	$162,242
Accounts receivable, net of allowance of $0 at September 30, 2010 and December 31, 2009	251,643	52,276
Inventories, net	591,446	671,215
Prepaid interest	22,602	102,708
License fees	71,170	92,770
Other current assets	28,237	23,414

Total current assets	1,010,838	1,104,625

PROPERTY AND EQUIPMENT, NET	14,866	22,943

OTHER ASSETS
Debt issuance costs, net	-	5,015
Deposits	1,560	1,560

TOTAL ASSETS	$1,027,264	$1,134,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$110,542	$114,061
Accrued interest payable	244,722	253,138
Current portion of legal settlement payable	96,051	93,113
Deferred revenue	34,403	14,777
Accrued liabilities	617,976	570,158
Detachable warrant liabilities	2,564,852	4,005,935
Conversion option liabilities	5,607,228	5,442,599
Senior convertible notes payable, net of debt discount of $81,644 and $1,673,367 at September 30, 2010 and December 31, 2009, respectively	10,683,980	8,502,382

Total current liabilities	19,959,754	18,996,163

LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	41,120	115,887

TOTAL LIABILITIES	20,000,874	19,112,050

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized; 86,919,479 and 85,922,744 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	86,920	85,923
Additional paid-in capital	66,248,181	65,859,347
Accumulated deficit	(85,308,711)	(83,923,177)

Total stockholders' deficit	(18,973,610)	(17,977,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,027,264	$1,134,143

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009

REVENUE, NET	$526,617	$699,171	$1,346,305	$1,252,208
COST OF SALES	288,407	345,320	747,657	639,541

GROSS PROFIT	238,210	353,851	598,648	612,667

OPERATING EXPENSES
Salaries and salary-related costs	143,220	136,842	515,465	474,732
Research and development	2,993	9,918	20,135	55,376
Selling, general and administrative	111,882	130,405	338,892	359,420

Total operating expenses	258,095	277,165	874,492	889,528

Income (loss) from operations	(19,885)	76,686	(275,844)	(276,861)

OTHER INCOME (EXPENSE)
Interest income	1	4	5	21
Change in fair value of conversion option and warrant liabilities	2,679,949	2,697,189	1,522,861	(5,024,967)
Amortization of discount on convertible debt	(318,059)	(1,017,562)	(1,956,431)	(2,956,422)
Interest expense	(260,642)	(319,034)	(762,744)	(919,057)
Miscellaneous income	-	-	86,619	-

Total other income (expense)	2,101,249	1,360,597	(1,109,690)	(8,900,425)

Income (loss) before income taxes	2,081,364	1,437,283	(1,385,534)	(9,177,286)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$2,081,364	$1,437,283	$(1,385,534)	$(9,177,286)

Income (loss) per share - basic	$0.02	$0.02	$(0.02)	$(0.12)

Weighted average number of shares outstanding - basic	86,678,955	77,149,214	86,177,584	76,028,299

Income (loss) per share - diluted	$0.01	$0.02	$(0.02)	$(0.12)

Weighted average number of shares outstanding - diluted	158,216,901	87,694,657	86,177,584	76,028,229

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2010	85,922,744	$85,923	$65,859,347	$(83,923,177)	$(17,977,907)

Common stock issued for conversion of note payable	796,735	797	149,203	-	150,000

Reduction of conversion option liability upon conversion of note payable,net	-	-	105,966	-	105,966

Common stock issued for services	200,000	200	41,800	-	42,000

Stock-based compensation	-	-	91,865	-	91,865

Net loss	-	-	-	(1,385,534)	(1,385,534)

Balance, September 30, 2010	86,919,479	$86,920	$66,248,181	$(85,308,711)	$(18,973,610)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,385,534)	$(9,177,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,077	12,068
Amortization of discount on convertible debt and debt issuance costs	1,956,431	2,971,464
Stock-based compensation	91,865	76,732
Common stock issued for services	42,000	-
Change in fair value of conversion option and warrant liabilities	(1,522,861)	5,024,967
Change in inventory reserve	18,917	32,665
Changes in operating assets and liabilities:
Accounts receivable	(199,367)	(238,811)
Inventories	60,852	235,870
Prepaid expenses and other assets	123,353	492,192
Accounts payable and accrued liabilities	520,139	709,046
Deferred revenue	19,626	(2,803)

Net cash provided by (used in) operating activities	(266,502)	136,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	150,000	-

Net increase (decrease) in cash and cash equivalents	(116,502)	136,104

CASH AT BEGINNING OF PERIOD	162,242	62,461

CASH AT END OF PERIOD	$45,740	$198,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,985	$-
Cash paid for income taxes	$1,651	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$563,404	$588,869
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$261,720	$92,373
Conversion of notes payable to common stock	$150,000	$3,805,732
Reduction of conversion option liability upon conversion	$113,286	$587,716
Increase in accrued payables from reduction of the conversion option liability	$(7,320)	$-
Prepaid interest deducted from gross proceeds of note payable	$26,471	$-
Discount on note payable	$97,973	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2009 consolidated balance sheet was derived from audited financial statements as of December 31, 2009.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2009 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $1,385,534 for the nine months ended September 30, 2010.  Additionally, the Company also has an accumulated deficit of $85,308,711 and a working capital deficit of $18,948,916 as of September 30, 2010, of which $8,172,080 relates to the fair value of derivative financial instruments.  Despite some success, the adoption of the Company’s technology continues to be slower than expected.  Additionally, due to cash flow constraints, the executive team has deferred its compensation from time to time.  This arrangement will likely continue in the future as it is anticipated that cash flow constraints will continue.

The items discussed above raise substantial doubt about the Company's ability to continue as a going concern.  On July 27, 2010, the Company received net proceeds from financing of $150,000 (see Note 4).  If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity, debt or another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, a financial restructuring with existing lenders either inside or outside of bankruptcy or other means.  In any of those events, it is of increasing likelihood that the Company’s shareholders could face the loss of all or a substantial part of their equity value.  The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize in the coming months, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to complete current “new product” development, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.  Additionally, if these funding sources or increased revenues and profits do not materialize and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The provisions of ASU 2010-09 did not have a material impact on the Company’s financial statements.

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

2.	Inventories

Inventories consist of the following as of:

	September 30, 2010	December 31, 2009

Raw materials	$521,834	$492,280
Work in process	-	13,336
Finished goods	290,223	367,293

	812,057	872,909
Allowance for obsolescence	(220,611)	(201,694)

Inventories, net	$591,446	$671,215

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of September 30, 2010, the 2005 Plan had a total of 617,000 options outstanding and 2,383,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of September 30, 2010, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the three or nine months ended September 30, 2010 or 2009.

For the three and nine months ended September 30, 2010, the Company recognized $18,925 and $91,865, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  During the three and nine months ended September 30, 2009, the Company recognized $25,803 and $76,732, respectively, of compensation costs as a result of the issuance of options to employees.  The 2010 compensation cost includes a one-time charge of $28,812 for the true-up of stock options that became fully vested during the first quarter.  These costs are reflected in operating expenses.

Stock option activity was as follows for the nine months ended September 30, 2010:
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2010	1,758,667	$0.78	4.05
Granted	-	-
Forfeited / Expired	(291,667)	0.20
Exercised	-	-

Outstanding, September 30, 2010	1,467,000	$0.90	3.05	$-
Exercisable, September 30, 2010	1,319,667	$0.93	2.81	$-

A summary of the status of the Company’s unvested shares as of September 30, 2010 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Non-vested, January 1, 2010	510,834
Granted	-
Vested	(152,333)	$0.56
Non-vested shares forfeited	(211,167)	0.17

Non-vested, at September 30, 2010	147,334	$0.53

As of September 30, 2010, total unrecognized stock-based compensation cost related to unvested stock options was $20,028, which is expected to be recognized over a weighted-average period of approximately 0.27 years.

4.	Securities Purchase Agreements and Convertible Notes Payable

The Company entered into four separate securities purchase agreements (the “2006 SPA,” the “2007 SPA,” the “April 2008 SPA” and the “July 2008 SPA,” collectively the “SPAs”) with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the “2006 Notes,” the “2007 Notes,” the “April 2008 Notes” and the “July 2008 Notes.”, warrants to purchase shares of common stock (the “2006 Warrants,” the “2007 Warrants,” “the April 2008 Warrants,” the “July 2008 Warrants” and the “Replacement Warrants,” collectively the “Warrants”) and the issuance of common stock (the “April 2008 Stock” and the “July 2008 Stock”).  Following is a summary of the securities issued pursuant to the terms of the SPAs.

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
(2) Includes 2,500,000 Series R warrants and 6,250,000 Replacement Warrants.

On July 27, 2010, the Company issued an unsecured convertible note payable (the “July 2010 Note”) to one of the investors from the previous financings in the principal amount of $176,471.  All outstanding notes payable are collectively referred to as (the “Notes”).

The Company allocated the proceeds of the April 2008, July 2008 and July 2010 Notes to the individual financial instruments included in the transactions based on their relative estimated fair values as follows:

	April 2008 Notes	July 2008 Notes	July 2010 Notes

Total proceeds	$3,125,000	$1,250,000	$176,471

Allocated to:
Common stock	2,531,250	675,000	-
Warrants	2,993,750	856,750	-
Conversion option	1,002,813	142,500	97,973
	6,527,813	1,674,250	97,973
Debt discount	(3,125,000)	(1,250,000)	(97,973)
Cost of financing convertible notes	$3,402,813	$424,250	$-

The fair value of the common stock was based on the closing market price of the Company’s common stock on the date of the transaction.  The fair values of the warrants and conversion options were based on the Black-Scholes Option pricing model.

All of the SPAs and the July 2010 Note require the Company to maintain authorized shares of at least 130% of the sum of the maximum number of common shares issuable upon conversion of the Notes and upon exercise of the Warrants.

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

In January 2007, the Company amended the 2006 SPA (the “2006 Amended SPA”).  The amendments included, but were not limited to, a waiver of all fees, penalties and defaults as of January 19, 2007 which related to registration statement filing failures and/or effectiveness failures, an increase in the principal amount of the 2006 Notes from an aggregate of $5 million to an aggregate of $7.2 million, issuance of an additional 5,688,540 2006 Warrants which increased the aggregate number of shares of common stock issuable upon exercise of the Series L-1 Warrants from an aggregate of 17,065,623 shares to an aggregate of 22,754,163 shares and a reduction in the exercise price of the Series L-1 Warrants and the Series M-1 Warrants from $0.5054 per share to $0.43948 per share.  The Company did not receive any additional cash consideration for these amendments.

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

Notes

Information relating to the Notes is as follows:

							As of September 30, 2010
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value

2006 Notes(1),(8)	$8,804,909	9.25%	(3)	7/31/2008	$0.44	$0.44	$4,764,243	$-	$4,764,243
2007 Notes(2),(8)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	2,946,785	-	2,946,785
April 2008 Notes(7),(8)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,178,125	-	2,178,125
July 2008 Notes(7),(8)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	700,000	-	700,000
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00	176,471	(81,644)	94,827
	$16,856,380						$10,765,624	$(81,644)	$10,683,980

(1)	All information presented reflects amendments made in January 2007.
(2)	Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The interest rate may be reduced to 7% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.
(4)	The interest rates for the 2006, 2007, April and July 2008 Notes increase to 15% upon the occurrence of an event of default.
(5)	The interest rate on the July 2010 Note increases to 21% upon the occurrence of an event of default.
(6)	Interest is calculated on the basis of a 360 day year.
(7)
Interest for the first two years of the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Interest for the first year of the July 2010 Note was deducted from the proceeds. Prepaid interest of $26,471 is reflected in the accompanying consolidated balance sheets.

(8)	The investors have not demanded repayment.

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

The July 2008 and July 2010 Notes are convertible into shares of common stock at the lower of the fixed conversion price or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of an SEC event, as defined in the July 2008 Notes, the conversion price will be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

The Notes, excluding the July 2010 Note, are secured by a first priority perfected security interest in all of the Company's assets and the common stock of the Company’s subsidiary.  Additionally, the Notes are guaranteed by the Company’s subsidiary.

Significant events of default under the Notes include:

•
The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).  This provision does not apply to the July 2010 Notes.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at September 30, 2010	Fair Value of Warrant Liability as of September 30, 2010	Fair Value of Warrant Liability as of December 31, 2009
L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$521,070	1,226,449
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	166,743	392,464
M-1 (1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	169,348	398,596
M-2 (1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	54,191	127,551
N (2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	488,600	660,100
O (2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P (2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	209,400	282,900
Q (7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	682,500	655,625
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	273,000	262,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A
	60,844,917				8,502,114	69,347,031	$2,564,852	$4,005,935

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The April 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	The fair value of the Series O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:
(i)	The average of the dollar volume-weighted average price of the stock for the 15 consecutive trading days immediately following the public disclosure of an event of default;
(ii)	The lowest of the dollar volume-weighted average price of the stock during the 30 consecutive trading days ending on the date of exercise;
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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the nine months ended:

	September 30, 2010				September 30, 2009
	2006 Notes	2007 Notes	April 2008 & July 2008 Notes	July 2010 Notes	2006 Notes	2007 Notes	April 2008 & July 2008 Notes

Stock price	$0.17	$0.17	$0.17	$0.17	$0.21	$0.21	$0.21
Exercise price	$0.15	$0.15	$0.14	$0.14	$0.44	$0.50	$0.76
Expected life (in years)	0.75	1.25	1.00	1.00	0.75	1.50	1.26
Volatility	114.91%	117.25%	114.32%	114.32%	208.16%	168.10%	179.34%
Risk-free rate of return	0.23%	0.31%	0.27%	0.27%	0.29%	0.68%	0.54%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 Warrants		2006 Warrants	2007 Warrants	April 2008 Warrants

Stock price	$0.17	$0.17	$0.17		$0.21	$0.21	$0.21
Exercise price	$0.44	$0.50	$0.50		$0.44	$0.50	$0.50
Expected life (in years)	0.75	1.50	2.76		0.75	1.50	2.76
Volatility	114.91%	144.43%	146.94%		208.16%	168.10%	139.77%
Risk-free rate of return	0.23%	0.35%	0.59%		0.29%	0.68%	1.33%
Expected dividend yield	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$5,926,222	$-		$498,496	$1,471,892
Accrued interest added to principal balance	137,044	(11,600)	*	11,600	-
Conversion of notes to common stock	(1,426,346)	-		(232,380)	-
Amortization of debt discount	-	11,600	*	-	-
Change in fair value of conversion option and detachable warrant labilities	-	-		44,092	(250,721)
Balance, March 31, 2009	4,636,920	-		321,808	1,221,171
Accrued interest added to principal balance	110,162	(8,948)	*	8,948	-
Conversion of notes to common stock	(497,458)	-		(85,234)	-
Amortization of debt discount	-	8,948	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,024,105	4,004,180
Balance, June 30, 2009	4,249,624	-		1,269,627	5,225,351
Accrued interest added to principal balance	104,487	(34,498)	*	34,498	-
Conversion of notes to common stock	(6,216)	-		(1,945)	-
Amortization of debt discount	-	34,498	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(444,562)	(1,914,539)
Balance, September 30, 2009	4,347,895	-		857,618	3,310,812
Accrued interest added to principal balance	100,545	(19,038)	*	19,038	-
Conversion of notes to common stock	-	-		-	-
Amortization of debt discount	-	19,038	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,708,293	(1,165,752)
Balance, December 31, 2009	4,448,440	-		2,584,949	2,145,060
Accrued interest added to principal balance	102,871	(64,326)	*	64,326	-
Amortization of debt discount	-	64,326	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(544,996)	(1,090,439)
Balance, March 31, 2010	4,551,311	-		2,104,279	1,054,621
Accrued interest added to principal balance	105,249	(48,562)	*	48,562	-
Amortization of debt discount	-	48,562	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(110,976)	1,464,531
Balance, June 30, 2010	4,656,560	-		2,041,865	2,519,152
Accrued interest added to principal balance	107,683	(47,660)	*	47,660	-
Amortization of debt discount	-	47,660	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		105,763	(1,607,800)
Balance, September 30, 2010	$4,764,243	$-		$2,195,288	$911,352

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$3,500,000	$(2,375,000)	$302,400	$432,000
Accrued interest added to principal balance	80,938	(7,009)	7,009	-
Amortization of debt discount	-	376,107	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(63,757)	(89,000)
Balance, March 31, 2009	3,580,938	(2,005,902)	245,652	343,000
Accrued interest added to principal balance	82,809	(6,542)	6,542	-
Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	377,334	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	683,946	1,122,000
Balance, June 30, 2009	2,616,963	(1,635,110)	766,770	1,465,000
Accrued interest added to principal balance	73,429	(23,776)	23,776	-
Amortization of debt discount	-	395,623	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(119,462)	(262,000)
Balance, September 30, 2009	2,690,392	(1,263,263)	671,084	1,203,000
Accrued interest added to principal balance	61,917	(14,885)	14,885	-
Amortization of debt discount	-	400,556	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(166,884)	(260,000)
Balance, December 31, 2009	2,752,309	(877,592)	519,085	943,000
Accrued interest added to principal balance	63,349	(12,898)	12,898	-
Amortization of debt discount	-	396,131	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,303	4,000
Balance, March 31, 2010	2,815,658	(494,359)	533,286	947,000
Accrued interest added to principal balance	64,814	(13,170)	13,170	-
Amortization of debt discount	-	380,647	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	298,674	520,000
Balance, June 30, 2010	2,880,472	(126,882)	845,130	1,467,000
Accrued interest added to principal balance	66,313	(45,130)	45,130	-
Amortization of debt discount	-	172,012	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	798,845	(769,000)
Balance, September 30, 2010	$2,946,785	$-	$1,689,105	$698,000

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$3,125,000	$(2,145,945)		$73,438	$426,875
Amortization of debt discount	-	421,180		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(12,500)	(103,125)
Balance, March 31, 2009	3,125,000	(1,724,765)		60,938	323,750
Amortization of debt discount	-	431,191		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		287,812	718,750
Balance, June 30, 2009	3,125,000	(1,293,574)		348,750	1,042,500
Conversion of notes to common stock	(828,930)	-		(98,787)	-
Amortization of debt discount	-	431,191		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		83,885	(210,625)
Balance, September 30, 2009	2,296,070	(862,383)		333,848	831,875
Conversion of notes to common stock	(171,070)	-		(132,739)	-
Amortization of debt discount	-	431,191		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,469,295	(176,250)
Balance, December 31, 2009	2,125,000	(431,192)		1,670,404	655,625
Amortization of debt discount	-	431,192		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(52,348)	53,125
Balance, March 31, 2010	2,125,000	-		1,618,056	708,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		(60,913)	512,500
Balance, June 30, 2010	2,125,000	-		1,557,143	1,221,250
Accrued interest added to principal balance	53,125	(29,974)	*	29,974	-
Amortization of debt discount	-	29,974	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(358,624)	(538,750)
Balance, September 30, 2010	$2,178,125	$-		$1,228,493	$682,500

*	Since the April 2008 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$1,250,000	$(989,583)	$29,375	$170,750
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(5,000)	(41,250)
Balance, March 31, 2009	1,250,000	(833,333)	24,375	129,500
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	115,125	287,500
Balance, June 30, 2009	1,250,000	(677,083)	139,500	417,000
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities			254,363	(84,250)
Balance, September 30, 2009	1,250,000	(520,833)	393,863	332,750
Conversion of notes to common stock	(400,000)	-	(381,415)	-
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	655,713	(70,500)
Balance, December 31, 2009	850,000	(364,583)	668,161	262,250
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(20,939)	21,250
Balance, March 31, 2010	850,000	(208,333)	647,222	283,500
Amortization of debt discount	-	156,250	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(42,684)	205,000
Balance, June 30, 2010	850,000	(52,083)	604,538	488,500
Conversion of notes to common stock	(150,000)	-	(113,286)	-
Amortization of debt discount	-	52,083	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(96,442)	(215,500)
Balance, September 30, 2010	$700,000	$-	$394,810	$273,000

Activity in the July 2010 Note is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability

Balance, July 27, 2010 (Inception)	$176,471	$(97,973)	$97,973
Amortization of debt discount	-	16,329	-
Change in fair value of conversion option liability	-	-	1,559
Balance, September 30, 2010	$176,471	$(81,644)	$99,532

A summary of the balances as of September 30, 2010 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability

2006 Notes	$4,764,243	$-	$2,195,288	$911,352
2007 Notes	2,946,785	-	1,689,105	698,000
April 2008 Notes	2,178,125	-	1,228,493	682,500
July 2008 Notes	700,000	-	394,810	273,000
July 2010 Notes	176,471	(81,644)	99,532	-
Balance, September 30, 2010	$10,765,624	$(81,644)	$5,607,228	$2,564,852

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2010	75,624,943	$0.64
Granted	-	-
Cancelled/forfeited	(40,640)	0.12
Exercised	-	-
Outstanding at September 30, 2010	75,584,303	$0.64

The following tables summarize warrants outstanding at September 30, 2010:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable
$0.44-2.50	75,467,918	2.50 years	$0.64	64,667,918

Series	Issue Date	Outstanding at January 1, 2010	Granted	Exercised / Forfeited	Outstanding at September 30, 2010

F	April 2005	14,385	-	(14,385)	-
G	April 2005	3,564,188	-	-	3,564,188
G-H	April 2005	1,505,989	-	-	1,505,989
I	February 2005	10,000	-	(10,000)	-
J	August 2005	16,255	-	(16,255)	-
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	-	1,167,095
		75,624,943	-	(40,640)	75,584,303

1.  Series A, Series B, Series C, Series D, Series E, Series F, Series H, Series I, Series J and Series K warrants have expired.

In connection with the 2006 SPA, the Company issued warrants to a placement agent with a term of five years to purchase 600,710 shares of the Company’s common stock at an exercise price of $0.44.  In connection with the 2007 SPA, the Company will issue warrants to purchase 116,385 shares of the Company’s common stock at an exercise price of $1.20.  In connection with the April 1, 2008 SPA, the Company will issue warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended September 30, 2010 and 2009, the Company amortized $0 and $5,014, respectively, of debt issuance costs.  During the nine months ended September 30, 2010 and 2009, the Company amortized $5,015 and $15,042, respectively, of debt issuance costs.  Debt issuance costs were fully amortized as of March 31, 2010.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2010.

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$5,607,228	$-	$-	$5,607,228
Detachable warrant liabilities	2,564,852	-	-	2,564,852
	$8,172,080	$-	$-	$8,172,080

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

On November 4, 2010 Castlerigg Master Investments Ltd., (the Investor) and the Company signed a letter agreement granting the Company a limited waiver by which accrued interest in the amount of $244,722 due under the secured notes payable as of September 30, 2010 will be added to the principal balance of the Notes rather than be paid in cash or through conversion of the Notes.

On October 14, 2010, the Company issued 1,161,500 shares of common stock for the conversion of $150,000 of principal due on the July 2008 Notes.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  this report contains forward-looking statements, including statements concerning future conditions in the network switching industry, our future business, financial condition, operating strategies and operational and legal risks.  These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” or variations of those terms and other similar expressions, including their use in the negative.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	our inability to continue as a going concern,
•	our inability to raise additional capital,
•	lower sales and revenues than forecast,
•	our inability to carry out our marketing and sales plans,
•	unexpected costs and operating deficits,
•	our failure to establish relationships with and capitalize upon access to new customers,
•	litigation and administrative proceedings involving us or our products,
•	adverse publicity and news coverage,
•	adverse economic conditions,
•	entry of new and stronger competitors,
•	changes in interest rates and inflationary factors, and
•	other specific risks that may be referred to in this report or in other reports that we have issued.

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

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $85,308,711 through September 30, 2010.  At September 30, 2010, we had a deficit in working capital of $18,948,916 of which $8,172,080 relates to the fair value of derivative financial instruments.  Despite some success, the adoption of the Company’s technology continues to be slower than expected.

We funded our deficits in 2007 and 2008 largely by obtaining debt and equity financing from outside providers.  In 2009, we changed our operating model to reduce our expenses and financed our operations with the cash flow we generated from operating activities.  Additionally, due to cash flow constraints, the executive team has deferred its compensation from time to time.  This arrangement will likely continue in the future as it is anticipated that cash flow constraints will continue.

In July 2010, we received net proceeds from an unsecured note payable of $150,000.  Through September 30, 2010, cash used in operations was approximately $267,000.  There can be no assurance that cash from operations or financings will be sufficient to finance our operations in the future.

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

RISK FACTORS

Except for the following, the Risk Factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed and are incorporated by reference into this Form 10-Q.

Due to cash flow constraints, the executive team has deferred its compensation from time to time.  This arrangement will likely continue in the future as it is anticipated that cash flow constraints will continue.  This situation further increases the risk of turnover in our executive team.

A major portion of the Company’s revenues in 2010 to-date consisted of systems and services billed to the U.S. government.  In the third quarter of 2010 total revenues billed to the government amounted to $492,680 or 94% of total business in that period.  In the first nine months of 2010 total revenues billed to the government amounted to $1,042,597 or 77% of total business in that period.  The loss of government business could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories increased from $201,694 at December 31, 2009 to $220,611 at September 30, 2010 due to an additional charge of $18,917 related to slow-moving products.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2010 and 2009.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended September 30				For the Nine Months Ended September 30
			Change				Change
	2010	2009	($)	(%)	2010	2009	($)	(%)

REVENUE, NET	$526,617	$699,171	$(172,554)	-25%	$1,346,305	$1,252,208	$94,097	8%
COST OF SALES	288,407	345,320	(56,913)	-16%	747,657	639,541	108,116	17%

GROSS PROFIT	238,210	353,851	(115,641)	-33%	598,648	612,667	(14,019)	-2%

OPERATING EXPENSES
Salary expense and salary related costs	143,220	136,842	6,378	5%	515,465	474,732	40,733	9%
Research and development	2,993	9,918	(6,925)	-70%	20,135	55,376	(35,241)	-64%
Selling, general and administrative	111,882	130,405	(18,523)	-14%	338,892	359,420	(20,528)	-6%

Total operating expenses	258,095	277,165	(19,070)	-7%	874,492	889,528	(15,036)	-2%

Income (loss) from operations	(19,885)	76,686	(96,571)	-126%	(275,844)	(276,861)	1,017	0%

OTHER INCOME (EXPENSE)
Interest income	1	4	(3)	-75%	5	21	(16)	-76%
Change in fair value of warrant and conversion option liabilities	2,679,949	2,697,189	(17,240)	-1%	1,522,861	(5,024,967)	6,547,828	-130%
Amortization of discount on convertible debt	(318,059)	(1,017,562)	699,503	-69%	(1,956,431)	(2,956,422)	999,991	-34%
Interest expense	(260,642)	(319,034)	58,392	-18%	(762,744)	(919,057)	156,313	-17%
Miscellaneous income	-	-	-	0%	86,619	-	86,619	0%

Total other income (expense)	2,101,249	1,360,597	740,652	54%	(1,109,690)	(8,900,425)	7,790,735	-88%

Income (loss) before income taxes	2,081,364	1,437,283	644,081	45%	(1,385,534)	(9,177,286)	7,791,752	-85%

Income taxes	-	-	-	0%	-	-	-	0%

NET INCOME (LOSS)	$2,081,364	$1,437,283	$644,081	45%	$(1,385,534)	$(9,177,286)	$7,791,752	-85%

Net Revenues

Net revenues decreased by $172,554 or 25% in the third quarter of 2010 as compared to the third quarter of 2009 and increased by $94,097 or 8% in the nine months ended September 30, 2010 as compared to nine months ended September 30, 2009.  The main reason for the decrease in third quarter 2010 revenues compared to revenues in the same period in 2009 is the decreased amount of product sold to the government (this type of sales decreased from $504,375 in third quarter 2009 to $99,537 in the same period of 2010 mainly due to a decrease of funding for product sales in our contract). This decrease was partially offset by an increase in design services billed to the government in line with our contract, increasing revenues from $194,797 in third quarter 2009 to $393,143 in third quarter of 2010. The increase of revenues of $94,097 in the first nine months of 2010 compared to the same period in 2009 stems from the fact that revenue growth in connection with design services income exceeded the revenue decrease in connection with product sales. In third quarter of 2010, we sold 3 ER-1010E’s and in the first nine months of 2010 we sold 10 ER- 1010E’s compared to 24 ER-1010E’s and 42 ER-1010E’s, respectively, in the same periods of 2009.

Gross Profit

Gross profit decreased by $115,641 in the third quarter of 2010 as compared to the third quarter of 2009 and decreased by $14,019 in the nine months ended September 30, 2010 compared to the same period of 2009.  These decreases were attributable to a substantial decrease of gross margins due to the increase of revenues from lower margin design services and the decrease of higher margin product revenues as described above under “Sales.  Gross margins decreased from 51% in third quarter 2009 to 45% in third quarter 2010 and from 49% in first nine months of 2009 to 44% in the same period in 2010.

Operating Expenses

The decrease in operating expenses in the third quarter of 2010 compared to the same period of 2009 was $19,070 or 7%, and the decrease of operating expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was $15,036 or 2%.  These variances resulted from the following.

Salary Expenses

Salary and salary-related expenses increased by $6,378 in the third quarter of 2010 compared to the same period in 2009, representing a 5% increase and increased by $40,733 for the nine months ended September 30, 2010 compared to the same period in 2009, representing a 9% increase.  The increase in expenses incurred in 2010 is the result of the reinstatement of the salaries of our CEO and CFO to their previous levels effective September 15, 2009.  On November 1, 2008, due to cash flow constraints of the Company, the CEO’s salary was temporarily reduced from $192,000 per annum to $152,000 and the CFO’s salary was reduced from $160,000 per annum to $120,000.  The increase stemming from the reinstatement of salaries was partially offset by a higher charge out of salaries in connection with our government contract.

Research and Development

Research and development (R&D) expenses decreased from $9,918 in the third quarter of 2009 to $2,993 in the third quarter of 2010, a decrease of 70% and decreased from $55,736 in the nine months ended September 30, 2009 to $20,135 in 2010, a decrease of 64%.  The main reason for these decreases is that in 2010 the Company’s personnel formally assigned to R&D began project work under our current Government Statement of Work.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $130,405 in the third quarter of 2009 to $111,882 in the third quarter of 2010, a decrease of $18,523 or 14% and decreased from $359,420 in first the nine months ended September 30, 2009 to $338,892 in the same period of 2010, a decrease of $20,528 or 6%.  Main variances occurred in consulting related expenses which decreased from $64,087 in third quarter 2009 to $42,000 in the same period in 2010 due to a reduction in commission paid to business development consultants. In the first nine months of 2010 consulting related expenses were at the same level as in the first nine months of 2009 (at around $91,000). In addition legal fees decreased from $6,461 and $31,206 in third quarter of 2009 and first nine months of 2009, respectively, to $4,729 and $13,087 in the same periods of 2010 in connection with a decrease of patent fees charged to the Company.

Net Other Income (Expense)

Net other income was $2,101,249 for the three months ended September 30, 2010 as compared to net other income of $1,360,597 for the same period in 2009.  Net other expense was $1,109,690 for the nine months ended September 30, 2010 as compared to $8,900,425 for the same period in 2009.  These changes resulted from the following:

The fair values of the conversion features and warrants are dependent on several factors, including our stock price and the expected term of the conversion features and warrants.  For the three months ended September 30, 2010, the fair values of our conversion option and warrant liabilities decreased by $2,679,949 compared to a decrease in their fair values of $2,697,189 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the fair values of our conversion option and warrant liabilities decreased by $1,522,861 compared to an increase in the fair values of $5,024,967 for the nine months ended September 30, 2009.  One reason for the decrease in fair values in 2010 was the increase in our stock price from $0.17 at December 31, 2009 to $0.28 at June 30, 2010 and the decrease to $0.17 at September 30, 2010.  The main reason for the changes in the fair values in 2009 was the increase in our stock price from $0.14 at December 31, 2008 to $0.25 at June 30, 2009 and a decrease to $0.21 at September 30, 2009.  The decrease in the fair values of the conversion option and warrant liabilities in 2010 attributable to the change in stock prices was partially offset by a decline in the calculated volatilities of the Notes and Warrants from 168% - 208% at December 31, 2009 to 114% - 117% at September 30, 2010.  In 2009, the calculated volatilities did not change as drastically as in 2010.  Additionally, beginning August 1, 2010, the 2007 Notes can be converted to common stock at a 7.5% or 10% discount to the market price of the stock instead of at the fixed conversion rate of $0.50.  The lower conversion price resulted in a larger liability since the 2007 Notes are convertible into a much larger number of shares.

Amortization of the discount on convertible debt was $318,059 for the three months ended September 30, 2010 compared to $1,017,562 for the three months ended September 30, 2009 and was $1,956,431 for the nine months ended September 30, 2010 as compared to $2,956,422 for the same period in 2009.  The decrease mainly resulted from the Notes (with the exception of the July 2010 Notes) becoming fully amortized by September 30, 2010, partially offset by larger additional debt discounts we recorded and fully amortized on the 2006, 2007 and April 2008 Notes in 2010.  The discounts were larger due to higher principal balances as a result of accrued interest being added to principal.   Beginning in the third quarter of 2010, we immediately amortized the entire discount on the above-mentioned Notes.  Such amortization was $122,764 in the third quarter of 2010 compared to $58,274 in the third quarter of 2009 and $261,720 in the first nine months of 2010 as compared to $92,373 in the same period in 2009.

Interest expense decreased to $260,642 for the three months ended September 30, 2010 from $319,034 for the comparable period in 2009.  For the nine months ended September 30, 2010, interest expense decreased to $762,744 from $919,057 in the comparable period in 2009.  The decrease is attributable to the decrease in principal balances of the Notes due to conversions of $4,376,804 that occurred throughout 2009 as compared to conversions of $150,000 in 2010.  The decrease was partially offset by increased interest charges related to the July 2010 Notes and higher principal balances on the 2006, 2007 and April 2008 Notes due to accrued interest being added to principal.

Miscellaneous income was $86,619 for the nine months ended September 30, 2010 as a result of the adjustment of liabilities accrued in prior years to their settlement amount.

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

For the nine months ended September 30, 2010, we incurred a net loss of $1,385,534.  Since our inception, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of September 30, 2010, we had a deficit in working capital of $18,948,916 of which $8,172,080 relates to the fair value of derivative financial instruments.  Additionally, due to cash flow constraints, the executive team has deferred its compensation from time to time.  This arrangement will likely continue in the future as it is anticipated that cash flow constraints will continue.

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

July 2010 Note Financing

On July 27, 2010, pursuant to the terms of a securities purchase agreement with one of our investors involved in the previous financings, for total gross proceeds of $176,471 we issued an unsecured convertible note in the aggregate principal amount of $176,471.

The notes bear interest at 15% per annum, which may be increased to 21% upon the occurrence of an event of default, and mature on July 27, 2011.  This date may be extended, at the option of the investors, by up to two years.  Interest on the notes of $26,471, representing one year of interest, was prepaid to the investors at the closing.

The 2010 Note is convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of a SEC event, as defined in the 2010 Notes, the conversion price will be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2010 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 23, 2010, the Company issued 200,000 shares of its common stock valued at $44,000 as compensation to a consultant for an agreement to assist the Company in considering strategic alternatives.

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

10.4	Retention Agreement signed on July 26, 2010 by Chief Financial Officer Bob van Leyen (incorporated herein by reference to exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 28, 2010)
10.5	Letter agreement with regard to certain cash payments dated November 4, 2010 (incorporated herein by reference to exhibit 99.1 to the Company’s Form 8-K filed with the SEC on November 4, 2010)
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: November 15, 2010	By: /s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger,
Chief Executive Officer
(principal executive officer)

Date: November 12, 2010	By: /s/ BOB VAN LEYEN
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