Form 10-K
period 2010-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2011-03-15
CIK 1163300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2010 (June 30, 2010) of $0.28 per share was $23,106,368.  For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates.  This determination of affiliate status is not a determination for other purposes.

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

Indicate the number of shares outstanding of each registrant’s classes of common stock, as of the latest practicable date:  88,080,979 shares of common stock $0.001 par value as of February 24, 2011.

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

Item 1.  Business

Current business outlook

Since inception, the Company has incurred losses, realized negligible revenues from product sales and has not been able to generate revenues from licensing. All of our 2006, 2007 and 2008 senior convertible notes have fully matured, representing a total amount outstanding  of $10,683,875 as of 12/31/2010, and are now subject to repayment in full upon demand by our lenders. During 2010 the Company’s cash position suffered additional deterioration. The Company’s current lenders have not expressed willingness to provide additional financing to support the Company’s operations and we believe access to alternative sources of financing are unlikely due to the Company’s financial condition. Management further believes that the Company's tenuous financial condition has impeded partner relationships and new business generation. In the short term, prospects for additional revenue represent substantial uncertainty, with our government design services contract which funds a major portion of the company's operating expenses, expiring in April of 2011. While we have actively sought a replacement for that contract, none has yet been put in place. Current status of the Government budget, we believe, makes finding a replacement for the expiring contract revenue prior to the next fiscal cycle in September unlikely.

In light of these factors, management believes that a comprehensive financial restructuring is the best way to preserve value, both in improving the balance sheet and in improving the likelihood of consummating a combinatorial transaction or partnership. Management has proposed terms for a restructuring to the Company’s lenders, but the lenders have not to date engaged with the Company in discussions. As a result, there can be no assurance that a financial restructuring can be done and, if done, under what terms such a transaction might take place.  Should a financial restructuring be consummated, the resultant debt for equity exchange will most likely result in a near complete loss of shareholder value.  Should a restructuring be unachievable, Raptor will be forced to further reduce staff or cease operations resulting in a total loss of shareholder value and liquidation of the Company’s assets.

For further details on the above we refer to the language included under “risk factors” starting on page 8 of this form 10K , “conclusion on capital resources and liquidity” on page 26 of this form 10K and “presentation as a going concern” on page F-11 of this form 10K.

Overview

We were organized under the laws of the State of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc.  We originally were engaged in the business of offering EDGAR filing services to companies outsourcing the formatting and electronic filing of registration statements, periodic reports and other forms with the U. S. Securities and Exchange Commission (“SEC” or the “Commission”), but generated minimal revenues from these operations.  On October 17, 2003, we completed a business combination transaction with Raptor Networks Technology, Inc., a California corporation (“Raptor”), whereby we acquired all of the issued and outstanding capital stock of Raptor in a cashless common stock share-for-share exchange in which Raptor became our wholly-owned subsidiary.

Upon the completion of this acquisition transaction, we changed our name to Raptor Networks Technology, Inc. (the “Company”), terminated our EDGAR filing services operations and, by and through our subsidiary Raptor, became engaged in the data network switching industry.  Since that time, our focus has been to design, produce and sell standards-based, proprietary high-speed network switching technologies.  Our “distributed network switching technology” allows users to upgrade their traditional networks with our switches to allow for more efficient management of high-bandwidth applications.  The implementation of our products in a user’s network provides increased speed and greater capacity and, we believe, a cost-effective alternative to existing switching and routing technologies.

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

In 2009 and 2010, we advanced our architecture and intellectual property to design a next-generation network appliance that becomes a “hybrid fabric” device; part core network transport product, part embedded applications server, part content caching device and part secure communications appliance.  Management’s belief is that the IT world will ultimately adopt “hybrid fabric” architectures, blurring the distinction between a network device, a computing device and a security device, creating the same degree of convergence in the systems arena that has already occurred in the telecom space.  We are thus designing our first “hybrid fabric” converged machine comprising a high performance, virtualized fabric core networking device with a multi-core, applications ready processor and accompanying storage embedded in the transport fabric itself.

We remain an early stage technology company and, commencing with our inception, have operated, and are now operating, at a significant loss.  We currently have no commitments for any additional financing and taking into account the financial condition of the Company it is unlikely that we will have access to any sources of financing.  In October 2008, we shifted our principal operating model from product development to licensing, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  While we shifted principally to licensing, we continue to pursue product and service revenue at a much diminished rate.  This change of model enabled the Company to substantially reduce expenses throughout 2009 and 2010.  As the Company did not generate any licensing revenues in the past it is unlikely that this business model will be successful in the short term and as a consequence our investors could lose their entire investment in us.

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

Our Strategy

Our answer to the cost barrier of the adoption of high-bandwidth (10 Gigabit and greater) networking is the introduction of next-generation networking and “hybrid fabric” systems products that are fundamentally less complex, more architecturally flexible, compatible with legacy products and faster than traditional chassis-based alternatives. Most importantly, our next-generation appliances were designed to work together seamlessly, “binding” into a common, virtualized chassis despite being physically or geographically separated.

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

Our proprietary Raptor Adaptive Switch Technology (“RAST”) provides an innovative new way to connect local and wide area networks, allowing users new options in the way they design their distribution networks.  Simply stated, RAST allows discrete network elements, separated in distance by more than 120 kilometers each, to “bind” into a common “virtual switch,” providing for ultra-fast Layer 2 transport across those distances.  Compatible with existing open standards legacy products, RAST allows customers to add significant capability to converge voice, video and all data types on to their existing network without the need for expensive, end-to-end upgrades.  RAST also allows highly resilient networks to be created at lower costs, both in terms of initial capital expenditure and ongoing operating costs, than traditional legacy chassis-based systems.  Because RAST allows virtually any network size and topology to be engineered from our common “building block” switches, the cost of adoption, as well as the cost of support, is minimized.

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

To date, we have filed multiple patents with respect to a range of “distributed hybrid fabric” technologies and architectures, including the application of these architectures to network transport, security, resiliency, encryption and satellite communications.  To date, 5 of these patents were approved, published and issued.  We believe the newly issued patents and the patents still pending represent a substantial competitive advantage because of the added level of functionality these technologies provide our products.

Our Products

Our flagship product is a virtualized fabric network core switch, the Ether-Raptor-1010E (“ER-1010E”), which superseded the ER-1010A/B/C in March 2008.  The ER-1010E is a combination 10Gb/GbE switch.  We also offer a pure edge switch, the Ovi-Raptor-1048 (“OR-1048”).  All our switches are based upon a common family of merchant silicon and embedded software.

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

Research and Development

We spent $22,336 and $114,387 in 2010 and 2009, respectively, on research and development. The significant reduction in R&D expense can be attributed to completion of ER-1010E product development activity and a sharp downsizing in response to the distressed economic environment in 2009.  Additionally, under certain government contracts, we are able to bill for R&D costs that we incur.  The amount billed in 2010 was substantially greater than in 2009.

We commenced our transition into the data network switching industry in October 2003.  From October 2003 until early 2005, we worked to develop our first network switching product, the ER-1010.

During 2005, our research and development resources were mainly focused on adding features to the ER-1010, such as Data Management Software (software enabling analysis of data flows handled by the ER-1010) and other enriching functions.  Throughout 2005, substantial testing of the ER-1010 was carried out internally for the purpose of ensuring that product features worked as expected and extensive external testing was conducted to validate the quality of our products.  In the fourth quarter of 2005, certain parts of the ER-1010 were upgraded, including the replacement of certain cables to reduce manufacturing costs and an upgrade to a more powerful processor.  We also made significant progress in 2005 debugging software included in the ER-1010, resulting in substantial improvement of the ER-1010’s performance in terms of reduced failover time, increased stacking possibilities and smooth running of jumbo frames.

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

In 2009, we billed one customer for research and development activities.  This trend continued throughout 2010, as we evolved the design of the production ER-1010E from a pure network switching product to a network switching product which was “applications enabled” by embedding new multi-core processors onto the fabric, “caching enabled” through the addition of FLASH and SSD memory and substantially more scalability (up to 32 units in a common fabric compared to 12 units for the ER-1010E) under a government services contract.

Sales and Marketing

We market and sell our products to customers through a combination of direct sales to end users and sales through resellers.  Our sales offices are located at our principal headquarters in Santa Ana, California.  In addition, we have finder’s fee and consulting agreements in place with a number of independent third parties to facilitate the sale of our products on a global basis.  Our services are marketed directly to select governmental entities by full-time Raptor employees.

Competition

We believe the key competitive factors in today’s network switching market are, in order of priority:  price, speed, features, brand recognition and interoperability (compatibility with legacy products).  We intend to become competitive by offering products that offer architectural performance, resiliency and power efficiency advantages at a price that cannot be matched by today’s centrally-architected legacy networks alternatives.  While we seek to gain and expand a market presence through aggressive marketing and sales efforts, our efforts have included, over the past 18 months, a substantial activity aimed at partnering, licensing and transactional alternatives, it has become clear, during the down market economic conditions of the past two years that new customers are hesitant to purchase core network hardware from less known vendors.  However, our market remains highly fluid in characteristic and we may find ourselves unable to compete  against  competitors with strong balance sheets and established channels to market.

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

All of our manufacturing activities have been outsourced to Express Manufacturing, Inc. (“EMI”), a subcontractor located in the same vicinity as our principal headquarters.  EMI’s manufacturing activities for us consist of printed circuit board assembly and final assembly of our products.  All of our inventory is stored at our principal headquarters and we supply it to EMI as needed to meet our orders.  We currently conduct final systems testing at our principal headquarters.

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

Employees

As of February 24, 2011 we had 7 full-time employees and one part-time employee.  None of our employees are a party to any collective bargaining agreements with us.  We consider our relations with our employees to be good.

Patents, Trademarks, and Licensing Agreements

We have ten U.S. patent applications pending, five issued, two foreign applications pending and five additional U.S. provisional applications pending with broad claim sets covering numerous aspects of our Ethernet Distributed Switch Fabrics.  The foreign applications pending are in Europe (“EPO”) and Japan.

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

Item 1A.  Risk Factors

The level of revenues resulting from our only government contract currently in place funds a major portion of operating expenses and revenues from this specific contract will end in April 2011.

Beginning in October of 2010, the Company billed services against a new government contract for the evolution to an application-enabled network switch which would fully leverage the Company’s hybrid fabric technology.  We believe that the funds allocated under this contract alone will not be sufficient to complete the product development of the “hybrid fabric” machine.  The level of revenues from this contract currently funds a major portion of our quarterly operating expenses and the revenue stream from this contract will end in April 2011.  Taking into account the financial condition of the Company, it is unlikely that we will be successful in capturing additional funding to support continued operations.  Should the Company fall short in this respect, it could be compelled to restructure or sell its assets or file for protection under the U.S. Bankruptcy Code.  This would result in a loss of all or substantially all of our shareholders’ investments in us.

Public accounting firms have issued a report questioning our ability to continue as a going concern.

Our independent registered public accounting firms have qualified their opinions with respect to our financial statements to include an explanatory paragraph in which they expressed substantial doubt about our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2003 through December 31, 2010.  Reports of independent registered public accounting firms questioning a company’s ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements and financial information included in this filing do not reflect any adjustments that might be necessary if we are unable to continue as a going concern.  We currently have no commitment for any additional financing and taking into account the financial condition of the Company it is unlikely that we will be able to obtain requisite financing on acceptable terms, if at all.  In October 2008 the principal operating model of the Company was shifted from product development to licensing, enabling a reduction in headcount, footprint and infrastructure to reduce costs.  In 2009 and 2010, the Company was not able to negotiate any licensing agreements and as a consequence it is unlikely that this shift in business model will be successful.  Should the licensing model prove to be unsuccessful, our investors could lose their entire investment in us

We may require additional financing to continue operations and we may not be able to secure such financing on acceptable terms, if at all.

Our substantial accumulated deficit, limited working capital and expectation of future losses may require that we obtain additional financing to continue operations, however it is unlikely that we will be able to obtain such financing.  We have had no significant revenues from operations since our inception.  As of December 31, 2010, we had an accumulated deficit of $84,392,048.  We have operated at a loss since our inception and expect to continue to experience losses from our operations for the foreseeable future.  Our net losses for fiscal 2010 and 2009 were $468,871 and $12,694,997, respectively. During the same periods our losses from operations were $351,140 and $484,251, respectively.  We will be required to conduct product feature enhancement and testing activities which, together with expenses to be incurred for the establishment of a sustainable marketing and sales presence and other general and administrative expenses, are expected to result in operating losses through the foreseeable future.  Accordingly, there is a risk that we will not achieve profitable operations in the near future, if at all.

Cash from operations may not be sufficient to fund operations in the future.

We funded our deficits in 2007 and 2008 largely by obtaining debt and equity financing from outside providers.  In 2009, we changed our operating model to reduce our expenses and mainly financed our operations with the cash flow we generated from operating activities.  In July 2010, one of the investors from our previous financings provided an unsecured loan to us in the principal amount of $176,471 for a one-year term.  Taking into account the financial condition of the Company it is unlikely that cash from operations will be sufficient to finance our operations in the future.

If we are unable to generate positive cash flows from operations and if we become unable to finance our operations, investors in our common stock or other securities could lose their entire investments.

If we default on our senior secured convertible notes, most of which matured in the past, we could lose all of our assets.
Pursuant to the July 2007, March 2008 and July 2008 senior secured convertible note financings, we granted the investors a security interest in all of our assets.  We have not paid these lenders in cash.  All reductions in our debt have been the result of conversions of debt into shares of our common stock.  Currently, we do not have the cash flow to  repay any of the notes and as the 2006, 2007 and 2008 notes  have all matured, the lenders could demand repayment in full for all of the before mentioned notes.  Until now the lenders have not demanded repayment of the notes.  At any time, however, the lenders could do so and force us into default.  They could then take all remedies available to them, including conversion of the notes into a very large number of shares of our common stock and/or foreclosing on all of our assets, both tangible and intangible, leaving us with no assets.

The Company is unable to service its debt.

In 2009 and 2010, the Company was unable to service any of its debt in cash.  As a result, the interest accrued over those periods was with the approval of the note holders added to the principal balances of our convertible notes.  In 2011, we will most likely continue to lack the cash flow to pay interest on the 2006, 2007 and 2008 notes.  In the past, as described above, the lenders have agreed to waive default on the notes and allowed us to add the interest due to the principal of the notes.  At any time a new interest payment is due, however, the lenders could declare us in default and foreclose on our assets.  This would result in a loss of all or substantially all of the shareholders’ investment.

We have no profitable operating history and may never achieve profitability.

We have not generated meaningful revenues from operations since our inception.  Our business is subject to numerous risks associated with a low-capitalized company engaged in the network switch industry.  Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the development and marketing of our products.  There can be no assurance that we will ever generate significant commercial sales or achieve profitability.  Should this be the case, investors in our common stock or other securities could lose their entire investment.

We depend on a few customers.

We depend on a few major customers for the majority of our revenues.  This creates a significant financial risk to the Company because if a major customer were to terminate or materially reduce, for any reason, its business relationship with us, we would suffer an immediate and substantial decline in revenue.

The majority of our revenues in 2010 were from government agency customers.  These customers are subject to unique political and budgetary constraints.  These constraints imposed upon our customers make it difficult to predict the timing and amount of revenue to expect from these customers in future periods.  In addition, our government agency customers have special contracting requirements that affect our ability to obtain new government customers.

We rely heavily on our management and other key personnel, and the loss of their services could materially and adversely affect our business.

Our future success depends to a significant degree on the continued service of our key personnel and on our ability to attract, motivate and retain highly qualified employees.  In particular, we are dependent upon the services of our senior management, including, without limitation: Chief Executive Officer and President, Thomas M. Wittenschlaeger and Chief Financial Officer and Secretary, Bob van Leyen.  Due to cash flow constraints of the Company, management has deferred its compensation from time to time.  The current challenges the Company faces with respect to its debt structure and the lack of active collaboration, seen in times past, between the primary note holder and the Company further exacerbates this risk.  The loss of the services of our senior management would have a material adverse effect on our business, financial condition and results of operations and may result in the Company being compelled to cease operations.

We do not presently have a traditional credit facility with a financial institution.  This absence may adversely impact our operations.

We do not presently have a traditional credit facility with a financial institution and it is highly unlikely under the current debt structure that one could be put in place.  The absence of a traditional credit facility could adversely impact our operations.  If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.  In addition, the terms of our senior convertible note financings subject us to certain covenants that prohibit us from borrowing additional funds unless certain conditions are satisfied, including, but not limited to, the closing price of our common stock being greater than $1.00 per share for 40 consecutive trading days or the aggregate dollar trading volume of our common stock being greater than $200,000 per day for 40 consecutive trading days.  Further, the terms of our July 2007, April 2008 and July 2008 senior secured convertible note financings provide that while the notes are outstanding, we will not conduct any other securities offerings or be party to any solicitations, negotiations or discussions regarding any other security offerings, except for offerings solely to one or more of the convertible note investors.

Our level of indebtedness reduces our financial and operational flexibility, and our level of indebtedness may increase.

As of March 3, 2011, the principal amount of our total indebtedness was $11,112,854 (see Note 5 of our consolidated financial statements and related notes beginning on page F-1 of this Report).  This balance includes $252,508 of accrued interest that was added to principal on January 11, 2011 pursuant to a voluntary consent granted by the lender.  Our level of indebtedness affects our operations in several ways, including the following:

•	A significant portion of our cash flow may be required to service our indebtedness;
•	A high level of debt increases our vulnerability to general adverse economic and industry conditions;
•
The covenants contained in the agreements governing our outstanding indebtedness significantly limit our ability to borrow additional funds, dispose of assets, pay dividends, sell common stock and make certain investments;

•	Our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy or in our industry;
•	A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and
•	A default under our debt covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

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

No assurance can be given that we will be able to successfully achieve sustainable market penetration with any of our products or the establishment of a license business.  Our success in marketing our products and technology will be substantially dependent on educating our targeted markets as to the unique topologies, as well as what we believe are the performance and cost benefits, of our distributed Ethernet switch architecture.  There can be no assurance that our efforts or the efforts of others will be successful in fostering acceptance of our technology among the targeted markets.

Many companies with greater resources and operating experience offer technology similar to our products.  These companies could successfully compete with us and negatively affect our opportunity to achieve profitability.

We operate in a competitive industry with many established and well-recognized competitors.  In particular, Cisco Systems maintains a dominant position in our industry and several of its products compete directly with our products.  We also compete with Extreme Networks, Juniper Networks, F5 Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks and Alcatel, among others.  Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and can be expected to react strongly to any successful marketing efforts, if any, that we might achieve in the future.  In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base could temporarily drop prices to stave off a potential successful market launch by our Company.  Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel.  There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

Our products are complex and may contain undetected defects or errors, particularly when first introduced or as new enhancements and versions are released.  Despite our testing procedures, these defects and errors may be discovered after they have been shipped to customers.  Any defects or errors in our products or failures of our customers’ networks, regardless of whether the failure is caused by our products, could result in:

•	negative customer reactions;
•	product liability claims;
•	negative publicity regarding us and our products;
•	delays in or loss of market acceptance of our products;
•	product returns; and
•	unexpected expenses to remedy defects or errors.

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

The market prices of securities of technology-based companies (such as us) currently are highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2010, the high and low closing sale prices of a share of our common stock were $0.29 and $0.09, respectively.  On February 24, 2011, the last reported sale price of a share of our common stock was $0.105.  The market price of our common stock may continue to fluctuate in response to the following factors, in addition to others, many of which are beyond our control:

•	conversion of our convertible notes and exercise of our warrants and the sale of their underlying common stock;
•	changes in market valuations of similar companies and stock market price and volume fluctuations generally;
•	economic conditions specific to the network switching or related information technology industries;
•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•	delays in our introduction of new products or technological innovations or problems in the functioning of our current or new products or innovations;
•	third parties’ infringement of our intellectual property rights;
•	changes in our pricing policies or the pricing policies of our competitors;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel; and
•	future sales of our common stock or other securities.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 31, 2010, we had 88,080,979 outstanding shares of common stock, of which 8,819,919 shares were restricted under the Securities Act of 1933, as amended (the “Securities Act”).  As of December 31, 2010, we also had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 184,000,000 shares of common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock.  Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

As of December 31, 2010, we had outstanding options, warrants, and convertible promissory notes that were exercisable for or convertible into approximately 184,000,000 shares of common stock.  In addition, as discussed elsewhere in these Risk Factors, the number of shares exercisable under outstanding warrants and convertible under outstanding notes may be subject to increase in the event of our future issuance of securities or a downward fluctuation in the market price of our common stock.  A change of control of our Company could occur if a significant number of shares are issued to the holders of our outstanding warrants or convertible notes.  If a change of control occurs, then the stockholders who historically have controlled our Company would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our Board of Directors and mergers and other business combinations involving our Company.  Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our Board of Directors and voting power, be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities) and the acquisition or disposition of our assets.

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

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

In October 2008 we relocated to a smaller facility in the Federal Empowerment Zone of Santa Ana, California, which reduced our overhead expenses and created a more appropriate facility for our activities.  The address of our leased facilities is 1508 S. Grand Ave. Santa Ana, California 92705.  This facility, consisting of 2,400 square feet, includes our executive offices and research and development laboratory.  The initial lease agreement was effective September 22, 2008 for a period of six months.  Thereafter the lease was extended for periods of six months and the current extension expires on March 31, 2011.  The monthly base rent amounts to $1,560.

We believe that the monthly rental rates are comparable to rents charged for comparable properties in the market area.  We require full compliance by the lessor with applicable state and EPA environmental standards at our facility.  We believe that the current facilities are adequate for our expected needs through at least the end of 2011.

In October 2008, we rendered possession of our prior operating facility to the landlord.  In November 2009, we settled the matter for $216,000, plus simple interest at 10 percent per annum until such amount is paid in full.  We paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, we will make monthly payments of $9,000.  A final payment of $6,106 is due by February 15, 2012.  As a result of the settlement, we recorded an additional expense of $21,435 for the year ended December 31, 2009.

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

	2010
Fiscal Quarter Ended:	High	Low
December 31	$0.16	$0.09
September 30	$0.24	$0.13
June 30	$0.28	$0.17
March 31	$0.24	$0.15

	2009
Fiscal Quarter Ended:	High	Low
December 31	$0.25	$0.16
September 30	$0.36	$0.18
June 30	$0.45	$0.09
March 31	$0.21	$0.11

On February 24, 2011, the high and low sale prices for a share of our common stock as reported by Pink Sheets, LLC, were $0.12 and $0.10, respectively.

Holders

On February 24, 2011, we had 88,080,979 shares of our common stock outstanding held by 968 record shareholders.  This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or “street” name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not expect to be able to pay cash dividends in the foreseeable future as the terms of our senior convertible notes prohibit us from paying cash dividends for the term of the loan arrangement.

Recent Sales of Unregistered Securities

On October 14, 2010, we issued 1,161,500 shares of common stock for the conversion of $150,000 of the principal balance due on the July 2008 Notes.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.  This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear.  Our actual future results could differ materially from those discussed herein.  We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories increased from $201,694 at December 31, 2009 to $245,506 at December 31, 2010 due to an additional charge of $43,812 related to slow-moving products.

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

Results of Operations for the Fiscal Year Ended December 31, 2010
Compared to Fiscal Year Ended December 31, 2009

			Change
	2010	2009	($)	(%)

REVENUE, NET	$1,785,327	$1,601,906	$183,421	11%
COST OF SALES	1,061,189	842,485	218,704	26%

GROSS PROFIT	724,138	759,421	(35,283)	-5%

OPERATING EXPENSES
Salary expense and salary related costs	639,744	656,813	(17,069)	-3%
Research and development	22,336	114,387	(92,051)	-80%
Selling, general and administrative	413,198	472,472	(59,274)	-13%

Total operating expenses	1,075,278	1,243,672	(168,394)	-14%

Loss from operations	(351,140)	(484,251)	133,111	-27%

OTHER INCOME (EXPENSE)
Interest income	6	23	(17)	-74%
Change in fair value of warrant and conversion option liabilities	2,930,077	(7,018,882)	9,948,959	-142%
Amortization of discount on convertible debt	(2,103,114)	(3,963,457)	1,860,343	-47%
Interest expense	(1,031,319)	(1,206,995)	175,676	-15%
Loss on lease settlement	-	(21,435)	21,435	-100%
Miscellaneous income	86,619	-	86,619	0%

Total other expense	(117,731)	(12,210,746)	12,093,015	-99%

Loss before income tax benefit	(468,871)	(12,694,997)	12,226,126	-96%

Income taxes	-	-	-	0%

NET LOSS	$(468,871)	$(12,694,997)	$12,226,126	-96%

Net Revenues

In 2010, total revenues amounted to $1,785,327 compared to $1,601,906 in 2009, an increase of 11%.  The change in revenues is comprised of an increase in service-related revenues of $938,251 over 2009 offset by a decrease in product revenues of $754,830.  In 2010, the government funding previously used to purchase products was substantially lower; however, this product funding was replaced by funding related to R&D work.  We sold 12 ER1010 core systems in 2010 compared to 51 ER1010 systems in 2009.

Gross Profit

Gross profit decreased from $759,421 in 2009 to $724,138 in 2010, a decrease of $35,283.  Gross margin decreased from 47% in 2009 to 41% in 2010.  The decrease resulted from a change in the product mix in 2010 as mentioned in the revenue section above.  Higher margin product revenues were replaced by lower margin service revenues.  Design services carry a substantially lower margin (35%-45%) than product revenues (60%-65%)..

Operating Expenses

The decrease in operating expenses in 2010 resulted primarily because the Company changed from a product development to a service-related model.  This change of model resulted in significant decreases of salary expenses, research and development and G&A, as further explained below.

Salary Expense

Employee costs amounted to $639,744 in 2010 compared to $656,813 in total 2009, a decrease of $17,069 or 3%.  The change in salary expenses resulted from an increase in management salaries in October 2009, which caused salary expenses to increase by approximately $60,000 in 2010.  This increase was offset by a decrease in salaries related to an increase in the charge out of salaries to the government of approximately $50,000 in 2010 and a decrease in vacation expense in 2010 of approximately $19,000.

Research and Development (“R&D”)

Research and development expenses decreased from $114,387 in 2009 to $22,336 in 2010, a decline of $92,051 or 80%.  The decrease is due to the charge out of nearly all R&D salaries in 2010, reducing labor expenses to nearly $0.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased from $472,472 in 2009 to $413,198 in 2010, a decrease of $59,274 or 13%.  The decrease in SG&A expenses in 2010 resulted primarily from the following decreases:

Consulting expenses decreased from $126,401 in 2009 to $95,020 in 2010, a decrease of $31,381 or 25%.  This decrease resulted from lower product sales in 2010.  In 2009, we paid commissions and base retainer fees to third party business development consultants of approximately $80,000 as compared to approximately $49,000 in 2010.  We do not pay commissions or business development fees on service revenue.

Legal fees decreased from $32,782 in 2009 to $15,775 in 2010, a decrease of $17,007 or 52%.  We had a decrease in patent filings in 2010, which resulted in a decrease in legal fees of $30,003 in 2010.  This decrease was partially offset by an increase in corporate legal fees of approximately $12,000 in 2010 in connection with the 2010 financing and increased legal support related to note conversions and quarterly reviews.

Accounting support decreased from $36,308 in 2009 to $24,588 in 2010, a decrease of $11,720 or 32%.  This decrease is a result of fewer hours billed by our accounting consultant due to increased familiarity with our closing process.  Additionally, we were able to renegotiate a lower rate with the consulting firm, further decreasing expenses.

Depreciation expense decreased from $16,090 in 2009 to $10,103 in 2010, a decrease of $5,987 or 37% due to the fact that the Company has not purchased any new equipment and an increasing portion of our fixed assets is becoming fully depreciated.

Telephone expenses decreased from $30,357 in 2009 to $25,599 in 2010, a decrease of $4,758 or 16%.  The decrease was due to the termination of a salesperson in Florida on December 31, 2009, which resulted in a decrease in cell phone and long-distance charges.

The above decreases in SG&A expenses in 2010 were partially offset by the following increases in 2010:

Marketing expenses increased by approximately $12,000 in 2010 due to a long-term loan of equipment to a customer in 2010 that was written off since it is expected that the equipment will have a very low residual value at the end of the two-year period.

Office expenses and postage increased from $24,342 in 2009 to $28,590 in 2010, an increase of $4,248 or 17%.  This increase resulted from an increase in procurement and selling activities, especially in the first quarter of 2010 and an increase in design activities in the second half of 2010, resulting in increased expenses for copying and mailing.

 Taxes increased from $7,591 in 2009 to $9,047 in 2010, an increase of $1,456 or 19% due to a $1,910 credit applied to our 2009 property tax bill as a result of an audit.

Other Income (Expense)

Net other expense decreased from $12,210,746 in 2009 to $117,731 in 2010 due to the following:

In 2009, we recorded a loss of $7,018,882 on the fair value of our conversion option and warrant liabilities compared to income on the fair value of the conversion option and warrant liabilities of $2,930,077 in 2009.  This change is due to the following:

In 2009, our stock price increased from $0.14 at January 1, 2009 to $0.17 at December 31, 2009, which increased the value of these liabilities.  Also during 2009, the note holders elected to begin making conversions at the variable conversion prices.  Therefore, we valued the conversion option liabilities related to the 2006 Notes, the April 2008 Notes and the July 2008 Notes at the variable conversion rate.  The variable conversion rate of the 2006 Notes is 90% of the market price.  The variable conversion rate of the April 2008 and July 2008 Notes is 85% of the market price.  The 2007 Notes are not convertible at the variable rate until August 1, 2010 and were valued at the fixed conversion rate.  The lower conversion rate of the notes caused a dramatic increase in the number of shares into which the notes are convertible.  The above factors resulted in an increase in the fair value of the conversion option liabilities in of $7,018,882 in 2009.

In 2010, the price of our stock decreased from $0.14 at January 1, 2010 to $0.10 at December 31, 2010.  Additionally, the computed volatilities of the conversion option liabilities decreased from 169%-178% in 2009 to 117%-123% in 2010.  The computed volatilities of the 2006 and 2007 Warrants decreased from 169%-177% in 2009 to 119%-123% in 2010.  The above factors resulted in a decrease in the fair values of the conversion option and warrant liabilities of $2,930,077 in 2010.

Amortization of the discount on convertible debt decreased from $3,963,457 in 2009 to $2,103,114 in 2010.  The primary reason for the decrease resulted from the 2007 Notes, the April 2008 Notes and the July 2008 Notes becoming fully amortized on or before August 1, 2010.  This decrease was partially offset by an increase in amortization expense related to the increase in the conversion option liabilities as a result of the variable conversion prices that went into effect in late 2009 for the 2006 Notes, the April 2008 Notes and the July 2008 Notes and in late 2010 for the 2007 Notes.  Additionally, we began adding the accrued interest to the principal balances of the April and July 2008 Notes in 2010, which resulted in increased conversion option liabilities of these notes which was expensed immediately.

The decrease in interest expense is primarily attributable to a lower outstanding principal balance due to conversions of the notes.

Loss on lease settlement is attributable to rendering possession of our prior operating facility to the landlord in October 2008.  In 2009, we settled with the former landlord.  As a result of the settlement, an additional $21,435 was charged to expense for the year ended December 31, 2009.  There was no such transaction in 2010.

Miscellaneous income was $86,619 for the year ended December 31, 2010 as a result of the adjustment of liabilities accrued in prior years to their settlement amount.  No such adjustment was made in 2009.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2010 and 2009.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2010 and 2009, we incurred net losses of $468,871 and $12,694,997, respectively.  Since our inception, including the year ended December 31, 2010, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2010, we had a deficit in working capital of $17,824,757, of which $6,802,053 relates to the fair value of derivative financial instruments.

During 2010, the Company continued its efforts to convert to licensing as a primary, but not exclusive, business model but was unsuccessful in entering into any licensing arrangements.  The Company was able to continue to generate revenue in the government business sector for certain design services.  As previously described under “Management’s Discussion and Analysis” in this report on Form 10-K, the increase in revenues from design services in 2010 was largely offset by a decrease in product sales.  Although revenues increased slightly and expenses decreased slightly in 2010 and despite receiving net proceeds from financing of $150,000, the Company was not able to improve its cash position, resulting in a decrease in cash of $79,465 during 2010 and a year-end cash balance of $82,777.  In order to improve its cash position, it will be critical for the Company to increase revenues substantially or/and obtain additional financing. Without this type of improvement of its cash flow, the Company may not be able to fund operations throughout 2011.  In addition, throughout 2009 and 2010, the Company was not able to service any of its note debt in cash and all interest on the 2006, 2007 and 2008 notes was, with the approval of the note holders, added to the principal balances of the notes.  Additionally, notes with an aggregate principal balance of $10,683,875 as of December 31, 2010 have now matured and are subject to repayment in full upon demand.  In the event the note holders demand payment of the notes, including accrued interest and other remedies available under the terms of the notes, the Company could be found in default by the note holders, be compelled to restructure or sell its assets or file a bankruptcy petition under the U.S. Bankruptcy Code.  This would result in a loss of all or substantially all of the shareholders’ investment.

2006, 2007 and 2008 Note Financings

On July 30, 2006, we entered into financing agreements with 3 accredited investors.  On January 22, 2007, we subsequently entered into Amendment and Exchange Agreements with the same investors providing certain amendments to the July 30, 2006 agreements and increasing the total financing to $8,804,909.  The 2006 Notes, as amended, are convertible into shares of the Company’s common stock at the lower of $0.43948 or the optional conversion price, defined as 90% of the arithmetic average of the weighted-average prices of the common stock on each of the five consecutive trading days immediately preceding the applicable optional conversion/redemption date.  In the aggregate, we issued series L-1 warrants to purchase an aggregate of 22,754,163 shares of common stock, series L-2 warrants to purchase an aggregate of 7,281,332 shares of common stock, series M-1 warrants to purchase an aggregate of 7,395,103 shares of common stock and series M-2 warrants to purchase an aggregate of 2,366,433 shares of common stock.  All these warrants have a strike price of $0.43948.  The Company received aggregate gross proceeds from these financings of $6.6 million.  These notes bear interest at 9.25% per annum, which increases to 15% in case of a default.  The entire outstanding principal balance of $4,987,137 as of December 31, 2010, including any outstanding fees or interest, is currently due and payable in full since the original maturity date of the notes was July 31, 2008.

On July 31, 2007, we entered into a financing agreement with the same investors involved in the June 2006 and January 2007 financings for total gross proceeds of $3.5 million for the issuance of senior secured convertible notes in the aggregate principal amount of $3.5 million, series N warrants to purchase up to an aggregate of 7,000,000 shares of the Company’s common stock (includes dilution from the April 1, 2008 financing), series O warrants to purchase up to an aggregate of 4,550,000 shares of the Company’s common stock (includes dilution from April 2008 financing) and series P warrants to purchase up to an aggregate of 3,000,000 shares of common stock (includes dilution from April 2008 financing).  The agreement also granted the investors a first priority perfected security interest in all of our assets.  The secured notes bear interest at 9.25% per annum, which may be increased to 15% in case of default.  The initial fixed conversion price of the note was $1.20 but was reduced to $0.50 per share in April 2008.  The July 2007 Notes are convertible into shares of the Company’s common stock at the lower of $0.50 or the optional conversion price, defined as the lower of (i) 90% of the arithmetic average of the lowest weighted-average price of the common stock during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 90% of the arithmetic average of the lowest weighted average price of the common stock during any three consecutive trading day period during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The strike price for the N, O and P warrants was initially $1.20 but was reduced to $0.50 in April 2008. The N and P warrants were immediately exercisable.  The O warrants become exercisable on a mandatory conversion called by the Company.  The entire outstanding principal of $3,084,046 at December 31, 2010, including any outstanding fees or interest, is currently due and payable in full since the notes matured on August 1, 2010.

On April 1, 2008, we entered into a financing agreement with the same investors involved in the previous financings.  For total gross proceeds of $3.125 million, we issued senior secured convertible notes in the aggregate principal amount of $3.125 million, series Q warrants to purchase up to an aggregate of 6,250,000 shares of the Company’s common stock and 3,125,000 shares of our common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes bear interest at 10% per annum, which may be increased to 15% in the event of default.  The April 2008 Notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date (“measuring period”) and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the first three consecutive trading day period of such measuring period and (iii) the arithmetic average of the weighted average price of the common stock during the last three consecutive trading day period of such measuring period.  The Q warrants initially carried a strike price of $1.00 that was reduced to $0.50 in July 2008 and were immediately exercisable.  The entire outstanding principal balance of $2,288,392 at December 2010, including any outstanding fees or interest is currently due and payable in full since the maturity date was March 31, 2010.

On July 28, 2008 we entered into a financing agreement with the same investors involved in the 2006, 2007 and April 2008 financings.  For total gross proceeds of $1.25 million, we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes bear interest at 10% per annum, which may be increased to 15% in the event of default.  The July 2008 notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the three lowest trading days with the lowest weighted average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The R warrants carry a strike price of $0.50 per share and are immediately exercisable.  The entire outstanding principal balance of $576,808 at December 31, 2010, including any outstanding fees or interest, is currently due and payable in full since the maturity date was July 28, 2010.

July 2010 Note Financing

On July 27, 2010, pursuant to the terms of a securities purchase agreement with one of our investors involved in the previous financings, we issued an unsecured convertible note payable in the principal amount of $176,471.  We received net proceeds of $150,000 from the note as explained below.

The note bears interest at 15% per annum, which may be increased to 21% upon the occurrence of an event of default, and matures on July 27, 2011.  This date may be extended, at the option of the investor, by up to two years.  Interest on the notes of $26,471, representing one year of interest, was prepaid to the investors at the closing.

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

If there is an event of default or a fundamental transaction as defined in the agreement, the investors have the right to redeem all or any portion of the 2010 note, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for the Company’s common stock on the date immediately preceding the event of default, (2) the closing sale price for the Company’s common stock on the date immediately after the event of default and (3) the closing sale price for the Company’s common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 200% of the number of shares into which the Note (including all principal, interest and late fees) may be converted.

The conversion price of the note is subject to customary anti-dilution provisions for stock splits and the like, and are also subject to full-ratchet anti-dilution protection such that if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price will immediately be reduced to such lower price.

The note contains certain limitations on conversion or exercise, including that a holder of those securities cannot convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

The holder of the note is entitled to receive any dividends paid or distributions made to the holders of the Company's common stock on an "as if converted" basis.

Conclusion on Capital Resources and Liquidity

As noted elsewhere within this document, our independent registered public accounting firm continues qualifying their opinion with respect to our consolidated financial statements. Since inception, the company has incurred losses, realized negligible revenues from product sales and has not been able to generate revenues from licensing. Our 2006, 2007 and 2008 notes have fully matured representing a total amount outstanding of $10,683,875 as of 12/31/2010 and are subject to full repayment upon demand. During 2010 the Company’s cash position suffered additional deterioration. The current lenders have not expressed willingness to provide additional financing to support the Company’s operations and we believe access to alternative sources of financing are unlikely due to the Company’s financial state and current note holder commitments. Management further believes that the company's tenuous financial condition has impeded partner relationships and new business generation. In the short term, prospects for additional revenue represent substantial uncertainty, with our government design services contract which funds a major portion of the company's operating expenses, being depleted in April of 2011. While we have actively sought a replacement for that contract, none has yet been put in place.

 In light of these factors, management believes that a comprehensive financial restructuring is the best way to preserve value, both in improving the balance sheet and in improving the likelihood of consummating a combinatorial transaction or partnership. Management has proposed terms for a restructuring, but has been unsuccessful in progressing those discussions. As a result, it is unlikely that a financial restructuring can be done and, if done, under what terms such a transaction might take place.  Should a financial restructuring be consummated, the resultant debt for equity exchange would likely result in substantial dilution.  Should a restructuring be unachievable, Raptor may be forced to further reduce staff or cease operations.

Item 8.  Financial Statements

The financial statements and corresponding notes to the financial statements called for by this item appear under the caption “Index to Financial Statements” beginning on Page F-1 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no events required to be reported by this Item 8.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2010, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Thomas M. Wittenschlaeger	53	Chief Executive Officer, President, Director and Chairman of the Board
Bob van Leyen	67	Chief Financial Officer and Secretary
Ken Bramlett	51	Director (1) (2) (4)
Larry L. Enterline	58	Director (1) (3)

(1)	Member of the Audit, Nominating and Governance, and Compensation Committees.
(2)	Chairperson of the Nominating and Governance Committee.
(3)	Chairperson of the Audit Committee.
(4)	Chairperson of the Compensation Committee.

Thomas M. Wittenschlaeger, (age 53), is our Chief Executive Officer, President, a director and Chairman of the Board.  Mr. Wittenschlaeger has accumulated more than twenty-five years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues.  From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide.  From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc.  He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering.  He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing.  Mr. Wittenschlaeger has authored and has been granted 5 core patents and is pending on 6 additional Raptor patents related to hybrid fabric transport, communications, computing and security architectures.  Mr. Wittenschlaeger serves on the board of directors of Lantronix, Inc. as Chairman of the Nominating and Governance Committee.  Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004.  Mr. Wittenschlaeger’s (CEO) qualifications to serve on the Board include more than twenty-eight years of experience in the high technology products and services arena, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues.  Earlier positions, in roles ranging from senior systems engineer to chief corporate strategist at the Hughes Aircraft Company, are relevant towards providing entrepreneurial vision to this emerging technologies company.  These roles offer the Company necessary expertise in addressing the governmental marketplace with a particular focus on the Department of Defense.

Larry L. Enterline, (age 58) currently Chief Executive Officer of Vulcan Holdings Inc., a private investment company.  Mr. Enterline retired in April 2010 as Chief Executive Officer of COMSYS Holdings, Inc. after the sale of the company to Manpower Inc.  Mr. Enterline had previously served as the Chief Executive Officer from December 2000 when Comsys was known as Venturi Partners, Inc., until September 30, 2004, when they completed a merger with COMSYS Holding, Inc.  He had served as a member of their Board of Directors since December 2000 and served as Chairman of the Board of Directors from December 2000 until the merger.  Prior to joining COMSYS, Mr. Enterline served in a number of senior management positions at Scientific-Atlanta, Inc. from 1989 to 2000, the last of which he was Corporate Senior Vice President for Worldwide Sales and Service.  He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989.  Mr. Enterline serves on the boards of directors of Raptor Networks Technology, Inc. and Concurrent Computer Corporation.  Mr. Enterline has consulted for a number of private and public companies over the past 25 years and is an active advisor to several technology companies at present.  Mr. Enterline holds a Bachelor of Science in Electrical Engineering from Case Institute of Technology and a Master of Business Administration from Cleveland State University.

Ken Bramlett, (age 51), has been one of our directors since December 2004 and is the Chairperson of the Nominating and Governance Committee and the Compensation Committee.  Mr. Bramlett is currently self-employed as a private investor.  From January 2006 to April 2010, he served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., a Houston-based public information technology consulting services company that was sold to Manpower, Inc.  Prior to that he was a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. (now K&L Gates) from March 2005 to December 2005.  Mr. Bramlett is also a director of World Acceptance Corporation, a publicly traded small consumer loan company based in Greenville, South Carolina, where he has served since 1994.  From 1996 to 2004, Mr. Bramlett was Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 he was a partner with the law firm of Robinson, Bradshaw and Hinson, P.A.  in Charlotte, North Carolina.  He has more than 25 years of experience in the areas of corporate law and governance, public and private equity, mergers and acquisitions and executive compensation and human resources.

Bob Van Leyen, (age 67), is our Chief Financial Officer and Secretary.  Mr. Van Leyen has more than twenty-five years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management.  From 2002 to 2003, Mr. Van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry.  From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics.  During his twenty-four years of employment, Mr. Van Leyen has managed extensive financial operations organizations in Europe, Asia and the United States, providing financial support to operations.  Mr. Van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration.  Mr. Van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

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

Based solely upon a review of copies of these reports furnished to us during 2010 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2010 were complied with.

Item 11.  Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2010 and 2009.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2009 and 2010 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2010 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Thomas M. Wittenschlaeger,	2010	$192,000		$-	$-	$-	$-	$-	$19,094	$211,094
Chief Executive Officer and	2009	$145,679	(2)	$-	$-	$-	$-	$-	$11,862	$157,541
President

Bob van Leyen,	2010	$160,000		$-	$-	$-	$-	$-	$23,015	$183,015
Chief Financial Officer	2009	$128,711	(4)	$-	$-	$-	$-	$-	$12,060	$140,771

(1)
These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report.  See our “Outstanding Equity Awards at December 31, 2010” table below for more information on options held by the named executive officers.

(2)
Effective January 1, 2008, our compensation committee approved an increase to Mr. Wittenschlaeger’s annual salary from $180,000 to $192,000.  Effective November 1, 2008, Mr. Wittenschlaeger’s annual salary was, on a temporary basis, decreased from $192,000 to $152,000 in connection with the cash flow constraints of the Company.  Effective September 15, 2009, Mr. Wittenschlaeger’s annual salary was reinstated at $192,000.

(3)	Mainly consists of life and health insurance premiums which are, for the executive officers, fully paid by the company.
(4)
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

Employment Agreements and Executive Compensation

On July 26, 2010, Mssrs. Thomas M. Wittenschlaeger and Bob van Leyen, CEO and CFO of the Company, respectively, entered into retention agreements with the Company in recognition of, and as part of an interim financing of $176,471.  The significant terms of the agreement are as follows:

•	A six month retention period with the Company effective July 26, 2010;
•	No direct or indirect competition with the business of the Company during their periods of employment and for a six month period following any termination of employment;
•	In the event of termination, their cooperation in the winding up of any pending work; and
•	All right, title and interest in any and all ideas conceived are assigned to the Company.

For additional details, please refer to Exhibits 10.2 and 10.3 to the Company’s current report on Form 8-K filed with the SEC on July 28, 2010.

Other than those mentioned above, there are no employment contracts, termination agreements or change-in-control arrangements between us and any of our named executive officers.  The Compensation Committee reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis.  The Compensation Committee may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion.  The Compensation Committee may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2010.

Outstanding Equity Awards at December 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M.. Wittenschlaeger	350,000	-	-	1.00	7/15/2012	-	-	-	-
Thomas M. Wittenschlaeger	60,000	30,000	-	0.67	1/02/2016	-	-	-	-
Bob van Leyen	300,000	-	-	1.00	9/29/2011
Bob van Leyen	46,667	23,333	-	0.67	1/02/2016	-	-	-	-

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

The following table provides information concerning the compensation of our directors for the year ended December 31, 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry L. Enterline(2)	-	-	-	-	-	-	-
Ken Bramlett(3)	-	-	-	-	-	-	-

(1)
These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service−based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report.

(2)
At December 31, 2010, Mr. Enterline held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which 100,000 options were vested at December 31, 2010.  In addition, Mr. Enterline held an additional 90,000 options to purchase common stock at an exercise price of $0.67.  Two-thirds of these options (60,000) have vested as of December 31, 2010.

(3)
At December 31, 2010, Mr. Bramlett held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which all 100,000 options were vested at December 31, 2010.  In addition, Mr. Bramlett held an additional 90,000 options to purchase common stock at an exercise price of $0.67.  Two-thirds of these options (60,000) have vested as of December 31, 2010.

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

All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan (“Non-Plan Options”).  As of February 24, 2011, options to purchase a total of 850,000 shares of common stock were outstanding under Non-Plan Options.  As of February 24, 2011, there were 612,000 outstanding options to purchase common stock under the 2005 Plan.  Excluding these 612,000 outstanding options, 2,388,000 shares will remain available for issuance under the 2005 Plan, subject to the limitations of authorized common stock.  We anticipate that future stock options will be issued pursuant to our 2005 Plan or other stock option plans as may be approved by our Board and shareholders in the future.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 24, 2011, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 88,080,979 shares of common stock outstanding as of February 24, 2011.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned
Thomas M. Wittenschlaeger	3,440,000	(2)	3.91%
Bob van Leyen	770,000	(3)	.87%
Ken Bramlett	190,000	(4)	*
Larry L. Enterline	190,000	(5)	*
All executive officers and directors as a group (4 persons)	4,590,000	(6)	5.21%
Castlerigg Master Investments Ltd. 40 West 57th St 26th Floor New York, NY 10019	9,646,922	(7)	9.99%

* Less than 0.5%.

(1)	Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 1508 S. Grand Avenue, Suite 150, Santa Ana, California 92705.
(2)
Thomas M. Wittenschlaeger is our President, Chief Executive Officer and Chairman of the Board.  Includes 440,000 shares of common stock issuable upon the exercise of options which were exercisable as of February 24, 2011 or exercisable within 60 days after February 24, 2011.

(3)
Bob Van Leyen is our Chief Financial Officer and Secretary.  Includes 370,000 shares of common stock issuable upon the exercise of options which were exercisable as of February 24, 2011 or exercisable within 60 days after February 24, 2011.

(4)
Ken Bramlett is one of our directors.  Represents 190,000 shares of common stock issuable upon the exercise of options which were exercisable as of February 24, 2011 or exercisable within 60 days after February 24, 2011.

(5)
Larry L. Enterline is one of our directors.  Represents 190,000 shares of common stock issuable upon the exercise of options which were exercisable as of February 24, 2011 or exercisable within 60 days after February 24, 2011.

(6)
Represents 3,000,000 shares of common stock and 440,000 shares issuable upon the exercise of options held by Thomas M. Wittenschlaeger; 400,000 shares of common stock and 370,000 shares issuable upon the exercise of options held by Bob van Leyen; 190,000 shares issuable upon the exercise of options held by Ken Bramlett; and 190,000 shares issuable upon the exercise of options held by Larry L. Enterline.

(7)
Represents 9,646,922 shares of common stock underlying convertible notes and warrants held by Castlerigg Master Investments Ltd. (“Master”), which represents a portion of the number of shares of common stock that are issuable upon the conversion of principal and/or interest, and the payment of principal and/or interest in shares of common stock, under convertible notes and the exercise of warrants held by Master.  The number of shares beneficially owned by Master is capped by a contractual 9.99% beneficial ownership limitation set forth in the convertible notes and warrants held by Master.  If the 9.99% beneficial ownership limitation is disregarded, Master would beneficially own 1,162,110 shares of common stock, approximately 20,576,859 shares underlying the convertible notes and 48,330,183 shares underlying the warrants held by it.  The actual number of shares of common stock issuable upon conversion of the convertible notes is subject to adjustment and could be materially more than 20,576,859 shares depending on a number of factors including, among other factors, the future market price of our common stock.  Sandell Asset Management Corp. (“SAMC”) is the investment manager of Master.  Thomas Sandell is the sole shareholder of SAMC and may be deemed to have voting and dispositive power over the shares beneficially owned by Master.  No other natural person has voting or dispositive power over the shares owned by Master. Castlerigg International Ltd. (“Castlerigg International”) is the controlling shareholder of Castlerigg International Holdings Limited (“Holdings”).  Holdings is the controlling shareholder of Master.  Each of Holdings and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Master.  SAMC, Mr. Sandell, Holdings and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Available for Issuance
Plans Approved by Stockholders 2005 Stock Plan(1)	612,000	$0.76	2,388,000
Plans Not Approved by Stockholders Non-Plan Stock Options(2) Warrants for Services(3)	850,000 1,167,095	$1.53 $0.58	N/A N/A
Total	2,629,095	$0.93	2,388,000

(1)
Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders.  Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted.  As of December 31, 2010, there were 612,000 outstanding options to purchase common stock.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There were no related party transactions in 2010 that require disclosure. The Board as a whole reviews any    transactions that would require disclosure under this item 13.

Director Independence

Our Board of Directors has determined that Larry L. Enterline and Ken Bramlett each qualify as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by our auditors, Mendoza Berger & Company, LLP.

	Fiscal 2010	Fiscal 2009
Audit Fees(1)	$51,143	$58,896
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$8,470	$1,968
All Other Fees(4)	$-	$-

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
2.1
Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 22, 2003)

2.2
Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on October 22, 2003)

3.1
Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)

3.2
Articles of Amendment to Articles of Incorporation increasing Company’s authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 15, 2005)

3.3
Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 5, 2006)

3.4
Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 4, 2007)

3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
3.6	Amendment to Bylaws – Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.7
Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 4, 2007)

10.1
Facility lease agreement with Martin Investment Company dated September 22, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for fiscal quarter ended September 30, 2008, filed with the SEC on November 18, 2008)

10.2
First Amendment to facility lease agreement with Martin Investment Company dated February 9, 2009 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009)

10.3
Second Amendment to facility lease agreement with Martin Investment Company dated June 23, 2009 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for fiscal quarter ended September 30, 2008, filed with the SEC on November 16, 2009)

10.4
Third Amendment to facility lease agreement with Martin Investment Company dated December 16, 2009 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K for fiscal year ended December 31, 2009, filed with the SEC on March 29, 2010)

10.5 x	Fourth Amendment to facility lease agreement with Martin Investment Company dated August 16 , 2010.
10.6
Turnkey Manufacturing Services Agreement dated November 7, 2003 between Express Manufacturing, Inc. and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)

Exhibit Number	Description
10.7**	First Amended and Restated 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-QSB for fiscal quarter ended June 30, 2007, filed with the SEC on August 21, 2007)
10.8**
Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)

10.9	Securities Purchase Agreement dated July 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 31, 2006)
10.10	Form of Amended and Restated Amendment and Exchange Agreement dated January 22, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 23, 2007)
10.11	Form of Amended and Restated Senior Convertible Note dated July 31, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.12	Senior Convertible Note dated January 19, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.13	Amended and Restated Registration Rights Agreement dated January 18, 2007 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on January 22, 2007)
10.14	Securities Purchase Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2007)
10.15	Registration Rights Agreement dated July 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2007)
10.16	Form of Senior Secured Convertible Note issued August 1, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2007)
10.17	Securities Purchase Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.18	Registration Rights Agreement, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.19	Form of Senior Secured Convertible Note (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 2, 2008)
10.20	Securities Purchase Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.21	Registration Rights Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.22	Form of Senior Secured Convertible Note issued July 28, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.23	Amended and Restated Security Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.24	Amended and Restated Pledge Agreement, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.25	Amended and Restated Guaranty, dated July 28, 2008 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2008)
10.26	Settlement Agreement dated November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2009)
10.27	Convertible Note dated July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2010)
10.28**
Retention Agreement dated July 26, 2010 between the Company and Thomas M. Wittenschlaeger (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2010)

10.29**
Retention Agreement dated July 26, 2010 between the Company and Bob van Leyen (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2010)

Exhibit Number	Description
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x           Filed herewith.
**        This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Dated: March 15, 2011	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger,
Chief Executive Officer (principal executive officer)

RAPTOR NETWORKS TECHNOLOGY, INC.

Dated: March 15, 2011	By:	/s/ Bob van Leyen
Bob van Leyen,
Chief Financial Officer (principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Thomas M. Wittenschlaeger	Director	March 11, 2011
Thomas M. Wittenschlaeger

/s/ Ken Bramlett	Director	March 11, 2011
Ken Bramlett

/s/ Larry L. Enterline	Director	March 11, 2011
Larry L. Enterline

Raptor Networks Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Raptor Networks Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. and Subsidiary (a Colorado corporation) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Networks Technology, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling approximately $84 million at December 31, 2010.  This condition and the Company’s lack of significant sales of its products to date, raise substantial doubt about its ability to continue as a going concern.  Management's plans to address these conditions are also set forth in Note 1 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Mendoza Berger & Company, LLP

Irvine, California
March 15, 2011

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,777	$162,242
Accounts receivable, net of allowance for doubtful accounts of $0	143,568	52,276
Inventories, net	515,662	671,215
Prepaid interest	15,441	102,708
License fees	32,850	92,770
Other current assets	30,226	23,414

Total current assets	820,524	1,104,625

PROPERTY AND EQUIPMENT, NET	40,527	22,943

OTHER ASSETS
Debt issuance costs, net	-	5,015
Deposits	1,560	1,560

TOTAL ASSETS	$862,611	$1,134,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$95,615	$114,061
Accrued interest payable	253,106	253,138
Current portion of legal settlement payable	100,955	93,113
Deferred revenue	11,108	14,777
Accrued liabilities	579,249	570,158
Detachable warrant liabilities	993,852	4,005,935
Conversion option liabilities	5,808,201	5,442,599
Senior convertible notes payable, net of debt discount of $57,151 and $1,673,367 at December 31, 2010 and 2009, respectively	10,803,195	8,502,382

Total current liabilities	18,645,281	18,996,163

LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	14,931	115,887

TOTAL LIABILITIES	18,660,212	19,112,050

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par; 200,000,000 shares authorized; 88,080,979 and 85,922,744 shares issued and outstanding at December 31, 2010 and 2009, respectively	88,081	85,923
Additional paid-in capital	66,506,366	65,859,347
Accumulated deficit	(84,392,048)	(83,923,177)

Total stockholders' deficit	(17,797,601)	(17,977,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$862,611	$1,134,143

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010

	2010	2009

REVENUE, NET	$1,785,327	$1,601,906
COST OF SALES	1,061,189	842,485

GROSS PROFIT	724,138	759,421

OPERATING EXPENSES
Salaries and salary-related costs	639,744	656,813
Research and development	22,336	114,387
Selling, general and administrative	413,198	472,472

Total operating expenses	1,075,278	1,243,672

Loss from operations	(351,140)	(484,251)

OTHER INCOME (EXPENSE)
Interest income	6	23
Change in fair value of conversion option and warrant liabilities	2,930,077	(7,018,882)
Amortization of discount on convertible debt	(2,103,114)	(3,963,457)
Interest expense	(1,031,319)	(1,206,995)
Loss on lease settlement	-	(21,435)
Miscellaneous income	86,619	-

Total other expense	(117,731)	(12,210,746)

Loss before income tax benefit	(468,871)	(12,694,997)

Income tax benefit	-	-

NET LOSS	$(468,871)	$(12,694,997)

Loss per share - basic and diluted	$(0.01)	$(0.16)

Weighted average number of shares outstanding - basic and diluted	86,612,794	77,809,027

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2009 and 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, January 1, 2009	70,827,775	$70,828	$60,259,217	$(71,228,180)	$(10,898,135)

Stock-based compensation	-	-	102,551	-	102,551

Common stock issued upon conversion of senior convertible notes	14,894,969	14,895	4,361,909	-	4,376,804

Reduction of conversion option liability upon conversion of note payable	-	-	1,101,870	-	1,101,870

Common stock issued for services	200,000	200	33,800	-	34,000

Net loss	-	-	-	(12,694,997)	(12,694,997)

Balance, December 31, 2009	85,922,744	85,923	65,859,347	(83,923,177)	(17,977,907)

Common stock issued for conversion of note payable	1,958,235	1,958	298,042	-	300,000

Reduction of conversion option liability upon conversion of note payable	-	-	195,982	-	195,982

Common stock issued for services	200,000	200	41,800	-	42,000

Stock-based compensation	-	-	111,195	-	111,195

Net loss	-	-	-	(468,871)	(468,871)

Balance, December 31, 2010	88,080,979	$88,081	$66,506,366	$(84,392,048)	$(17,797,601)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 & 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(468,871)	$(12,694,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,103	16,090
Amortization of discount on convertible debt and debt issuance costs	2,108,129	3,983,513
Stock-based compensation	111,195	102,551
Common stock issued for services	42,000	34,000
Change in fair value of conversion option and warrant liabilities	(2,930,077)	7,018,882
Loss on lease settlement	-	21,435
Change in inventory reserve	43,812	60,164
Changes in operating assets and liabilities:
Accounts receivable	(91,292)	2,191
Inventories	84,054	181,251
Prepaid expenses and other assets	166,846	630,531
Accounts payable and accrued liabilities	698,305	732,196
Deferred revenue	(3,669)	11,974

Net cash provided by (used in) operating activities	(229,465)	99,781

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	150,000	-

Net cash provided by financing activities	150,000	-

Net increase (decrease) in cash and cash equivalents	(79,465)	99,781

CASH AT BEGINNING OF PERIOD	162,242	62,461

CASH AT END OF PERIOD	$82,777	$162,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$43,428	$12,985

Cash paid for income taxes	$1,685	$1,651

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued interest payable added to principal balance	$808,126	$751,333

Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$388,925	$126,296

Conversion of notes payable to common stock	$300,000	$4,376,804

Reduction of conversion option liability upon conversion	$203,302	$1,101,870

Increase in accrued payables from reduction of the conversion option liability	$(7,320)	$-

Prepaid interest deducted from gross proceeds of note payable	$26,471	$-

Discount on note payable	$97,973	$-

Inventory transferred to fixed assets	$27,687	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

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

Concentrations of Credit Risk
During 2010, 91% of our revenues were generated by two customers.  One customer accounted for 79% and the other accounted for 12%.  As of December 31, 2010, 100% of the accounts receivable was owed by the customer accounting for 79% of the revenues.  During 2009, 70% of our revenues were generated by one customer.  This customer owed 76% of the accounts receivable balance as of December 31, 2009.  During 2009, another 25% of revenues were generated by three other customers.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term marketable securities with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  All receivables as of December 31, 2010 and 2009 have been collected.  Therefore, there is no allowance for doubtful accounts is included in the accompanying consolidated balance sheets.

Inventories
Inventories are recorded at the lower of cost or market with cost being determined on the average cost method.  When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.  Inventories consist of raw materials, work-in-process and finished goods.

License Fees
The Company capitalizes software license fees of third party software which is included in its systems.  These costs are amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software.  Amortization of the license fees included in cost of sales for the years ended December 31, 2010 and 2009 totaled $25,920 and $110,160 respectively.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation.  In certain circumstances, the Company loans inventory to its distributors to be used as a demonstration product to potential customers.  Such equipment is removed from inventory and recorded as test equipment at its book value on the date of transfer.  When the equipment is returned to the Company, it is removed from test equipment and recorded as inventory at the lower of its net book value or its net realizable value.  Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:  computer equipment, furniture and fixtures and testing equipment are depreciated over three years and office equipment is depreciated over seven years.  Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Debt Issuance Costs
Debt issuance costs reflect fees incurred to obtain financing.  Debt issuance costs are amortized to interest expense using the straight-line method over the life of the related debt.  Amortization expense for the years ended December 31, 2010 and 2009 was $5,015 and $20,056, respectively.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Compensated Absences
The Company maintains a personal time off policy.  Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days per calendar year.  As of December 31, 2010 and 2009, the balance owed for compensated absences was $46,337 and $56,707, respectively.

Impairment or Disposal of Long-Lived Assets
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of December 31, 2010 and 2009.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rate that the Company presently uses is 10%.

Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2010 and 2009.

No options were granted during the years ended December 31, 2010 or 2009.

Loss per Common Share
Basic loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2010 and December 31, 2009, basic and diluted earnings per share were the same.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events from December 31, 2010 to the date the financial statements were issued.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Because the Company believes the software embedded in its products is either incidental to the product as a whole or functions together to deliver the product’s essential functionality, the Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

Presentation as a Going Concern
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained net losses of $468,871 and $12,694,997 for the years ended December 31, 2010 and December 31, 2009, respectively.  The Company also has an accumulated deficit of $84,392,048 and a working capital deficit of $17,824,757 at December 31, 2010, of which $6,802,053 relates to the fair value of derivative financial instruments.  In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  It is unlikely that this shift in business model will be successful as the Company did not generate any revenues from licensing agreements in 2009 or 2010.  The Company’s service contract with a government prime contractor enabling the Company to fund the development of a next generation “hybrid fabric” product provides the majority of the revenue absorbing the Company’s current expense run rates.  The funds allocated to that contract are alone insufficient to complete product development and this specific funding stream will be depleted in the third quarter of 2011.  Taking into account the current status of the Government budget , we believe it is unlikely that we will find a replacement for the expiring contract revenue prior to the next fiscal cycle in September 2011.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.  If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity, debt or another form.  It is unlikely that the Company will be able to obtain   the necessary additional capital on a timely basis, on acceptable terms, or at all.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2010, the 2007 Notes, April 2008 Notes and July 2008 Notes (see Note 5) matured.  The Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders have not demanded repayment and have agreed to add the accrued interest to the principal balances of the notes.  At any time, however, the lenders can deem us to be in default on the notes and could take all remedies available to them, including conversion of the notes into a large number of shares and/or foreclosing on all of our assets, both tangible and intangible, leaving the Company with no assets.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs and may be unable to repay its other obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations..  Additionally, if these funding sources or increased revenues and profits do not materialize, and the Company is unable to secure additional financing, the Company could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$5,808,201	$-	$-	$5,808,201
Detachable warrant liabilities	993,852	-	-	993,852

	$6,802,053	$-	$-	$6,802,053

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2009:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$5,442,599	$-	$-	$5,442,599
Detachable warrant liabilities	4,005,935	-	-	4,005,935

	$9,448,534	$-	$-	$9,448,534

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

3.  Inventories

Inventories consisted of the following at December 31:

	2010	2009

Raw materials	$503,459	$492,280
Work in process	-	13,336
Finished goods	257,709	367,293

	761,168	872,909
Allowance for obsolescence	(245,506)	(201,694)

	$515,662	$671,215

4.  Property and Equipment

Property and equipment consisted of the following as of December 31:

	2010	2009

Furniture and offfice equipment	$67,388	$67,388
Computer equipment	183,689	183,689
Testing equipment	506,036	478,349

	757,113	729,426
Accumulated depreciation	(716,586)	(706,483)

	$40,527	$22,943

For the year ended December 31, 2010, $27,687 of inventory was loaned to distributors and consequently was transferred from inventories to test equipment.  Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010 and 2009 was $10,103 and $16,090, respectively.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notes

Information relating to the Notes is as follows:

							As of December 31, 2010
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value

2006 Notes(1),(8)	$8,804,909	9.25%	(3)	7/31/2008	$0.44	$0.44	$4,874,416	$-	$4,874,416
2007 Notes(2),(8)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	3,014,631	-	3,014,631
April 2008 Notes(7),(8)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,232,578	-	2,232,578
July 2008 Notes(7),(8)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	562,250	-	562,250
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00	176,471	(57,151)	119,320

	$16,856,380						$10,860,346	$(57,151)	$10,803,195

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
(7) Interest for the first two years of the April 2008 Notes and July 2008 Notes was deducted from the proceeds.  Interest for the first year of the July 2010 Note was deducted from the proceeds.  Prepaid interest is reflected in the accompanying consolidated balance sheets for the years ended:

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009

April 2008 Notes	$-	$53,125
July 2008 Notes	-	49,583
July 2010 Notes	15,441	-

	$15,441	$102,708

(8)  The investors have not demanded repayment

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

Subject to certain conditions, the Company may require the investors to convert up to 50% of the 2006 Notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company’s common stock are trading at or above 150% of the initial conversion price or convert up to 100% of the 2006 Notes after the SEC has declared effective the initial registration statement at any time when the shares of the Company’s common stock are trading at or above 175% of the initial conversion price. The 2006 Notes contain certain limitations on optional and mandatory conversion.

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

The July 2008 and July 2010 Notes are convertible into shares of common stock at the lower of the fixed conversion price or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of an SEC event, as defined in the April 2008 Notes, the conversion price of the 2008 Notes will be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes, excluding the July 2010 Note which is unsecured, are secured by a first priority perfected security interest in all of the Company's assets and the common stock of the Company’s subsidiary.  Additionally, the Notes, excluding the July 2010 Note, are guaranteed by the Company’s subsidiary.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at December 31, 2010	Fair Value of Warrant Liability as of December 31, 2010	Fair Value of Warrant Liability as of December 31, 2009

L-1(1)	22,754,163	$ 0.505	$ 0.439	7 years	-	22,754,163	$170,656	$1,226,449
L-2(1)	7,281,332	$ 0.505	$ 0.439	7 years	-	7,281,332	54,610	392,464
M-1(1),(3)	7,395,103	$ 0.505	$ 0.439	7 years	-	7,395,103	55,463	398,596
M-2(1), (3)	2,366,433	$ 0.505	$ 0.439	7 years	-	2,366,433	17,748	127,551
N(2)	2,909,636	$ 1.203	$ 0.500	7 years	4,090,364	7,000,000	130,900	660,100
O(2),(5)	1,891,263	$ 1.203	$ 0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$ 1.203	$ 0.500	7 years	1,753,013	3,000,000	56,100	282,900
Q(7),(8)	6,250,000	$ 1.000	$ 0.500	7 years	-	6,250,000	363,125	655,625
R	2,500,000	$ 0.500	$ 0.500	7 years	-	2,500,000	145,250	262,250
Replacement (9)	6,250,000	$ 1.000	$ 1.000	7 years	-	6,250,000	N/A	N/A

	60,844,917				8,502,114	69,347,031	$993,852	$4,005,935

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

The holders’ rights to exercise the 9,761,536 Series M warrants was contingent on a mandatory conversion of the 2006 Notes at the option of the Company.  A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares.  The April 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they are immediately exercisable.  The Company recognized $1,146,063 of expense related to the M warrants for the year ended December 31, 2008.  The value of the M warrants was measured at fair value on January 18, 2007 using the Black-Scholes option pricing model.  The Replacement Warrants are exercisable on a one-for-one basis for every Series Q warrant exercised.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the year ended:

	December 31, 2010				December 31, 2009
	2006 Notes	2007 Notes	April 2008 & July 2008 Notes	July 2010 Notes	2006 Notes	2007 Notes	April 2008 & July 2008 Notes
Stock price	$0.10	$0.10	$0.10	$0.10	$0.17	$0.17	$0.17
Exercise price	$0.09	$0.09	$0.09	$0.09	$0.16	$0.50	$0.15
Expected life (in years)	0.75	1.25	1.00	1.00	0.75	1.50	1.26
Volatility	123%	117%	118%	118%	169%	177%	178%
Risk-free rate of return	0.24%	0.37%	0.29%	0.29%	0.34%	0.81%	0.64%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants		2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants
Stock price	$0.10	$0.10	$0.10		$0.17	$0.17	$0.17
Exercise price	$0.44	$0.50	$0.50		$0.44	$0.50	$0.50
Expected life (in years)	0.75	1.50	2.76		0.75	1.50	2.76
Volatility	123%	119%	150%		169%	177%	141%
Risk-free rate of return	0.24%	0.45%	0.92%		0.34%	0.81%	1.57%
Expected dividend yield	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the 2006 Notes and 2006 Warrants was as follows:

	**Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability

Balance, January 1, 2009	$5,926,222	$-		$498,496	$1,471,892

Accrued interest added to principal balance	452,238	(74,084)		74,084	-

Conversion of notes to common stock	(1,930,020)	-		(319,559)	-

Amortization of debt discount	-	74,084		-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-		2,331,928	673,168

Balance, December 31, 2009	4,448,440	-		2,584,949	2,145,060

Accrued interest added to principal balance	425,976	(211,242	)*	211,242	-

Amortization of debt discount	-	211,242	*	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-		(429,391)	(1,846,583)

Balance, December 31, 2010	$4,874,416	$-		$2,366,800	$298,477

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.
**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was July 31, 2008.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2009	$3,500,000	$(2,375,000)	$302,400	$432,000

Accrued interest added to principal balance	299,093	(52,212)	52,212	-

Conversion of notes to common stock	(1,046,784)	-	(169,370)	-
Amortization of debt discount	-	1,549,620	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	333,843	511,000

Balance, December 31, 2009	2,752,309	(877,592)	519,085	943,000

Accrued interest added to principal balance	262,322	(110,088)	110,088	-

Amortization of debt discount	-	987,680	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	1,095,866	(756,000)

Balance, December 31, 2010	$3,014,631	$-	$1,725,039	$187,000

**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was August 1, 2010.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2009	$3,125,000	$(2,145,945)	$73,438	$426,875

Conversion of notes to common stock	(1,000,000)	-	(231,526)	-

Amortization of debt discount	-	1,714,753	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	1,828,492	228,750

Balance, December 31, 2009	2,125,000	(431,192)	1,670,404	655,625

Accrued interest added to principal balance	107,578	(60,686)	60,686	-

Amortization of debt discount	-	491,878	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	(441,448)	(292,500)

Balance, December 31, 2010	$2,232,578	$-	$1,289,642	$363,125

**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was March 31, 2010.

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2009	$1,250,000	$(989,583)	$29,375	$170,750

Conversion of notes to common stock	(400,000)	-	(381,415)	-

Amortization of debt discount	-	625,000	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	1,020,201	91,500

Balance, December 31, 2009	850,000	(364,583)	668,161	262,250

Accrued interest added to principal	12,250	(6,909)	6,909	-

Conversion of notes to common stock	(300,000)	-	(203,302)	-

Amortization of debt discount	-	371,492	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	(146,986)	(117,000)

	$562,250	$-	$324,782	$145,250

**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was July 28, 2010.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the July 2010 Notes as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability
Balance, July 27, 2010 (Inception)	$176,471	$(97,973)	$97,973

Amortization of debt discount	-	40,822	-

Change in fair value of conversion option liability	-	-	3,965

Balance, December 31, 2010	$176,471	$(57,151)	$101,938

A summary of the balances as of December 31, 2010 and 2009 follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,874,416	$-	$2,366,800	$298,477

2007 Notes	3,014,631	-	1,725,039	187,000

April 2008 Notes	2,232,578	-	1,289,642	363,125

July 2008 Notes	562,250	-	324,782	145,250

July 2010 Notes	176,471	(57,151)	101,938	-

Balance, December 31, 2010	$10,860,346	$(57,151)	$5,808,201	$993,852

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,448,440	$-	$2,584,949	$2,145,060

2007 Notes	2,752,309	(877,592)	519,085	943,000

April 2008 Notes	2,125,000	(431,192)	1,670,404	655,625

July 2008 Notes	850,000	(364,583)	668,161	262,250

Balance, December 31, 2009	$10,175,749	$(1,673,367)	$5,442,599	$4,005,935

6.  Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During 2010, the Company issued 200,000 shares of common stock for consulting services valued at $42,000.

During 2010, the Company issued 1,958,235 shares of common stock for the conversion of $300,000 of the principal balance of the July 2008 Notes.  Additionally, the Company increased additional paid-in capital by $195,982 for the reduction in the conversion option liability as a result of the conversion.

During 2009, the Company issued 200,000 shares of common stock for consulting services valued at $34,000.

During 2009, the Company issued 14,894,969 shares of common stock for the conversion of $4,376,804 of the principal balance of notes payable.  Additionally, the Company increased additional paid-in capital by $1,101,870 for the reduction in the conversion option liability as a result of the conversion.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Stock Options

2005 Stock Plan

The Company’s 2005 Stock Plan was approved by the Company’s Board of Directors on April 7, 2005, approved by the Company’s shareholders on June 9, 2005, and amended and restated as the First Amended and Restated 2005 Stock Plan (“2005 Plan”) by the Company’s Board of Directors on June, 29, 2007.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) in May 2007 to cover the issuance of up to 3,000,000 shares of common stock underlying options and stock purchase rights authorized for issuance under the 2005 Plan and qualified for issuance the underlying securities with the California Department of Corporations in July, 2007.  Prior to that time, the Company issued only non-plan stock options.  The 2005 Plan is now the Company’s only formal plan for providing stock-based incentive compensation to the Company’s eligible employees, non-employee directors and certain consultants.  The Board of Directors or committee of the Board of Directors administering the 2005 Plan has discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of December 31, 2010, the 2005 Plan had a total of 612,000 options outstanding and 2,288,000 shares reserved for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors.  The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of December 31, 2010, there were 850,000 non-plan options outstanding.

A summary of the activity of the Company’s stock options for the years ended December 31, 2009 and 2010 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	1,870,000	$0.76
Granted	-	-
Forfeited / Expired	(111,333)	0.42
Exercised	-	-
Outstanding, December 31, 2009	1,758,667	$0.78	4.32	$-
Granted	-	-
Forfeited / Expired	(296,667)	0.16
Exercised	-	-
Outstanding, December 31, 2010	1,462,000	$1.21	2.79	-
Exercisable, December 31, 2010	1,462,000	$1.21	2.56	$-

As of December 31, 2010, there is no unrecognized stock-based compensation cost related to unvested stock options.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested stock options as of December 31, 2010 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2009	919,833
Granted	-	-
Vested	(325,666)	-
Non-vested shares forfeited	(83,333)	$0.19
Non-vested at December 31, 2009	510,834	$0.42
Granted	-
Vested	(339,667)	$0.55
Non-vested shares forfeited	(171,167)	$0.20
Non-vested at December 31, 2010

For the year ended December 31, 2010 and 2009, the Company recognized $111,195 and $102,551, respectively, in stock-based compensation costs related to the issuance of options to employees.  These costs were calculated using the Black-Scholes Option Pricing Model and are reflected in operating expenses.

8.  Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	79,072,942	$0.63
Granted	-	-
Cancelled/Forfeited	(3,447,999)	1.23
Exercised	-	-
Outstanding at December 31, 2009	75,624,943	$0.64
Granted	-	-
Cancelled/forfeited	(5,110,817)	2.48
Exercised	-	-
Outstanding at December 31, 2010	70,514,126	$0.51

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series	Issue Date	Outstanding at January 1, 2009	Granted	Exercised / Forfeited	Outstanding at December 31, 2009	Granted	Exercised / Forfeited	Outstanding at December 31, 2010
B	April 2004	1,950,001	-	(1,950,001)	-	-	-	-
D	June 2004	972,223	-	(972,223)	-	-	-	-
E	2004-2005	141,000	-	(141,000)	-	-	-	-
F	April 2005	14,385	-	-	14,385	-	(14,385)	-
G	April 2005	3,564,188	-	-	3,564,188	-	(3,564,188)	-
G-BH	April 2005	1,505,989	-	-	1,505,989	-	(1,505,989)	-
I	February 2005	10,000	-	-	10,000	-	(10,000)	-
J	August 2005	16,255	-	-	16,255	-	(16,255)	-
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,551,870	-	(384,775)	1,167,095	-	-	1,167,095

		79,072,942	-	(3,447,999)	75,624,943	-	(5,110,817)	70,514,126

The following table summarizes warrants outstanding at December 31, 2010:

Range of Exercise Prices	Number Outstanding	Wtd. Ave. Life	Wtd. Ave. Price	Number Exercisable

$.43-1.20	70,514,126	3.10	$0.51	59,714,126

9.  Commitments and Leases

The Company leases office space under a non-cancelable operating lease expiring March 31, 2011 for $1,560 per month.  Rent expense was $18,720 for both of the years ended December 31, 2010 and 2009.

In October 2008, the Company rendered possession of its prior operating facility to the landlord.  In November 2009, the Company settled the matter for $216,000 plus simple interest at 10 percent per annum.  The Company paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, the Company will make monthly payments of $9,000.  A final payment of $6,106 is due on February 15, 2012.  As a result of the settlement, the Company recorded additional expense of $21,435 for the year ended December 31, 2009.

Future minimum payments under the settlement agreement are as follows:

2010	$100,955
2011	14,931

$115,886

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the Company had $2,234 in purchase order commitments.

10.  Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at December 31:

	2010	2009
Deferred tax assets:
Non-benefited tax losses and credits	37,510,000	36,778,000
Total deferred tax assets	37,510,000	36,778,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	37,510,000	36,778,000
Valuation allowance	(37,510,000)	(36,778,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $87,516,000 and $84,530,000, respectively expiring between 2030 and 2025, respectively.  Should the Company move out of the enterprise zone, approximately $32,400,000 of the state net operating loss will be suspended leaving approximately $31,000,000 of the general state net operating loss remaining.

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

At December 31, 2010 and 2009, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Subsequent Events

The following subsequent events have occurred through the filing date of this report, March 3, 2011.

In a letter agreement dated January 11, 2011, signed by Castlerigg Master Investments, Ltd., Cedar Hill Capital Partners Onshore, LP, Cedar Hill Capital Partners Offshore, Ltd. (the “Investors”) and the Company, the Investors granted the Company a limited waiver by which interest in the amount of $252,508 due under the secured notes payable as of December 31, 2010 will be added to the principal balances of the secured notes rather than be paid in cash or through conversion of the notes.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.5	Fourth amendment to facility lease agreement with Martin Investment Company dated August 16, 2010
31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002