Form 10-Q
period 2011-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2011-10-13
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1573852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1588 South Coast Drive
Costa Mesa, California 92626
(Address of Principal Executive Offices)

(657) 859-2888
(registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of October 13, 2011, there were 88,080,979 shares of the issuer’s common stock, $0.001 par value, outstanding.

i

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,493	$82,777
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2011 and December 31, 2010	112,944	143,568
Inventories, net	499,090	515,662
Prepaid interest	8,824	15,441
License fees	16,425	32,850
Other current assets	8,439	30,226
Total current assets	718,215	820,524
PROPERTY AND EQUIPMENT, NET	34,148	40,527
DEPOSITS	1,560	1,560
TOTAL ASSETS	$753,923	$862,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$70,324	$95,615
Accrued interest payable	258,277	253,106
Current portion of legal settlement payable	91,582	100,955
Deferred revenue	121	11,108
Accrued liabilities	589,790	579,249
Detachable warrant liabilities	716,920	993,852
Conversion option liabilities	8,060,852	5,808,201
Senior convertible notes payable, net of debt discount of $32,658 and $57,151 at March 31, 2011 and December 31, 2010, respectively	11,080,196	10,803,195
Total current liabilities	20,868,062	18,645,281
LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	-	14,931
TOTAL LIABILITIES	20,868,062	18,660,212
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 88,080,979 shares issued and outstanding at March 31, 2011 and December 31, 2010	88,081	88,081
Additional paid-in capital	66,506,366	66,506,366
Accumulated deficit	(86,708,586)	(84,392,048)
Total stockholders' deficit	(20,114,139)	(17,797,601)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$753,923	$862,611

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUE, NET	$353,110	$427,239
COST OF SALES	191,481	216,185
GROSS PROFIT	161,629	211,054
OPERATING EXPENSES
Salary expense and salary related costs	112,740	219,178
Research and development	5,429	16,663
Selling, general and administrative	90,500	139,527
Total operating expenses	208,669	375,368
Loss from operations	(47,040)	(164,314)
OTHER INCOME (EXPENSE)
Interest income	1	2
Loss on sale of property and equipment	(1,697)	-
Change in fair value of conversion option and warrant liabilities	(1,840,624)	1,629,044
Amortization of discount on convertible debt	(159,588)	(1,047,899)
Interest expense	(267,590)	(250,191)
Total other income (expense)	(2,269,498)	330,956
Income (loss) before income taxes	(2,316,538)	166,642
Income tax (provision) benefit	-	-
NET INCOME (LOSS)	$(2,316,538)	$166,642
Income (loss) per share - basic	$(0.03)	$-
Income (loss) per share - diluted	$(0.03)	$-
Weighted average number of shares outstanding - basic	88,080,979	85,922,744
Weighted average number of shares outstanding - diluted	88,080,979	138,929,618

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2011	88,080,979	$88,081	$66,506,366	$(84,392,048)	$(17,797,601)
Net loss	-	-	-	(2,316,538)	(2,316,538)
Balance, March 31, 2011	88,080,979	$88,081	$66,506,366	$(86,708,586)	$(20,114,139)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,316,538)	$166,642
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,332	3,717
Amortization of discount on convertible debt and debt issuance costs	159,588	1,052,914
Loss on sale of property and equipment	1,697	54,219
Change in fair value of conversion option and warrant liabilities	1,840,624	(1,629,044)
Change in inventory reserve	(74,703)	18,917
Changes in operating assets and liabilities:
Accounts receivable	30,624	(139,638)
Inventories	91,275	33,033
Prepaid expenses and other assets	44,679	89,493
Accounts payable and accrued liabilities	218,625	201,438
Deferred revenue	(10,987)	66,281
Net cash used in operating activities	(10,784)	(82,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	500	-
Net cash provided by investing activities	500	-
Net decrease in cash and cash equivalents	(10,284)	(82,028)
CASH AT BEGINNING OF PERIOD	82,777	162,242
CASH AT END OF PERIOD	$72,493	$80,214
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,995	$739
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$252,508	$166,220
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$135,095	$77,224

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2010 consolidated balance sheet was derived from audited financial statements as of December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2010 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $2,316,538 and a net loss from operations of $47,040 for the three months ended March 31, 2011.  Additionally, the Company also has an accumulated deficit of $86,708,586 and a working capital deficit of $20,149,847 as of March 31, 2011, of which $8,777,772 relates to the fair value of derivative financial instruments.  In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company has not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  For further details on this transaction we refer to the disclosures made under the heading “Subsequent Events” in this quarterly report and we refer to the Form 8-K filed by the Company on July 11, 2011.  In addition, on August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale.  The Company’s service contract with a government prime contractor enabling the Company to fund the development of a next generation “hybrid fabric” product provided the majority of the revenue in the quarter under review, absorbing the Company’s current expense run rates.  The funds allocated to that contract are alone insufficient to complete product development and this specific funding stream will be depleted as of the end of first quarter and will support expense run rates until June 2011.  Taking into account the current status of the U.S. Government budget, we believe it is unlikely that we will find a replacement for the expiring contract revenue prior to January 2012.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.

Additionally, during 2010, the 2007 Notes, April 2008 Notes and July 2008 Notes (see Note 4) matured.  The Company did not pay the principal balances and accrued interest at maturity or thereafter.  As mentioned hereafter under the heading “Subsequent Events,” the noteholders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 has signed a non-binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

In light of these factors, management believes that a comprehensive financial restructuring with the utilization of the public shell entity as a reverse merger vehicle for a new entity is the only way to preserve any value for the public shareholders. Should such a transaction be consummated, the resultant debt for equity exchange will most likely result in a near total loss of shareholder value.   Should a restructuring be unachievable, Raptor will permanently cease operations resulting in a total loss of shareholder value.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

2.	Inventories

Inventories consist of the following as of:

	March 31, 2011	December 31, 2010

Raw materials	$397,549	$503,459
Finished goods	272,344	257,709

	669,893	761,168
Allowance for obsolescence	(170,803)	(245,506)

Inventories, net	$499,090	$515,662

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of March 31, 2011, the 2005 Plan had a total of 612,000 options outstanding and 2,288,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of March 31, 2011, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the three months ended March 31, 2011 or 2010.

For the three months ended March 31, 2011 and 2010, the Company recognized $0 and $54,219, respectively, of stock-based compensation costs as a result of the issuance of options to employees.  The 2010 compensation cost includes a one-time charge of $28,812 for the true-up of stock options that became fully vested during the quarter.  These costs are reflected in operating expenses.

Stock option activity was as follows for the three months ended March 31, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2011	1,462,000	$1.21	2.79
Granted	-	-
Forfeited / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2011	1,462,000	$1.21	2.63	$-
Exercisable, March 31, 2011	1,462,000	$1.21	2.63	$-

As of January 1, 2011, all stock options had vested and, accordingly, all stock-based compensation cost was recognized.

4.	Securities Purchase Agreements

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

Notes

Information relating to the Notes is as follows:

							As of March 31, 2011
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value
2006 Notes(1)	$8,804,909	9.25	% (3)	7/31/2008	$0.44	$0.44	$4,987,137	$-	$4,987,137
2007 Notes(2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	3,084,046	-	3,084,046
April 2008 Notes(7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,288,392	-	2,288,392
July 2008 Notes(7)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	576,808	-	576,808
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00	176,471	(32,658)	143,813
	$16,856,380						$11,112,854	$(32,658)	$11,080,196

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

During 2010, the 2007 Notes, April 2008 Notes and July 2008 Notes matured.  The Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders have demanded repayment of all amounts due under the Notes.  The Company was unable to make any payments on the Notes and on August 1, 2011, the note holders foreclosed on substantially all assets of the Company.

The July 2010 Notes matured on July 31, 2011 and the Company did not repay the principal.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at March 31, 2011	Fair Value of Warrant Liability as of March 31, 2011	Fair Value of Warrant Liability as of December 31, 2010
L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$191,135	$170,656
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	61,163	54,610
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	62,119	55,463
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	19,878	17,748
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	84,700	130,900
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	36,300	56,100
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	186,875	363,125
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	74,750	145,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A
	60,844,917				8,502,114	69,347,031	$716,920	$993,852

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The April 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	The fair value of the Series O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:
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

The holders’ rights to exercise the 9,761,536 Series M warrants were contingent on a mandatory conversion of the 2006 Notes at the option of the Company.  A mandatory conversion for a portion of the 2006 Notes took place on July 30, 2007 entitling investors to exercise up to 7,646,361 M warrant shares.  The 2008 SPA contained a provision which removed the contingency on the remaining M warrants such that they became immediately exercisable.

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
The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	March 31, 2011				March 31, 2010
	2006 Notes	2007 Notes	April 2008 & July 2008 Notes	July 2010 Notes	2006 Notes	2007 Notes	April 2008 & July 2008 Notes
Stock price	$0.10	$0.10	$0.10	$0.10	$0.18	$0.18	$0.18
Exercise price	$0.09	$0.09	$0.09	$0.09	$0.16	$0.50	$0.15
Expected life (in years)	0.75	1.25	1.00	1.00	0.75	1.50	1.26
Volatility	190%	162%	173%	173%	115%	167%	154%
Risk-free rate of return	0.24%	0.43%	0.30%	0.30%	0.72%	0.81%	0.57%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants		2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants
Stock price	$0.10	$0.10	$0.10		$0.18	$0.18	$0.18
Exercise price	$0.44	$0.50	$0.50		$0.44	$0.50	$0.50
Expected life (in years)	0.75	1.50	2.76		0.75	1.50	2.76
Volatility	190%	155%	170%		115%	167%	142%
Risk-free rate of return	0.24%	0.55%	1.17%		0.33%	0.72%	0.15%
Expected dividend yield	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$4,448,440	$-		$2,584,949	$2,145,060
Accrued interest added to principal balance	102,871	(64,326	)*	64,326	-
Amortization of debt discount	-	64,326	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(544,996)	(1,090,439)
Balance, March 31, 2010	4,551,311	-		2,104,279	1,054,621
Accrued interest added to principal balance	105,249	(48,562	)*	48,562	-
Amortization of debt discount	-	48,562	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(110,976)	1,464,531
Balance, June 30, 2010	4,656,560	-		2,041,865	2,519,152
Accrued interest added to principal balance	107,683	(47,660	)*	47,660	-
Amortization of debt discount	-	47,660	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		105,763	(1,607,800)
Balance, September 30, 2010	4,764,243	-		2,195,288	911,352
Accrued interest added to principal balance	110,173	(50,694	)*	50,694
Amortization of debt discount	-	50,694	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		120,818	(612,875)
Balance, December 31, 2010	4,874,416	-		2,366,800	298,477
Accrued interest added to principal balance	112,721	(54,766	)*	54,766	-
Amortization of debt discount	-	54,766	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,013,371	35,818
Balance, March 31, 2011	$4,987,137	$-		$3,434,937	$334,295

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 31, 2008. Accordingly, all discount is immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$2,752,309	$(877,592)	$519,085	$943,000
Accrued interest added to principal balance	63,349	(12,898)	12,898	-
Amortization of debt discount	-	396,131	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,303	4,000
Balance, March 31, 2010	2,815,658	(494,359)	533,286	947,000
Accrued interest added to principal balance	64,814	(13,170)	13,170	-
Amortization of debt discount	-	380,647	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	298,674	520,000
Balance, June 30, 2010	2,880,472	(126,882)	845,130	1,467,000
Accrued interest added to principal balance	66,313	(45,130)	45,130	-
Amortization of debt discount	-	172,012	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	798,845	(769,000)
Balance, September 30, 2010	2,946,785	-	1,689,105	698,000
Accrued interest added to principal balance	67,846	(38,890)*	38,890	-
Amortization of debt discount	-	38,890 *	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(2,956)	(511,000)
Balance, December 31, 2010	3,014,631	-	1,725,039	187,000
Accrued interest added to principal balance	69,415	(39,686)*	39,686	-
Amortization of debt discount	-	39,686 *	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	516,034	(66,000)
Balance, March 31, 2011	$3,084,046	$-	$2,280,759	$121,000

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was August 1, 2010. Accordingly, all discount is immediately amortized.

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance,January 1, 2010	$2,125,000	$(431,192)		$1,670,404	$655,625
Amortization of debt discount	-	431,192		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(52,348)	53,125
Balance, March 31, 2010	2,125,000	-		1,618,056	708,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		(60,913)	512,500
Balance, June 30, 2010	2,125,000	-		1,557,143	1,221,250
Accrued interest added to principal balance	53,125	(29,974	)*	29,974	-
Amortization of debt discount	-	29,974	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(358,624)	(538,750)
Balance, September 30, 2010	2,178,125	-		1,228,493	682,500
Accrued interest added to principal balance	54,453	(30,712	)*	30,712	-
Amortization of debt discount	-	30,712	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		30,437	(319,375)
Balance, December 31, 2010	2,232,578	-		1,289,642	363,125
Accrued interest added to principal balance	55,814	(32,235	)*	32,235	-
Amortization of debt discount	-	32,235	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		444,151	(176,250)
Balance, March 31, 2011	$2,288,392	$-		$1,766,028	$186,875

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was March 31, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2008 Notes and Warrants is as follows:

	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance, Januaary 1, 2010	$850,000	$(364,583)		$668,161	$262,250
Amortization of debt discount	-	156,250		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(20,939)	21,250
Balance, March 31, 2010	850,000	(208,333)		647,222	283,500
Amortization of debt discount	-	156,250		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(42,684)	205,000
Balance, June 30, 2010	850,000	(52,083)		604,538	488,500
Conversion of notes to common stock	(150,000)	-		(113,286)	-
Amortization of debt discount	-	52,083		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(96,442)	(215,500)
Balance, September 30, 2010	700,000	-		394,810	273,000
Conversion of notes to common stock	(150,000)	-		(90,016)	-
Accrued interest added to principal balance	12,250	(6,909	)*	6,909	-
Amortization of debt discount	-	6,909	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		13,079	(127,750)
Balance, December 31, 2010	562,250	-		324,782	145,250
Accrued interest added to principal balance	14,558	(8,408	)*	8,408	-
Amortization of debt discount	-	8,408	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		112,235	(70,500)
Balance, March 31, 2011	$576,808	$-		$445,425	$74,750

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 28, 2010. Accordingly, all discount is immediately amortized.

Activity for the July 2010 Notes is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability
Balance, July 27, 2010 (Inception)	$176,471	$(97,973)	$97,973
Amortization of debt discount	-	16,329	-
Change in fair value of conversion option liability	-	-	1,559
Balance, September 30, 2010	176,471	(81,644)	99,532
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	2,406
Balance, December 31, 2010	176,471	(57,151)	101,938
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	31,765
Balance, March 31, 2011	$176,471	$(32,658)	$133,703

A summary of the balances as of March 31, 2011 is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,987,137	$-	$3,434,937	$334,295
2007 Notes	3,084,046	-	2,280,759	121,000
April 2008 Notes	2,288,392	-	1,766,028	186,875
July 2008 Notes	576,808	-	445,425	74,750
July 2010 Notes	176,471	(32,658)	133,703	-
Balance, March 31, 2011	$11,112,854	$(32,658)	$8,060,852	$716,920

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	70,514,126	$0.51
Granted	-	-
Cancelled/forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2011	70,514,126	$0.51

The following tables summarize warrants outstanding at March 31, 2011:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.43-1.20	70,514,126	2.85 years	$0.51	59,714,126

Series	Issue Date	Outstanding at January 1, 2011	Granted	Exercised / Forfeited	Outstanding at December 31, 2011

L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	-	1,167,095
		70,514,126	-	-	70,514,126

In connection with the April 1, 2008 SPA, the Company will issue warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50.  All placement agent warrants are immediately exercisable once issued.  The placement agent warrants were measured at fair value using the Black-Scholes option pricing model.  During the three months ended March 31, 2011 and 2010, the Company amortized $0 and $5,015, respectively, of debt issuance costs.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2011.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liabilities	$8,060,852	$-	$-	$8,060,852
Detachable warrant liabilities	716,920	-	-	716,920
	$8,777,772	$-	$-	$8,777,772

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  The conversion option and detachable warrant liabilities are included in current liabilities in the accompanying consolidated balance sheets.  The change in fair value of the conversion option and detachable warrant liabilities is included as a component of other income (expense) in the consolidated statements of operations.

7.	Commitments and Contingencies

In October 2008, the Company rendered possession of its prior operating facility to the landlord.  In November 2009, the Company settled the matter for $216,000 plus simple interest at 10 percent per annum.  The Company paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, the Company will make monthly payments of $9,000.  A final payment of $6,106 is due on February 15, 2012.  On July 25, 2011, the Company entered into another settlement agreement with the landlord for one final payment of $40,000.  The balance due on the lease on the settlement date was $75,040.  Accordingly, the Company recorded a gain on the settlement of the lease of $35,040 in the third quarter of 2011.

On August 1, 2011, the Company terminated the lease of its existing facility effective August 31, 2011.

8.	Subsequent Events

The following subsequent events have occurred through the filing date of this report, October 13, 2011.

On July 31, 2011, the July 2010 Notes matured and the Company did not repay the principal balance.

Effective July 1, 2011, the Company sold an exclusive, worldwide, perpetual, irrevocable, fully paid, transferable and sub-licensable right and license in all of the Company’s registered patent and patent applications for $384,000.  The license is exclusive even to the Company, such that the Company no longer has any rights to its intellectual property.

On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided the Company with notice of default on the notes payable and demanded repayment in full.  They also informed the Company of their intent to exercise their rights and remedies against the Company’s assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of the Company’s assets.  CCE was the only bidder and the assets of the Company were acquired for $100,000, which amount was credited against outstanding notes.

On August 1, 2011, the Company terminated the lease of its existing facility effective August 31, 2011.

On August 19, 2011 the Company signed a non binding letter of intent for a merger transaction with an interested partner. The merger is contingent on the outcome of due diligence and a definitive Merger Agreement to be agreed upon by all parties, including the current note-holder, in the near future. There can be no guarantee that this transaction will be consummated. Management believes that a comprehensive financial restructuring with the utilization of the public shell entity as a reverse merger vehicle for a new entity is the only way to preserve any value for the public shareholders. Should such a transaction be consummated, the resultant debt for equity exchange will most likely result in a near total loss of shareholder value.   Should a restructuring be unachievable, Raptor will permanently cease operations resulting in a total loss of shareholder value.

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

Current Business Outlook

Since inception, the Company has incurred losses and realized negligible revenues from product sales.  Our government design services contract, which funded a major portion of the Company's operating expenses, expired in April 2011 and all funds generated from this contract were depleted as of June 2011.

As disclosed in previous filings, the Company shifted its principal operating model from product sales to licensing, enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company has not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.

As of July 31, 2011, all of our convertible notes payable have fully matured, representing a total principal amount outstanding of $11,112,854 and accrued interest of $256,277 as of March 31, 2011.  The Company did not repay these amounts.  Consequently, the note holders exercised their right as a secured lender against substantially all of the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 has signed a non-binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

In light of these factors, management believes that a comprehensive financial restructuring with the utilization of the public shell entity as a reverse merger vehicle for a new entity is the only way to preserve any value for the public shareholders. Should such a transaction be consummated, the resultant debt for equity exchange will most likely result in a near total loss of shareholder value.   Should a restructuring be unachievable, Raptor will permanently cease operations resulting in a total loss of shareholder value.

For further details on the above, see the language included under “risk factors” starting on page 8 of our annual report on Form 10-K for the year ended December 31, 2010, “conclusion on capital resources and liquidity” on page 9 of this Form 10-Q, “presentation as a going concern” on page F-5 of this form 10-Q, “subsequent events” on page F-21 of the Form 10-Q and the Forms 8-K filed on July 11, 2011 and August 4, 2011.

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

From 2009 through 2011, we have advanced our architecture and intellectual property to design a next-generation network appliance that becomes a “hybrid fabric” device; part core network transport product, part embedded applications server, part content caching device and part secure communications appliance.  Management’s belief is that the IT world will ultimately adopt “hybrid fabric” architectures, blurring the distinction between a network device, a computing device and a security device, creating the same degree of convergence in the systems arena that has already occurred in the telecom space.  We are thus designing our first “hybrid fabric” converged machine comprising a high performance, virtualized fabric core networking device with a multi-core, applications ready processor and accompanying storage embedded in the transport fabric itself.

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $86,708,586 through March 31, 2011.  At March 31, 2011, we had a deficit in working capital of $20,149,847 of which $8,777,772 relates to the fair value of derivative financial instruments.

As mentioned before under the heading “Subsequent events” in this quarterly report the Company sold an exclusive right to its registered patents effective July 1, 2011 and on August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale leaving the Company without any rights to its intellectual property and without any assets

These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2010.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

RISK FACTORS

Except as noted above in the “current business outlook” section, the Risk Factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed and are incorporated by reference into this Form 10-Q.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories decreased from $245,506 at December 31, 2010 to $170,803 at March 31, 2011 due to the sale of inventory for which we had previously provided an obsolescence reserve.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2011 and 2010.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	2011	2010	Change ($)	Change (%)

REVENUE, NET	$353,110	$427,239	$(74,129)	-17.4%
COST OF SALES	191,481	216,185	(24,704)	-11.4%
GROSS PROFIT	161,629	211,054	(49,425)	-23.4%
OPERATING EXPENSES
Salary expense and salary related costs	112,740	219,178	(106,438)	-48.6%
Research and development	5,429	16,663	(11,234)	-67.4%
Selling, general and administrative	90,500	139,527	(49,027)	-35.1%
Total operating expenses	208,669	375,368	(166,699)	-44.4%
Loss from operations	(47,040)	(164,314)	117,274	-71.4%
OTHER INCOME (EXPENSE)
Interest income	1	2	(1)	-50.0%
Loss on disposal of property and equipment	(1,697)	-	(1,697)	100.0%
Change in fair value of conversion option and warrant liabilities	(1,840,624)	1,629,044	(3,469,668)	-213.0%
Amortization of discount on convertible debt	(159,588)	(1,047,899)	888,311	-84.8%
Interest expense	(267,590)	(250,191)	(17,399)	7.0%
Total other income (expense)	(2,269,498)	330,956	(2,600,454)	-785.7%
Income (loss) before income taxes	(2,316,538)	166,642	(2,483,180)	-1490.1%
Income tax (provision) benefit	-	-	-	0.0%
NET INCOME (LOSS)	$(2,316,538)	$166,642	$(2,483,180)	-1490.1%

Net Revenues

Net revenues decreased by $74,129 or 17% in the first quarter of 2011 as compared to the first quarter of 2010.  In 2011, revenue from the sale of products was approximately $9,000 as compared to approximately $206,000 in the first quarter of 2010 because of a reduction in our sales force in 2011.  This decrease was partially offset by increased service revenue in 2011.  In the first quarter of 2011, we billed approximately $333,000 for services as compared to approximately $209,000 in the first quarter of 2010.

Gross Profit

Gross profit decreased by $49,425 in the first quarter of 2011 as compared to the first quarter of 2010.  The decrease is attributable to lower revenue in 2011 over 2010.  Additionally, due to the lack of product sales in the first quarter of 2011, we adjusted our estimate of the total number of future sales of the 1010-ER.  As a result, we wrote off $16,425 of license fees in the first quarter of 2011.  If product sales continue at lower than estimated levels, the remaining balance of license fees of $16,425 will be written off in the second quarter of 2011.

Operating Expenses

The decrease in operating expenses in the first quarter of 2011 compared to the same period of 2010 was $166,699 or 44%, and resulted from the following.

Salary Expenses

Salary and salary-related expenses decreased by approximately $106,000 in the first quarter of 2011 compared to the same period in 2010, a 49% decrease.  The decrease of expenses incurred in the first quarter of 2011 partially resulted from the complete vesting of stock-options in the fourth quarter of 2010.   In the first quarter of 2010, we recognized approximately $50,000 of stock-based compensation compared to none in 2011.  Salary expenses also decreased in 2011 due to an additional approximately $22,000 that was charged back to the government in 2011 over 2010.

Research and Development

Research and development expenses decreased from $16,663 in the first quarter of 2010 to $5,429 in the first quarter of 2011, a decrease of 67%.  In the first quarter of 2010, we spent approximately $7,000 for parts consumption, upgrade reworks and tools.  We did not incur this expense in the first quarter of 2011.  In 2011, we also were able to bill more salaries to the government than in 2010.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $139,527 in the first quarter of 2010 to $90,500 in the first quarter of 2011.  This decrease of 35% is the result of the following factors.  Freight costs decreased by approximately $3,000 in 2011 as compared to 2010 due to a reduction of product sales.  Additionally, in 2011, office expenses for copying and mailing decreased by approximately $3,000 due to lower levels of sales/procurement activity.  Consulting expenses decreased from $36,215 in the first quarter of 2010 to $800 in the same period in 2011 due to the termination of a contract for an outside sales consultant.  Travel expenses decreased by approximately $9,000 due to less travel as a result of lower product sales and other cost-cutting measures.  Marketing expense was $10,019 in the first quarter of 2010.  In 2010, we loaned equipment for a two-year period to a company.  We believe at the end of the two-year period, the equipment will have no residual value and therefore we expensed the entire amount as marketing costs in the first quarter of 2010.  We did not incur any marketing expense in the first quarter of 2011.

Net Other Income (Expense)

Net other expense was $2,269,498 for the three months ended March 31, 2011 as compared to net other income of $330,956 for the same period in 2010.  This change resulted from the following:

•
For the three months ended March 31, 2011, the fair values of our conversion option and warrant liabilities increased by $1,840,624 compared to a decrease in their fair value of $1,629,044 for the three months ended March 31, 2010.  For the three months ended March 31, 2010, the change in the fair values of the 2007 Notes and Warrants, April 2008 Notes and Warrants and July 2008 Notes and Warrants was minimal.  The fair value of the 2006 Notes decreased by $544,996 and the fair value of the 2006 Warrants decreased by $1,090,439.  The main reason for the decrease was a decrease in the calculated volatility from 169% at December 31, 2009 to 115% at March 31, 2010.  The fair value of our conversion option and warrant liabilities increased by $1,840,624 during the three months ended March 31, 2011.  This change resulted from an increase in the value of our conversion options of $2,117,556 offset by a decrease in the fair value of our warrants of $276,932.  The decrease in the value of our warrants was primarily due to a decrease in our stock price from $0.10 at December 31, 2010 to $0.05 at March 31, 2011.  The effect of the decrease in our stock price was partially offset by a substantial increase in volatility of the 2006 and 2008 warrants in 2011 over 2010.  In 2011, volatility ranged from 155% to 190% as compared to a range of 115% to 167% in the same period of 2010.  The fair value of the conversion feature increased in 2011 as compared to 2010 primarily as a result of the variable conversion prices.  As our stock price drops, the number of shares into which the notes can be converted rises dramatically, resulting in a larger liability.  In addition, volatility was higher in 2011 than in 2009.

•
Amortization of the discount on convertible debt was $159,588 for the three months ended March 31, 2011 as compared to $1,047,899 for the three months ended March 31, 2010 due to all notes except the July 2010 Note becoming fully amortized by December 31, 2010.

•
Interest expense increased to $267,590 for the three months ended March 31, 2011 as compared to $250,191 for the comparable period in 2010.  The increase is attributable to the July 2010 Note entered into in the third quarter of 2010.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2010 and 2009.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2010 and 2009, we incurred net losses of $468,871 and $12,694,997, respectively.  Since our inception, including the year ended December 31, 2010, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2010, we had a deficit in working capital of $17,824,757, of which $6,802,053 related to the fair value of derivative financial instruments.

Throughout 2009 and 2010, the Company was not able to service any of its note debt in cash and all interest on the 2006, 2007 and 2008 notes was, with the approval of the note holders, added to the principal balances of the notes.  Additionally, notes with an aggregate principal balance of $10,936,383 as of March 31, 2011 have now matured and are subject to repayment in full upon demand.

As mentioned before under the heading “Subsequent Events” in this quarterly report, the Company sold an exclusive right to its registered patents effective July 1, 2011 and on July 6, 2011, the note holder provided the Company with notice of default on the notes payable and demanded repayment in full.  On August 1, 2011, all of the Company’s remaining assets were sold during a public foreclosure sale leaving the Company without any rights to its intellectual property and without any assets.

The July 2010 Note matured on July 31, 2011 and is subject to repayment in full on demand.  The Company did not pay the amount due on the July 2010 Note due to lack of funds.

2006, 2007 and 2008 Note Financings

On July 30, 2006, we entered into financing agreements with 3 accredited investors.  On January 22, 2007, we subsequently entered into Amendment and Exchange Agreements with the same investors providing certain amendments to the July 30, 2006 agreements and increasing the total financing to $8,804,909.  The 2006 Notes, as amended, are convertible into shares of the Company’s common stock at the lower of $0.43948 or the optional conversion price, defined as 90% of the arithmetic average of the weighted-average prices of the common stock on each of the five consecutive trading days immediately preceding the applicable optional conversion/redemption date.  In the aggregate, we issued series L-1 warrants to purchase an aggregate of 22,754,163 shares of common stock, series L-2 warrants to purchase an aggregate of 7,281,332 shares of common stock, series M-1 warrants to purchase an aggregate of 7,395,103 shares of common stock and series M-2 warrants to purchase an aggregate of 2,366,433 shares of common stock.  All these warrants have a strike price of $0.43948.  The Company received aggregate gross proceeds from these financings of $6.6 million.  These notes bear interest at 9.25% per annum, which increases to 15% in case of a default.  The entire outstanding principal balance of $4,987,137 as of March 31, 2011, including any outstanding fees or interest, is currently due and payable in full since the original maturity date of the notes was July 31, 2008.

On July 31, 2007, we entered into a financing agreement with the same investors involved in the June 2006 and January 2007 financings for total gross proceeds of $3.5 million for the issuance of senior secured convertible notes in the aggregate principal amount of $3.5 million, series N warrants to purchase up to an aggregate of 7,000,000 shares of the Company’s common stock (includes dilution from the April 1, 2008 financing), series O warrants to purchase up to an aggregate of 4,550,000 shares of the Company’s common stock (includes dilution from April 2008 financing) and series P warrants to purchase up to an aggregate of 3,000,000 shares of common stock (includes dilution from April 2008 financing).  The agreement also granted the investors a first priority perfected security interest in all of our assets.  The secured notes bear interest at 9.25% per annum, which may be increased to 15% in case of default.  The initial fixed conversion price of the note was $1.20 but was reduced to $0.50 per share in April 2008.  The July 2007 Notes are convertible into shares of the Company’s common stock at the lower of $0.50 or the optional conversion price, defined as the lower of (i) 90% of the arithmetic average of the lowest weighted-average price of the common stock during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 90% of the arithmetic average of the lowest weighted average price of the common stock during any three consecutive trading day period during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The strike price for the N, O and P warrants was initially $1.20 but was reduced to $0.50 in April 2008. The N and P warrants were immediately exercisable.  The O warrants become exercisable on a mandatory conversion called by the Company.  The entire outstanding principal of $3,084,046 at March 31, 2011, including any outstanding fees or interest, is currently due and payable in full since the notes matured on August 1, 2010.

On April 1, 2008, we entered into a financing agreement with the same investors involved in the previous financings.  For total gross proceeds of $3.125 million, we issued senior secured convertible notes in the aggregate principal amount of $3.125 million, series Q warrants to purchase up to an aggregate of 6,250,000 shares of the Company’s common stock and 3,125,000 shares of our common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes bear interest at 10% per annum, which may be increased to 15% in the event of default.  The April 2008 Notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date (“measuring period”) and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the first three consecutive trading day period of such measuring period and (iii) the arithmetic average of the weighted average price of the common stock during the last three consecutive trading day period of such measuring period.  The Q warrants initially carried a strike price of $1.00 that was reduced to $0.50 in July 2008 and were immediately exercisable.  The entire outstanding principal balance of $2,288,392 at March 31, 2011, including any outstanding fees and interest is currently due and payable in full since the maturity date was March 31, 2010.

On July 28, 2008 we entered into a financing agreement with the same investors involved in the 2006, 2007 and April 2008 financings.  For total gross proceeds of $1.25 million, we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes bear interest at 10% per annum, which may be increased to 15% in the event of default.  The July 2008 notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the three lowest trading days with the lowest weighted average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The R warrants carry a strike price of $0.50 per share and are immediately exercisable.  The entire outstanding principal balance of $576,808 at March 31, 2011 including any outstanding fees or interest, is currently due and payable in full since the maturity date was July 28, 2010.

During July 2011, the note holders of all of the above notes demanded repayment of all principal and accrued interest.  The Company was unable to make the payment and, as a result, the note holders foreclosed on substantially all of the Company’s assets on August 1, 2011.

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

On July 31, 2011, the July 2010 Note matured and the Company did not have the funds available to repay the principal.

Conclusion on Capital Resources and Liquidity

As noted elsewhere within this document, our independent registered public accounting firm continues to qualify their opinion with respect to our consolidated financial statements.  Since inception, the Company has incurred losses, realized negligible revenues from product sales and has only been able to generate $384,000 of revenues from licensing.  This license agreement terminates the Company’s rights to generate any future revenues from our intellectual property.  During the quarter ended June 30, 2011, the Company’s cash position suffered additional deterioration.  The current lenders have demanded repayment in full and since the Company was unable to make the payments, the note holders foreclosed on substantially all of the Company’s assets on August 1, 2011.

In light of these factors, management is in the process of winding down all operations and is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 has signed a non binding “Letter of Intent”with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of  March 31, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In November 2009, we settled the matter for $216,000, plus simple interest at 10 percent per annum until such amount is paid in full.  We paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, we will make monthly payments of $9,000.  A final payment of $6,106 is due by February 15, 2012. On July 25, 2011, the Company entered into another settlement agreement with the landlord for one final payment of $40,000.  The balance due on the lease on the settlement date was $75,040.  Accordingly, the Company recorded a gain on the settlement of the lease of $35,040 in the third quarter of 2011.

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

See Form 8-K filed on August 4, 2011.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit Number	Description

10.1
Disclosures re entering into an agreement with California Capital Equity, L.L.C. re the granting of an exclusive license of the Company’s intellectual property (incorporated herein by reference to a Form 8K filed with the SEC on July 11, 2011).

10.2	Disclosures re completion of an acquisition of the Company’s assets by California Capital Equity (incorporated herein by reference to a Form 8K filed with the SEC on August 4, 2011).

31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: October 13, 2011	By:	/s/ THOMAS M. WITTENSCHLAEGER
Thomas M. Wittenschlaeger
Chief Executive Officer
(principal executive officer)

Date: October 13, 2011	By:	/s/ BOB VAN LEYEN
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