Form 10-Q
period 2011-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2011-10-13
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1573852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

i

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$923	$82,777
Accounts receivable, net of allowance for doubtful accounts of $0	-	143,568
Inventories, net	510,332	515,662
Prepaid interest	2,206	15,441
License fees	-	32,850
Other current assets	863	30,226
Total current assets	514,324	820,524
PROPERTY AND EQUIPMENT, NET	20,951	40,527
DEPOSITS	1,560	1,560
TOTAL ASSETS	$536,835	$862,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$61,231	$95,615
Accrued interest payable	516,554	253,106
Current portion of legal settlement payable	75,245	100,955
Deferred revenue	-	11,108
Accrued liabilities	81,851	579,249
Detachable warrant liabilities	219,600	993,852
Conversion option liabilities	10,428,166	5,808,201
Senior convertible notes payable, net of debt discount of $8,165 and $57,151 at June 30, 2011 and December 31, 2010, respectively	11,104,689	10,803,195
Total current liabilities	22,487,336	18,645,281
LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	-	14,931
TOTAL LIABILITIES	22,487,336	18,660,212
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 200,000,000 shares authorized; 88,080,979 shares issued and outstanding at June 30, 2011 and December 31, 2010	88,081	88,081
Additional paid-in capital	66,506,366	66,506,366
Accumulated deficit	(88,544,948)	(84,392,048)
Total stockholders' deficit	(21,950,501)	(17,797,601)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$536,835	$862,611

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE, NET	$171	$392,449	$353,281	$819,688
COST OF SALES	27,008	243,065	218,489	459,250
GROSS (LOSS) PROFIT	(26,837)	149,384	134,792	360,438
OPERATING EXPENSES
Salary expense and salary related costs	108,707	153,067	221,447	372,245
Research and development	108	479	5,537	17,142
Selling, general and administrative	64,378	87,483	154,878	227,010
Total operating expenses	173,193	241,029	381,862	616,397
Loss from operations	(200,030)	(91,645)	(247,070)	(255,959)
OTHER INCOME (EXPENSE)
Interest income	4	2	5	4
Change in fair value of conversion option and warrant liabilities	(1,869,994)	(2,786,132)	(3,710,618)	(1,157,088)
Amortization of discount on convertible debt	(24,494)	(590,473)	(184,082)	(1,638,372)
Interest expense	(266,913)	(251,911)	(534,503)	(502,102)
Loss on sale of property and equipment	-	-	(1,697)	-
Miscellaneous income	525,065	86,619	525,065	86,619
Total other expense	(1,636,332)	(3,541,895)	(3,905,830)	(3,210,939)
Loss before income taxes	(1,836,362)	(3,633,540)	(4,152,900)	(3,466,898)
Income tax benefit	-	-	-	-
NET LOSS	$(1,836,362)	$(3,633,540)	$(4,152,900)	$(3,466,898)
Loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.04)
Weighted average number of shares outstanding - basic and diluted	88,080,979	85,922,744	88,080,979	85,922,744

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2011	88,080,979	$88,081	$66,506,366	$(84,392,048)	$(17,797,601)
Net loss	-	-	-	(4,152,900)	(4,152,900)
Balance, June 30, 2011	88,080,979	$88,081	$66,506,366	$(88,544,948)	$(21,950,501)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,152,900)	$(3,466,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,728	5,939
Amortization of discount on convertible debt and debt issuance costs	184,082	1,638,373
Loss on sale of property and equipment	1,547	72,939
Change in fair value of conversion option and warrant liabilities	3,710,618	1,157,088
Change in inventory reserve	(90,367)	18,917
Changes in operating assets and liabilities:
Accounts receivable	143,568	(101,962)
Inventories	106,498	30,437
Prepaid expenses and other assets	75,448	116,296
Accounts payable and accrued liabilities	(56,468)	399,775
Deferred revenue	(11,108)	42,718
Net cash used in operating activities	(82,354)	(86,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	500	-
Net cash provided by investing activities	500	-
Net decrease in cash and cash equivalents	(81,854)	(86,378)
CASH AT BEGINNING OF PERIOD	82,777	162,242
CASH AT END OF PERIOD	$923	$75,864
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,547	$8,854
Cash paid for income taxes	$1,600	$1,651
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$252,508	$336,283
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$135,096	$138,956

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2010 consolidated balance sheet was derived from audited financial statements as of December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2010 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $4,152,900 for the six months ended June 30, 2011.  Additionally, the Company also has an accumulated deficit of $88,544,948 and a working capital deficit of $21,973,012 as of June 30, 2011, of which $10,647,766 relates to the fair value of derivative financial instruments.  In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company has not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property. For further details on this transaction, see the disclosures made under the heading “Subsequent Events” in this quarterly report and to the Form 8-K filed by the Company on July 11, 2011.  In addition, on August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale.

The Company’s service contract with a Government prime contractor was depleted as of March 31, 2011 and consequently, revenues for the quarter under review amounted to close to zero.  Taking into account the current status of the U.S. Government budget, we believe it is unlikely that we will find a replacement for the expired contract revenue prior to January 2012.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.

During 2010, the 2007 Notes, April 2008 Notes and July 2008 Notes (see Note 4) matured.  The Company did not pay the principal balances and accrued interest at maturity or thereafter.  As mentioned hereafter under the heading “Subsequent Events,” the note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000 which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 has signed a non binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

2.	Inventories

Inventories consist of the following as of:

	June 30,	December 31,
	2011	2010
Raw materials	$402,940	$503,459
Finished goods	262,531	257,709
	665,471	761,168
Allowance for obsolescence	(155,139)	(245,506)
Inventories, net	$510,332	$515,662

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of June 30, 2011, the 2005 Plan had a total of 340,000 options outstanding and 2,560,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of June 30, 2011, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the three or six months ended June 30, 2011 or 2010.

For the three months ended June 30, 2011 and 2010, the Company recognized $0 and $18,720, respectively, of stock-based compensation costs.  During the six months ended June 30, 2011 and 2010, the Company recognized $0 and $72,939, respectively, of stock-based compensation costs.  The 2010 compensation cost includes a one-time charge of $28,812 for the true-up of stock options that became fully vested during the first quarter of 2010 quarter.  These costs are reflected in operating expenses.

Stock option activity was as follows for the six months ended June 30, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2011	1,462,000	$1.21	2.79
Granted	-	-
Forfeited / Expired	(272,000)	$0.88
Exercised	-	-

Outstanding, June 30, 2011	1,190,000	$0.91	1.92	$-
Exercisable, June 30, 2011	1,190,000	$0.91	1.92	$-

As of January 1, 2011, all stock options had vested and, accordingly, all stock-based compensation cost was recognized.

4.	Securities Purchase Agreements

The Company entered into four separate securities purchase agreements (the “2006 SPA,” the “2007 SPA,” the “April 2008 SPA” and the “July 2008 SPA,” collectively the “SPAs”) with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the “2006 Notes,” the “2007 Notes,” the “April 2008 Notes” and the “July 2008 Notes”), warrants to purchase shares of common stock (the “2006 Warrants,” the “2007 Warrants,” “the April 2008 Warrants,” the “July 2008 Warrants” and the “Replacement Warrants,” collectively the “Warrants”) and the issuance of common stock (the “April 2008 Stock” and the “July 2008 Stock”).  Following is a summary of the securities issued pursuant to the terms of the SPAs.

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

Notes

Information relating to the Notes is as follows:

							As of June 30, 2011
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value
2006 Notes(1)	$8,804,909	9.25	%(3)	7/31/2008	$0.44	$0.44	$4,987,137	$-	$4,987,137
2007 Notes(2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	3,084,046	-	3,084,046
April 2008 Notes(7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,288,392	-	2,288,392
July 2008 Notes(7)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	576,808	-	576,808
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00	176,471	(8,165)	168,306
	$16,856,380						$11,112,854	$(8,165)	$11,104,689

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
(7) Interest for the first two years of the April 2008 Notes and July 2008 Notes was deducted from the proceeds.  Interest for the first year of the July 2010 Note was deducted from the proceeds.  Prepaid interest is reflected in the accompanying consolidated balance sheets as follows for the period ended:

	June 30,	December 31,
	2011	2010
April 2008 Notes	$-	$53,125
July 2008 Notes	-	49,583
July 2010 Notes	2,206	-
	$2,206	$102,708

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:
Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at June 30, 2011	Fair Value of Warrant Liability as of June 30, 2011	Fair Value of Warrant Liability as of December 31, 2010
L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$72,813	$170,656
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	23,300	54,610
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	23,664	55,463
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	7,573	17,748
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	26,600	130,900
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	11,400	56,100
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	38,750	363,125
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	15,500	145,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A
	60,844,917				8,502,114	69,347,031	$219,600	$993,852

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The April 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	The fair value of the Series O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:
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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	June 30, 2011				June 30, 2010
	2006 Notes	2007 Notes	April 2008 & July 2008 Notes	July 2010 Notes	2006 Notes	2007 Notes	April 2008 & July 2008 Notes
Stock price	$0.01	$0.01	$0.01	$0.01	$0.28	$0.28	$0.28
Exercise price	$0.009	$0.009	$0.009	$0.009	$0.25	$0.50	$0.24
Expected life (in years)	0.75	1.25	1.00	1.00	0.75	1.50	1.26
Volatility	302%	247%	270%	270%	108%	148%	147%
Risk-free rate of return	0.14%	0.26%	0.19%	0.19%	0.27%	0.47%	0.40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants		2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants
Stock price	$0.01	$0.01	$0.01		$0.28	$0.28	$0.28
Exercise price	$0.44	$0.50	$0.50		$0.44	$0.50	$0.50
Expected life (in years)	0.75	1.50	2.76		0.75	1.50	2.76
Volatility	302%	229%	207%		108%	148%	144%
Risk-free rate of return	0.14%	0.32%	0.72%		0.27%	0.47%	0.91%
Expected dividend yield	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$4,448,440	$-		$2,584,949	$2,145,060
Accrued interest added to principal balance	102,871	(64,326	)*	64,326	-
Amortization of debt discount	-	64,326	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(544,996)	(1,090,439)
Balance, March 31, 2010	4,551,311	-		2,104,279	1,054,621
Accrued interest added to principal balance	105,249	(48,562	)*	48,562	-
Amortization of debt discount	-	48,562	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(110,976)	1,464,531
Balance, June 30, 2010	4,656,560	-		2,041,865	2,519,152
Accrued interest added to principal balance	107,683	(47,660	)*	47,660	-
Amortization of debt discount	-	47,660	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		105,763	(1,607,800)
Balance, September 30, 2010	4,764,243	-		2,195,288	911,352
Accrued interest added to principal balance	110,173	(50,694	)*	50,694
Amortization of debt discount	-	50,694	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		120,818	(612,875)
Balance, December 31, 2010	4,874,416	-		2,366,800	298,477
Accrued interest added to principal balance	112,721	(54,766	)*	54,766	-
Amortization of debt discount	-	54,766	*	-	-
Change in fair value of conversion option and detachable warrant liabilities				1,013,371	35,818
Balance, March 31, 2011	4,987,137	-		3,434,937	334,295
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,108,899	(206,945)
Balance, June 30, 2011	$4,987,137	$-		$4,543,836	$127,350

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 31, 2008. Accordingly, all discount is immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$2,752,309	$(877,592)	$519,085	$943,000
Accrued interest added to principal balance	63,349	(12,898)	12,898	-
Amortization of debt discount	-	396,131	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,303	4,000
Balance, March 31, 2010	2,815,658	(494,359)	533,286	947,000
Accrued interest added to principal balance	64,814	(13,170)	13,170	-
Amortization of debt discount	-	380,647	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	298,674	520,000
Balance, June 30, 2010	2,880,472	(126,882)	845,130	1,467,000
Accrued interest added to principal balance	66,313	(45,130)	45,130	-
Amortization of debt discount	-	172,012	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	798,845	(769,000)
Balance, September 30, 2010	2,946,785	-	1,689,105	698,000
Accrued interest added to principal balance	67,846	(38,890)*	38,890	-
Amortization of debt discount	-	38,890 *	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(2,956)	(511,000)
Balance, December 31, 2010	3,014,631	-	1,725,039	187,000
Accrued interest added to principal balance	69,415	(39,686)*	39,686	-
Amortization of debt discount	-	39,686 *	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	516,034	(66,000)
Balance, March 31, 2011	3,084,046	-	2,280,759	121,000
Change in fair value of conversion option and detachable warrant liabilities	-	-	597,684	(83,000)
Balance, June 30, 2011	$3,084,046	$-	$2,878,443	$38,000

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was August 1, 2010. Accordingly, all discount is immediately amortized.

Activity in the April 2008 Notes and 2008 Warrants is as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance,January 1, 2010	$2,125,000	$(431,192)		$1,670,404	$655,625
Amortization of debt discount	-	431,192		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(52,348)	53,125
Balance, March 31, 2010	2,125,000	-		1,618,056	708,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		(60,913)	512,500
Balance, June 30, 2010	2,125,000	-		1,557,143	1,221,250
Accrued interest added to principal balance	53,125	(29,974	)*	29,974	-
Amortization of debt discount	-	29,974	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(358,624)	(538,750)
Balance, September 30, 2010	2,178,125	-		1,228,493	682,500
Accrued interest added to principal balance	54,453	(30,712	)*	30,712	-
Amortization of debt discount	-	30,712	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		30,437	(319,375)
Balance, December 31, 2010	2,232,578	-		1,289,642	363,125
Accrued interest added to principal balance	55,814	(32,235	)*	32,235	-
Amortization of debt discount	-	32,235	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		444,151	(176,250)
Balance, March 31, 2011	2,288,392	-		1,766,028	186,875
Change in fair value of conversion option and detachable warrant liabilities	-	-		495,442	(148,125)
Balance, June 30, 2011	$2,288,392	$-		$2,261,470	$38,750

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was March 31, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2008 Notes and Warrants is as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance, Januaary 1, 2010	$850,000	$(364,583)		$668,161	$262,250
Amortization of debt discount	-	156,250		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(20,939)	21,250
Balance, March 31, 2010	850,000	(208,333)		647,222	283,500
Amortization of debt discount	-	156,250		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(42,684)	205,000
Balance, June 30, 2010	850,000	(52,083)		604,538	488,500
Conversion of notes to common stock	(150,000)	-		(113,286)	-
Amortization of debt discount	-	52,083		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(96,442)	(215,500)
Balance, September 30, 2010	700,000	-		394,810	273,000
Conversion of notes to common stock	(150,000)	-		(90,016)	-
Accrued interest added to principal balance	12,250	(6,909	)*	6,909	-
Amortization of debt discount	-	6,909	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		13,079	(127,750)
Balance, December 31, 2010	562,250	-		324,782	145,250
Accrued interest added to principal balance	14,558	(8,408	)*	8,408	-
Amortization of debt discount	-	8,408	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		112,235	(70,500)
Balance, March 31, 2011	576,808	-		445,425	74,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		124,597	(59,250)
Balance, June 30, 2011	$576,808	$-		$570,022	$15,500

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 28, 2010. Accordingly, all discount is immediately amortized.

Activity for the July 2010 Notes is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability
Balance, July 27, 2010 (Inception)	$176,471	$(97,973)	$97,973
Amortization of debt discount	-	16,329	-
Change in fair value of conversion option liability	-	-	1,559
Balance, September 30, 2010	176,471	(81,644)	99,532
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	2,406
Balance, December 31, 2010	176,471	(57,151)	101,938
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	31,765
Balance, March 31, 2011	176,471	(32,658)	133,703
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	40,692
Balance, June 30, 2011	$176,471	$(8,165)	$174,395

A summary of the balances as of June 30, 2011 is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,987,137	$-	$4,543,836	$127,350
2007 Notes	3,084,046	-	2,878,443	38,000
April 2008 Notes	2,288,392	-	2,261,470	38,750
July 2008 Notes	576,808	-	570,022	15,500
July 2010 Notes	176,471	(8,165)	174,395	-
Balance, June 30, 2011	$11,112,854	$(8,165)	$10,428,166	$219,600

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	70,514,126	$0.51
Granted	-	-
Cancelled/forfeited	(366,385)	$(0.52)
Exercised	-	-
Outstanding at June 30, 2011	70,147,741	$0.51

The following tables summarize warrants outstanding at June 30, 2011:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.43-1.20	70,147,741	2.61 years	$0.51	59,347,741

Series	Issue Date	Outstanding at January 1, 2011	Granted	Exercised / Forfeited	Outstanding at June 30, 2011
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	(366,385)	800,710
		70,514,126	-	(366,385)	70,147,741

6.	Fair Value Disclosures

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2011.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liabilities	$10,428,166	$-	$-	$10,428,166
Detachable warrant liabilities	219,600	-	-	219,600
	$10,647,766	$-	$-	$10,647,766

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

Effective July 1, 2011, the Company sold an exclusive, worldwide, perpetual, irrevococable, fully paid, transferable and sublicensable right and license in all of the Company’s registered patent and patent applications for $384,000.  The license is exclusive even to the Company, such that the Company no longer has any rights to its intellectual property.

On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided the Company with notice of default on the notes payable and demanded repayment in full.  They also informed the Company of their intent to exercise their rights and remedies against the Company’s assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of the Company’s assets.  CCE was the only bidder and the assets of the Company were acquired for $100,000 which amount was credited against outstanding notes.

On August 1, 2011, the Company terminated the lease of its existing facility effective August 31, 2011.

On August 19 the Company signed a non binding letter of intent for a merger transaction with an interested partner. The merger is contingent on the outcome of due diligence and a definitive Merger Agreement to be agreed upon by all parties, including the current note-holder, in the near future. There can be no guarantee that this transaction will be consummated. Management believes that a comprehensive financial restructuring with the utilization of the public shell entity as a reverse merger vehicle for a new entity is the only way to preserve any value for the public shareholders. Should such a transaction be consummated, the resultant debt for equity exchange will most likely result in a near total loss of shareholder value.   Should a restructuring be unachievable, Raptor will permanently cease operations resulting in a total loss of shareholder value.

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

 As disclosed in previous filings, the Company shifted its principal operating model from product sales to licensing, enabling a substantial reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company has not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.

As of July 31, 2011, all of our convertible notes payable have fully matured, representing a total principal amount outstanding of $11,112,854 and accrued interest of $516,554 as of June 30, 2011.  The Company did not repay these amounts.  Consequently, the note holders exercised their right as a secured lender against substantially all of the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 has signed a non-binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

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

For further details on the above, see the language included under “risk factors” starting on page 8 of our annual report on Form 10-K for the year ended December 31, 2010, “conclusion on capital resources and liquidity” on page 11 of this Form 10-Q, “presentation as a going concern” on page F-5 of this form 10-Q, “subsequent events” on page F-21 of the Form 10-Q and the Forms 8-K filed on July 11, 2011 and August 4, 2011.

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

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $88,544,948 through June 30, 2011.  At June 30, 2011, we had a deficit in working capital of $21,973,012 of which $10,647,766 relates to the fair value of derivative financial instruments.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  Our provision for excess and obsolete inventories decreased from $245,506 at December 31, 2010 to $155,139 at June 30, 2011 due to the sale of inventory for which we had previously provided an obsolescence reserve and the return of inventory on loan that was previously included in the obsolescence reserve.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following table sets forth selected financial data regarding our financial position and operating results for the three and six months ended June 30, 2011 and 2010.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2011	2010	($)	(%)	2011	2010	($)	(%)
REVENUE, NET	$171	$392,449	$(392,278)	-100%	$353,281	$819,688	$(466,407)	-57%
COST OF SALES	27,008	243,065	(216,057)	-89%	218,489	459,250	(240,761)	-52%
GROSS (LOSS) PROFIT	(26,837)	149,384	(176,221)	-118%	134,792	360,438	(225,646)	-63%
OPERATING EXPENSES
Salary expense and salary related costs	108,707	153,067	(44,360)	-29%	221,447	372,245	(150,798)	-41%
Research and development	108	479	(371)	-77%	5,537	17,142	(11,605)	-68%
Selling, general and administrative	64,378	87,483	(23,105)	-26%	154,878	227,010	(72,132)	-32%
Total operating expenses	173,193	241,029	(67,836)	-28%	381,862	616,397	(234,535)	-38%
Loss from operations	(200,030)	(91,645)	(108,385)	118%	(247,070)	(255,959)	8,889	-3%
OTHER INCOME (EXPENSE)
Other income	4	2	2	100%	5	4	1	25%
Change in fair value of warrant and conversion option liabilities	(1,869,994)	(2,786,132)	916,138	-33%	(3,710,618)	(1,157,088)	(2,553,530)	221%
Amortization of discount on convertible debt	(24,494)	(590,473)	565,979	-96%	(184,082)	(1,638,372)	1,454,290	-89%
Interest expense	(266,913)	(251,911)	(15,002)	6%	(534,503)	(502,102)	(32,401)	6%
Loss on sale of property and equipment	-	-	-	0%	(1,697)	-	(1,697)	0%
Miscellaneous income	525,065	86,619	438,446	506%	525,065	86,619	438,446	506%
Total other income (expense)	(1,636,332)	(3,541,895)	(1,905,563)	54%	(3,905,830)	(3,210,939)	(694,891)	22%
Loss before income taxes	(1,836,362)	(3,633,540)	(1,797,178)	49%	(4,152,900)	(3,466,898)	(686,002)	20%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET LOSS	$(1,836,362)	$(3,633,540)	$(1,797,178)	49%	$(4,152,900)	$(3,466,898)	$(686,002)	20%

Net Revenues

Net revenues decreased by $392,278 for the three months ended June 30, 2010 to $171 for the three months ended June 30, 2011.  Net revenues decreased from $819,688 for the six months ended June 30, 2010 to $353,281 for the six months ended June 30, 2011.  By 2010, the Company had become largely dependent on U.S. Government contracts as its source of revenue.  In March 2011, funding for government contracts ran out because the government had not approved its budget for fiscal 2011.  In addition, the Company was unable to generate significant commercial business due to its lack of sales resources.

Gross (Loss) Profit

Gross profit for the three months ended June 30, 2010 was $149,384 as compared to gross loss of $26,837 for the three months ended June 30, 2011.  The change from 2010 is attributable to lower revenues.  Additionally, the Company wrote off $16,425 of license fees in each quarter of 2011 due to lower revenue expectations.  In 2011, the Company also wrote off $5,676 of inventory on loan to third parties that we were unable to get back and we charged $4,000 related to post-sales support and royalty settlements with third parties.  Cost of good sold in 2010 was attributable to normal margins on our products and services.

Operating Expenses

The decrease in operating expenses in the second quarter of 2011 compared to the same period of 2010 was $67,836 or 28%.  The decrease in operating expenses in for the six months ended June 30, 2011 compared to the same period of 2010 was $234,535 or 38%.  These decreases resulted from the following.

Salary Expenses

Salary and salary-related expenses decreased by $44,360 in the second quarter of 2011 compared to the same period in 2010, a 29% decrease and by $150,798 in the second half of 2011 compared to the same period in 2010, a 41% decrease.  The decrease of expenses incurred in 2011 partially resulted from the complete vesting of stock-options in the fourth quarter of 2010.  Accordingly, no stock-based compensation costs were recorded in 2011.  Additionally, effective March 31, 2011, due to the lack of revenues, the Company terminated 4 of its engineering and R&D personnel due to lack of revenues.

Research and Development

Research and development expenses were immaterial for the three and six months ended June 30, 2011 and 2010.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $87,483 in the second quarter of 2010 to $64,378 or 26% in the first quarter of 2011.  SG&A decreased from $227,010 to $154,878 or 32% for the six months ended June 30, 2011 compared to the same period of 2010 and resulted from the following:

Audit fees decreased by $8,659 in the second quarter of 2011 as compared to 2010 and by $6,638 in the first half of 2011 compared to 2010.  The decrease results from the Company not engaging our predecessor auditors to review our financial statements and Form 10-Q for the first and second quarters of 2010.

Legal fees increased by $11,636 and $14,766, respectively, for the three and six months ended June 30, 2011 over the three and six months ended June 30, 2010.  These increases are due to additional work for legal advice, drafting legal agreements for contracts entered into in the second and third quarters of 2011 and assistance with the Forms 8-K required as a result of the above-mentioned contracts.

Office expense decreased by $3,404 during the second quarter of 2011 compared to 2010 and by $8,970 during the first half of 2011 compared to 2011 due to lower freight costs due to a reduction of product sales in 2011.  Additionally, in 2011, office expenses for copying and mailing decreased due to lower levels of sales/procurement activity.

Consulting expenses decreased from $12,730 in the second quarter of 2010 to $1,630 in the same period in 2011 and decreased from $48,945 in the first half of 2010 to $2,430 in the first half of 2011 due to the lack of revenues.  The decrease in revenues resulted in decreased sales commissions in 2011.

Accounting fees decreased by $3,331 and $5,761, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010.  The decrease is attributable to less time incurred by our consultant due to familiarity and no financings in 2011.  Additionally, the Company was able to negotiate a lower rate in 2011 over 2010.

Travel expenses increased by $2,625 in the second quarter of 2011 compared to the same period in 2010 and decreased by $2,627 for the first half of 2011 compared to the first half of 2010.  The increase was due to gross travel expenses of $14,914 in the second quarter of 2010 compared to gross travel expenses of $7,170 in the comparable period of 2011. However, in 2010, travel expenses were reduced by $7,455 that we were able to bill the government.  Travel expenses decreased by $2,627 in the first half of 2011 compared to the first half of 2011 due to a reduction in the number of trips taken in 2011 a result of lower product sales and other cost-cutting measures.

Personal property tax expense decreased by $6,067 for the three and six months ended June 30, 2011 over the same period in 2010 due to a timing difference in the receipt of the tax bill.  The tax bill was received in the third quarter of 2011.  Due to immateriality, the Company does not accrue for personal property taxes on a monthly basis.

Marketing expense in 2010 was mainly comprised of $10,019 related to equipment loaned to a company for a two-year period.  We believe that at the end of the two-year period, the equipment will have no residual value and therefore we expensed the entire amount as marketing costs in the first quarter of 2010.  We did not incur any marketing expense in 2011.

Insurance expense increased by $2,258 for the second quarter of 2011 compared to the second quarter of 2010 due to an increase in the premium on our D&O policy.  The increase in insurance for the first half of 2011 compared to the first half of 2010 was not material.

The inventory variance was ($131) in the second quarter of 2010 compared to ($7,024) in the second quarter of 2011 as a result of timing differences.  The change in inventory variance was not material for the first half of 2011 compared to the same period in 2010.

Net Other Income (Expense)

Net other expense was $1,636,332 for the three months ended June 30, 2011 as compared to net other expense of $3,541,895 for the same period in 2010 and was $3,905,820 for the six months ended June 30, 2011 as compared to $3,212,636 for the same period in 2010.  These changes resulted from the following:

•
For the three months ended June 30, 2011, the fair values of our conversion option and warrant liabilities increased by $1,869,994 compared to an increase in their fair value of $2,786,132 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, the fair values of our conversion option and warrant liabilities increased by $3,710,618 compared to an increase of $1,157,088 for the comparable period in 2010.  The increase in fair value in 2011 is mainly due to substantially increased volatilities during the period than those calculated in 2010.  In 2010, our stock price increased from $0.17 at December 31, 2009 to $0.18 at March 31, 2010 and $0.28 at June 30, 2010, resulting in an increase in the fair values of our derivatives in 2010.  This increase was partially offset by a decrease in volatilities ranging from 141% to 178% at December 31, 2009 to volatilities ranging from 108% to 148% at June 30, 2010.

•
Amortization of the discount on convertible debt was $24,494 for the three months ended June 30, 2011 as compared to $590,473 for comparable period in 2010.  Amortization of the discount on convertible debt was $184,082 for the six months ended June 30, 2011 as compared to $1,638,372 for the comparable period in 2010.  The decreases resulted primarily from all of the notes except the July 2010 Note becoming fully amortized by December 31, 2010.  Additionally, in the second quarter of 2011, the note holders no longer allowed the Company to add the accrued interest payable to the principal balance of the Notes.  Since all of the Notes, except the July 2010 Notes were past due, the increase in the fair value of the conversion feature due to the increased principal was being amortized immediately through March 31, 2011.  During the three months ended June 30, 2011, the principal balance of the Notes did not increase and consequently, additional amortization expense was not recorded.

•
Interest expense increased by 6% for the three and six months ended June 30, 2011 as compared to the comparable periods in 2010.  The slight increase is attributable to the July 2010 Note entered into in the third quarter of 2010 and increase principal balances due to the addition of accrued interest added to principal through March 31, 2011.

•
Miscellaneous income increased to $525,065 for the three and six months ended June 30, 2011 from $86,619 for the comparable periods in 2010.  In both 2011 and 2010, miscellaneous income resulted from the write-off of liabilities accrued in prior years to their ultimate settlement amounts.

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

For the years ended December 31, 2010 and 2009, we incurred net losses of $468,871 and $12,694,997, respectively.  Since our inception, including the year ended December 31, 2010, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of June 30, 2011, we had a deficit in working capital of $21,973,012, of which $10,647,766 related to the fair value of derivative financial instruments.

Throughout 2009 and 2010, the Company was not able to service any of its note debt in cash and all interest on the 2006, 2007 and 2008 notes was, with the approval of the note holders, added to the principal balances of the notes.  Additionally, notes with an aggregate principal balance of $10,936,383 as of June 30, 2011 have  now matured and are subject to repayment in full upon demand..  The July 2010 Note matured on July 31, 2011 and is subject to repayment in full upon demand.  The Company does not have the funds to repay the July 2010 Note.

As mentioned before under the heading “Subsequent events” in this quarterly report the Company sold an exclusive right to its registered patents effective July 1, 2011 and on July 6, 2011, the noteholder provided the Company with notice of default on the notes payable and demanded repayment in full. On August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale leaving the Company without any rights to its intellectual property and without any assets.

2006, 2007 and 2008 Note Financings

On July 30, 2006, we entered into financing agreements with 3 accredited investors.  On January 22, 2007, we subsequently entered into Amendment and Exchange Agreements with the same investors providing certain amendments to the July 30, 2006 agreements and increasing the total financing to $8,804,909.  The 2006 Notes, as amended, are convertible into shares of the Company’s common stock at the lower of $0.43948 or the optional conversion price, defined as 90% of the arithmetic average of the weighted-average prices of the common stock on each of the five consecutive trading days immediately preceding the applicable optional conversion/redemption date.  In the aggregate, we issued series L-1 warrants to purchase an aggregate of 22,754,163 shares of common stock, series L-2 warrants to purchase an aggregate of 7,281,332 shares of common stock, series M-1 warrants to purchase an aggregate of 7,395,103 shares of common stock and series M-2 warrants to purchase an aggregate of 2,366,433 shares of common stock.  All these warrants have a strike price of $0.43948.  The Company received aggregate gross proceeds from these financings of $6.6 million.  These notes bear interest at 9.25% per annum, which increases to 15% in case of a default.  The entire outstanding principal balance of $4,987,137 as of June 30, 2011, including any outstanding fees or interest, is currently due and payable in full since the original maturity date of the notes was July 31, 2008.

On July 31, 2007, we entered into a financing agreement with the same investors involved in the June 2006 and January 2007 financings for total gross proceeds of $3.5 million for the issuance of senior secured convertible notes in the aggregate principal amount of $3.5 million, series N warrants to purchase up to an aggregate of 7,000,000 shares of the Company’s common stock (includes dilution from the April 1, 2008 financing), series O warrants to purchase up to an aggregate of 4,550,000 shares of the Company’s common stock (includes dilution from April 2008 financing) and series P warrants to purchase up to an aggregate of 3,000,000 shares of common stock (includes dilution from April 2008 financing).  The agreement also granted the investors a first priority perfected security interest in all of our assets.  The secured notes bear interest at 9.25% per annum, which may be increased to 15% in case of default.  The initial fixed conversion price of the note was $1.20 but was reduced to $0.50 per share in April 2008.  The July 2007 Notes are convertible into shares of the Company’s common stock at the lower of $0.50 or the optional conversion price, defined as the lower of (i) 90% of the arithmetic average of the lowest weighted-average price of the common stock during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 90% of the arithmetic average of the lowest weighted average price of the common stock during any three consecutive trading day period during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The strike price for the N, O and P warrants was initially $1.20 but was reduced to $0.50 in April 2008. The N and P warrants were immediately exercisable.  The O warrants become exercisable on a mandatory conversion called by the Company.  The entire outstanding principal of $3,084,046 at June 30, 2011, including any outstanding fees or interest, is currently due and payable in full since the notes matured on August 1, 2010.

On April 1, 2008, we entered into a financing agreement with the same investors involved in the previous financings.  For total gross proceeds of $3.125 million, we issued senior secured convertible notes in the aggregate principal amount of $3.125 million, series Q warrants to purchase up to an aggregate of 6,250,000 shares of the Company’s common stock and 3,125,000 shares of our common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes bear interest at 10% per annum, which may be increased to 15% in the event of default.  The April 2008 Notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date (“measuring period”) and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the first three consecutive trading day period of such measuring period and (iii) the arithmetic average of the weighted average price of the common stock during the last three consecutive trading day period of such measuring period.  The Q warrants initially carried a strike price of $1.00 that was reduced to $0.50 in July 2008 and were immediately exercisable.  The entire outstanding principal balance of $2,288,392 at June 30, 2011, including any outstanding fees and interest is currently due and payable in full since the maturity date was March 31, 2010.

On July 28, 2008 we entered into a financing agreement with the same investors involved in the 2006, 2007 and April 2008 financings.  For total gross proceeds of $1.25 million, we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes bear interest at 10% per annum, which may be increased to 15% in the event of default.  The July 2008 notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the three lowest trading days with the lowest weighted average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The R warrants carry a strike price of $0.50 per share and are immediately exercisable.  The entire outstanding principal balance of $576,808 at June 30, 2011 including any outstanding fees or interest, is currently due and payable in full since the maturity date was July 28, 2010.

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

On July 31, 2011, the July 2010 Note matured and the Company did not repay the principal due to lack of funds.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2011 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1
Disclosures re entering into an agreement with California Capital Equity L.L.C. re the granting of an exclusive license of the Company’s intellectual property (incorporated herein by reference to a Form 8-K filed with the SEC on July 11, 2011.

10.2	Disclosure re completion of an acquisition of the Company’s assets by California Capital Equity L.L.C. (incorporated herein by reference to a Form 8K filed with the SEC on August 4, 2011).
31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Bob van Leyen
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