Form 10-Q/A
period 2011-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2011-10-20
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

As of October, 2011, there were 88,080,979 shares of the issuer’s common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

The sole purpose of the Amendment No. 1 on Form 10–Q/A to our quarterly report on Form 10–Q for the period ended June 30, 2011 originally filed with the Securities and Exchange Commission  (the “SEC”) on October 13, 2011 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q.  As permitted by Rule 405 (a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-Q filing, as well as  our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing on October 13, 2011.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

As required, currently dated certifications from the Company’s principal executive officer and principal financial officer have been included as exhibits to this amendment.

PART II-OTHER INFORMATION

Item 6.              EXHIBITS.

Exhibit Number	Description

10.1 10.2
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

31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS x	XBRL Instance Document
101.SCH x	Taxonomy Extension Schema Document
101.CAL x	Taxonomy Calculation Linkbase Document
101.LAB x	Taxonomy Extension Label Linkbase Document
101.PRE x	Taxonomy Extension Presentation Linkbase Document
101.DEF x	Taxonomy Extension Definition Linkbase Document

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: October 20, 2011	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
Chief Executive Officer
(principal executive officer)

Date: October 20, 2011	By:	/s/ Bob van Leyen
Bob van Leyen
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Calculation Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document