Form 10-Q
period 2011-09-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2011-11-18
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Colorado		84-1573852
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of November 18, 2011, there were 88,080,979 shares of the issuer’s common stock, $0.001 par value, outstanding.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,555	$82,777
Refunds receivable	3,843	-
Assets of discontinued operations	30,103	737,747
Total current assets	54,501	820,524
ASSETS OF DISCONTINUED OPERATIONS	-	42,087
TOTAL ASSETS	$54,501	$862,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued interest payable	$779,242	$253,106
Detachable warrant liabilities	422,518	993,852
Conversion option liabilities	13,782,004	5,808,201
Senior convertible notes payable, net of debt discount of $0 and $57,151 at September 30, 2011 and December 31, 2010, respectively	11,012,854	10,803,195
Liabilities of discontinued operations	2,984	786,927
Total current liabilities	25,999,602	18,645,281
LIABILITIES OF DISCONTINUED OPERATIONS	-	14,931
TOTAL LIABILITIES	25,999,602	18,660,212
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 200,000,000 shares authorized; 88,080,979 shares issued and outstanding at September 30, 2011 and December 31, 2010	88,081	88,081
Additional paid-in capital	66,506,366	66,506,366
Accumulated deficit	(92,539,548)	(84,392,048)
Total stockholders' deficit	(25,945,101)	(17,797,601)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,501	$862,611

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Continuing Operations:
OPERATING EXPENSES
General and administrative	$529	$2,646	$39,902	$61,572
Total operating expenses	529	2,646	39,902	61,572
Loss from operations	(529)	(2,646)	(39,902)	(61,572)
OTHER INCOME (EXPENSE)
Interest income	-	1	5	5
Change in fair value of conversion option and warrant liabilities	(3,556,756)	2,679,949	(7,267,374)	1,522,861
Amortization of discount on convertible debt	(8,165)	(318,059)	(192,247)	(1,956,431)
Interest expense	(265,013)	(260,642)	(799,516)	(762,744)
Total other income (expense)	(3,829,934)	2,101,249	(8,259,132)	(1,196,309)
Income (loss) before income taxes	(3,830,463)	2,098,603	(8,299,034)	(1,257,881)
Income tax benefit	-	-	-	-
Net income (loss) from continuing operations	(3,830,463)	2,098,603	(8,299,034)	(1,257,881)
Discontinued operations:
Gain on disposal of discontinued operations	612	-	523,980	86,619
Loss from discontinued operations	(164,749)	(17,239)	(372,446)	(214,272)
Loss from discontinued operations, net of tax	(164,137)	(17,239)	151,534	(127,653)
NET INCOME (LOSS)	$(3,994,600)	$2,081,364	$(8,147,500)	$(1,385,534)

Income (loss) per share - basic
Continuing operations	$(0.04)	$0.02	$(0.09)	$(0.01)
Discontinued operations	$-	$-	$-	$-
Weighted average number of shares outstanding - basic	88,080,979	86,678,955	88,080,979	86,177,584

Income (loss) per share - diluted
Continuing operations	$(0.04)	$0.01	$(0.09)	$(0.01)
Discontinued operations	$-	$-	$-	$-
Weighted average number of shares outstanding - diluted	88,080,979	158,216,901	88,080,979	86,177,584

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2011	88,080,979	$88,081	$66,506,366	$(84,392,048)	$(17,797,601)

Net loss	-	-	-	(8,147,500)	(8,147,500)

Balance, September 30, 2011	88,080,979	$88,081	$66,506,366	$(92,539,548)	$(25,945,101)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,147,500)	$(1,385,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,728	8,077
Amortization of discount on convertible debt and debt issuance costs	192,247	1,956,431
Stock-based compensation	-	91,865
Common stock issued for services	-	42,000
Change in fair value of conversion option and warrant liabilities	7,267,374	(1,522,861)
Gain on disposal of discontinued operations	(523,980)	(86,619)
Change in inventory reserve	(90,367)	18,917
Changes in operating assets and liabilities:
Accounts receivable	143,568	(199,367)
Inventories	106,247	60,852
Prepaid expenses and other assets	44,571	123,353
Deposits	1,560	-
Accounts payable and accrued liabilities	563,588	606,758
Deferred revenue	(11,108)	19,626
Net cash used in operating activities	(447,072)	(266,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	384,000	-
Proceeds from sale of property and equipment	850	-
Net cash provided by investing activities	384,850	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	-	150,000
Net cash provided by financing activities	-	150,000
Net decrease in cash and cash equivalents	(62,222)	(116,502)
CASH AT BEGINNING OF PERIOD	82,777	162,242
CASH AT END OF PERIOD	$20,555	$45,740
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,872	$12,985
Cash paid for income taxes	$1,600	$1,651

(Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

	2011	2010
Accrued interest payable added to principal balance	$252,508	$563,404
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$135,096	$261,720
Conversion of notes payable to common stock	$-	$150,000
Reduction of conversion option liabilities upon conversion	$-	$113,286
Increase in accrued payables from reduction of conversion option liabilities	$-	$(7,320)
Prepaid interest deducted from gross proceeds of note payable	$-	$26,471
Discount on note payable	$-	$97,973
Reduction in note payable as a result of foreclosure	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The December 31, 2010 consolidated balance sheet was derived from audited financial statements as of December 31, 2010.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2010 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations expected for the full year or for any other period.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $8,147,500 for the nine months ended September 30, 2011.  Additionally, the Company also has an accumulated deficit of $92,539,548 and a working capital deficit of $25,945,101 as of September 30, 2011, of which $14,204,522 relates to the fair value of derivative financial instruments.  In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company had not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  In addition, on August 1, 2011, all of the Company’s remaining assets were sold during a public foreclosure sale.  For further details on these transactions, see the disclosures in the Forms 8-K filed by the Company on July 11, 2011 and August 4, 2011.  As a result of the above transactions, the Company classified all of its operations as discontinued operations, except certain general and administrative expenses related to the public shell company, such as EDGAR fees, audit fees and legal expenses related to review of public filings and amounts related to the Company’s convertible debt (see Note 2).

Presentation as a Going Concern

The Company’s service contract with a Government prime contractor was almost depleted as of March 31, 2011 and consequently, revenues for the quarter under review amounted to close to zero.  Taking into account the current status of the U.S. Government budget and the fact that the Company no longer has any rights in or to its intellectual property, the Company is no longer able to generate future revenue in its current line of business.

In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company had not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.

All of our convertible notes payable (see Note 4) have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter (see Note 2).  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

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

Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation.  Such reclassifications had no impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

2.	Discontinued Operations

On July 5, 2011, the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  Additionally, as of July 31, 2011, the Company had defaulted on all of its secured and unsecured notes payable.  On August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale pursuant to remedies available under the terms of the secured notes.  For further details on these transactions, see the disclosures in the Forms 8-K filed by the Company on July 11, 2011 and August 4, 2011.  As a result of the above transactions, the Company classified all of its operations as discontinued operations, except certain general and administrative expenses related to the public shell company, such as EDGAR fees, audit fees and legal expenses related to review of public filings and expenses related to the convertible debt.

Following is a summary of assets and liabilities included in discontinued operations as of:

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $0	$-	143,568
Inventories, net	-	515,662
Prepaid interest	-	15,441
Prepaid insurance	30,103	16,133
License fees	-	32,850
Other current assets	-	14,093
Total current assets	30,103	737,747
PROPERTY AND EQUIPMENT, NET	-	40,527
DEPOSITS	-	1,560
TOTAL ASSETS	$30,103	$779,834
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,984	$95,615
Current portion of legal settlement payable	-	100,955
Deferred revenue	-	11,108
Accrued liabilities	-	579,249
Total current liabilities	2,984	786,927
LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	-	14,931
TOTAL LIABILITIES	$2,984	$801,858

Following are operating results included in discontinued operations for the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE, NET	$13,731	$526,617	$367,012	$1,346,305
COST OF SALES	3,799	288,407	222,288	747,657
GROSS PROFIT	9,932	238,210	144,724	598,648
OPERATING EXPENSES
Salary expense and salary related costs	131,751	143,220	353,198	515,465
Research and development	-	2,993	5,537	20,135
Marketing and selling	-	48,945	-	60,808
General and administrative	42,930	60,291	158,435	216,512
Total operating expenses	174,681	255,449	517,170	812,920
Loss from operations	(164,749)	(17,239)	(372,446)	(214,272)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	(431,034)	-	(431,034)	-
Gain on sale of intellectual property	384,000	-	384,000	-
Loss on sale of property and equipment	-	-	(1,697)	-
Miscellaneous income	47,646	-	572,711	86,619
Total gain (loss) on disposal of discontinued operations	612	-	523,980	86,619
Income (loss) before income taxes	(164,137)	(17,239)	151,534	(127,653)
Income tax benefit	-	-	-	-
NET INCOME (LOSS)	$(164,137)	$(17,239)	$151,534	$(127,653)

Loss on Foreclosure

On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided the Company with notice of default on the notes payable and demanded repayment in full.  They also informed of their intent to exercise their rights and remedies against the Company’s assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of the Company’s assets.  CCE was the only bidder and the assets of the Company were acquired for $100,000.

The following assets were acquired by CCE, resulting in a loss on foreclosure of $431,034 for the three and nine months ended September 30, 2011.

Net proceeds	$100,000
Net book value of assets acquired:
Inventories	510,083
Property and equipment	20,951
531,034
Loss on foreclosure	$(431,034)

Gain on Sale of Intellectual Property

Effective July 1, 2011, the Company sold an exclusive, worldwide, perpetual, irrevococable, fully paid, transferable and sublicensable right and license in all of the Company’s registered patent and patent applications for $384,000.  The license is exclusive even to the Company, such that the Company no longer has any rights to its intellectual property.  Since the Company’s carrying value of its intellectual property was $0, the Company recorded a gain on the sale of intellectual property of $384,000 for the three and nine months ended September 30, 2011.

3.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of September 30, 2011, the 2005 Plan had a total of 340,000 options outstanding and 2,560,000 shares available for future grants.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of September 30, 2011, there were 850,000 non-plan options outstanding.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the three or nine months ended September 30, 2011 or 2010.

For the three months ended September 30, 2011 and 2010, the Company recognized $0 and $18,925, respectively, of stock-based compensation costs.  During the nine months ended September 30, 2011 and 2010, the Company recognized $0 and $91,865, respectively, of stock-based compensation costs.  The 2010 compensation cost includes a one-time charge of $28,812 for the true-up of stock options that became fully vested during the first quarter of 2010 quarter.  These costs are reflected in operating expenses.

Stock option activity was as follows for the nine months ended September 30, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2011	1,462,000	$1.21	2.79
Granted	-	-
Forfeited / Expired	(272,000)	$0.88
Exercised	-	-

Outstanding, September 30, 2011	1,190,000	$0.91	1.67	$-
Exercisable, September 30, 2011	1,190,000	$0.91	1.67	$-

As of January 1, 2011, all stock options had vested and, accordingly, all stock-based compensation cost was recognized.

4.	Securities Purchase Agreements

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

Notes

Information relating to the Notes is as follows:

							As of September 30, 2011
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value
2006 Notes(1)	$8,804,909	9.25	%(3)	7/31/2008	$0.44	$0.44	$4,987,137	$-	$4,987,137
2007 Notes(2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	3,084,046	-	3,084,046
April 2008 Notes(7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,288,392	-	2,288,392
July 2008 Notes(7),(8)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	476,808	-	476,808
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00	176,471	-	176,471

	$16,856,380						$11,012,854	$-	$11,012,854

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
(8) On August 2, 2011, the principal balance was reduced by $100,000 from the proceeds of the foreclosure sale.

The Company may elect to make monthly installment payments in cash or in shares of the Company’s common stock.

All of our convertible notes payable have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter (see Note 6).  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:
Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term(4)	Additional Warrant Grants(6)	Warrants Outstanding at September 30, 2011	Fair Value of Warrant Liability as of September 30, 2011	Fair Value of Warrant Liability as of December 31, 2010
L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$166,105	$170,656
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	53,154	54,610
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	53,984	55,463
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	17,275	17,748
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	48,300	130,900
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	20,700	56,100
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	45,000	363,125
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	18,000	145,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A
	60,844,917				8,502,114	69,347,031	$422,518	$993,852

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	September 30, 2011			September 30, 2010
	2006 Notes	2007 Notes	April 2008, July 2008 & July 2010 Notes	2006 Notes	2007 Notes	April 2008, July 2008 & July 2010 Notes

Stock price	$0.0082	$0.0082	$0.0082	$0.17	$0.17	$0.17
Exercise price	$0.0074	$0.0074	$0.0070	$0.15	$0.15	$0.14
Expected life (in years)	0.75	1.25	1.00	0.75	1.25	1.00
Volatility	533%	395%	447%	115%	117%	114%
Risk-free rate of return	0.00%	0.00%	0.00%	0.23%	0.31%	0.27%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants

Stock price	$0.0082	$0.0082	$0.0082	$0.17	$0.17	$0.17
Exercise price	$0.44	$0.50	$0.50	$0.44	$0.50	$0.50
Expected life (in years)	0.75	1.50	2.76	0.75	1.50	2.76
Volatility	533%	358%	277%	115%	144%	147%
Risk-free rate of return	0.00%	0.00%	0.00%	0.23%	0.35%	0.59%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$4,448,440	$-		$2,584,949	$2,145,060
Accrued interest added to principal balance	102,871	(64,326	)*	64,326	-
Amortization of debt discount	-	64,326	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(544,996)	(1,090,439)
Balance, March 31, 2010	4,551,311	-		2,104,279	1,054,621
Accrued interest added to principal balance	105,249	(48,562	)*	48,562	-
Amortization of debt discount	-	48,562	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(110,976)	1,464,531
Balance, June 30, 2010	4,656,560	-		2,041,865	2,519,152
Accrued interest added to principal balance	107,683	(47,660	)*	47,660	-
Amortization of debt discount	-	47,660	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		105,763	(1,607,800)
Balance, September 30, 2010	4,764,243	-		2,195,288	911,352
Accrued interest added to principal balance	110,173	(50,694	)*	50,694
Amortization of debt discount	-	50,694	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		120,818	(612,875)
Balance, December 31, 2010	4,874,416	-		2,366,800	298,477
Accrued interest added to principal balance	112,721	(54,766	)*	54,766	-
Amortization of debt discount	-	54,766	*	-	-
Change in fair value of conversion option and detachable warrant liabilities				1,013,371	35,818
Balance, March 31, 2011	4,987,137	-		3,434,937	334,295
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,108,899	(206,945)
Balance, June 30, 2011	4,987,137	-		4,543,836	127,350
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,078,649	163,168
Balance, September 30, 2011	$4,987,137	$-		$6,622,485	$290,518

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 31, 2008. Accordingly, all discount is immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$2,752,309	$(877,592)	$519,085	$943,000
Accrued interest added to principal balance	63,349	(12,898)	12,898	-
Amortization of debt discount	-	396,131	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	1,303	4,000
Balance, March 31, 2010	2,815,658	(494,359)	533,286	947,000
Accrued interest added to principal balance	64,814	(13,170)	13,170	-
Amortization of debt discount	-	380,647	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	298,674	520,000
Balance, June 30, 2010	2,880,472	(126,882)	845,130	1,467,000
Accrued interest added to principal balance	66,313	(45,130)	45,130	-
Amortization of debt discount	-	172,012	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	798,845	(769,000)
Balance, September 30, 2010	2,946,785	-	1,689,105	698,000
Accrued interest added to principal balance	67,846	(38,890)*	38,890	-
Amortization of debt discount	-	38,890 *	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	(2,956)	(511,000)
Balance, December 31, 2010	3,014,631	-	1,725,039	187,000
Accrued interest added to principal balance	69,415	(39,686)*	39,686	-
Amortization of debt discount	-	39,686 *	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-	516,034	(66,000)
Balance, March 31, 2011	3,084,046	-	2,280,759	121,000
Change in fair value of conversion option and detachable warrant liabilities	-	-	597,684	(83,000)
Balance, June 30, 2011	3,084,046	-	2,878,443	38,000
Change in fair value of conversion option and detachable warrant liabilities	-	-	464,696	31,000
Balance, September 30, 2011	$3,084,046	$-	$3,343,139	$69,000

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was August 1, 2010. Accordingly, all discount is immediately amortized.

Activity in the April 2008 Notes and 2008 Warrants is as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance,January 1, 2010	$2,125,000	$(431,192)		$1,670,404	$655,625
Amortization of debt discount	-	431,192		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(52,348)	53,125
Balance, March 31, 2010	2,125,000	-		1,618,056	708,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		(60,913)	512,500
Balance, June 30, 2010	2,125,000	-		1,557,143	1,221,250
Accrued interest added to principal balance	53,125	(29,974	)*	29,974	-
Amortization of debt discount	-	29,974	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(358,624)	(538,750)
Balance, September 30, 2010	2,178,125	-		1,228,493	682,500
Accrued interest added to principal balance	54,453	(30,712	)*	30,712	-
Amortization of debt discount	-	30,712	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		30,437	(319,375)
Balance, December 31, 2010	2,232,578	-		1,289,642	363,125
Accrued interest added to principal balance	55,814	(32,235	)*	32,235	-
Amortization of debt discount	-	32,235	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		444,151	(176,250)
Balance, March 31, 2011	2,288,392	-		1,766,028	186,875
Change in fair value of conversion option and detachable warrant liabilities	-	-		495,442	(148,125)
Balance, June 30, 2011	2,288,392	-		2,261,470	38,750
Change in fair value of conversion option and detachable warrant liabilities	-	-		805,092	6,250
Balance, September 30, 2011	$2,288,392	$-		$3,066,562	$45,000

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was March 31, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2008 Notes and Warrants is as follows:
	Principal Balance	Discount on Notes Payable		Conversion Option Liability	Detachable Warrant Liability
Balance, Januaary 1, 2010	$850,000	$(364,583)		$668,161	$262,250
Amortization of debt discount	-	156,250		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(20,939)	21,250
Balance, March 31, 2010	850,000	(208,333)		647,222	283,500
Amortization of debt discount	-	156,250		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(42,684)	205,000
Balance, June 30, 2010	850,000	(52,083)		604,538	488,500
Conversion of notes to common stock	(150,000)	-		(113,286)	-
Amortization of debt discount	-	52,083		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(96,442)	(215,500)
Balance, September 30, 2010	700,000	-		394,810	273,000
Conversion of notes to common stock	(150,000)	-		(90,016)	-
Accrued interest added to principal balance	12,250	(6,909	)*	6,909	-
Amortization of debt discount	-	6,909	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		13,079	(127,750)
Balance, December 31, 2010	562,250	-		324,782	145,250
Accrued interest added to principal balance	14,558	(8,408	)*	8,408	-
Amortization of debt discount	-	8,408	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		112,235	(70,500)
Balance, March 31, 2011	576,808	-		445,425	74,750
Change in fair value of conversion option and detachable warrant liabilities				124,597	(59,250)
Balance, June 30, 2011	576,808	-		570,022	15,500
Reduction of principal from foreclosure proceeds	(100,000)	-		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		(22,753)	2,500
Balance, September 30, 2011	$476,808	$-		$547,269	$18,000

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 28, 2010. Accordingly, all discount is immediately amortized.

Activity for the July 2010 Notes is as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability
Balance, July 27, 2010 (Inception)	$176,471	$(97,973)	$97,973
Amortization of debt discount	-	16,329	-
Change in fair value of conversion option liability	-	-	1,559
Balance, September 30, 2010	176,471	(81,644)	99,532
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	2,406
Balance, December 31, 2010	176,471	(57,151)	101,938
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	31,765
Balance, March 31, 2011	176,471	(32,658)	133,703
Amortization of debt discount	-	24,493	-
Change in fair value of conversion option liability	-	-	40,692
Balance, June 30, 2011	176,471	(8,165)	174,395
Amortization of debt discount	-	8,165	-
Change in fair value of conversion option liability	-	-	28,154
Balance, September 30, 2011	$176,471	$-	$202,549

A summary of the balances as of September 30, 2011 is as follows:
	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,987,137	$-	$6,622,485	$290,518
2007 Notes	3,084,046	-	3,343,139	69,000
April 2008 Notes	2,288,392	-	3,066,562	45,000
July 2008 Notes	476,808	-	547,269	18,000
July 2010 Notes	176,471	-	202,549	-
Balance, September 30, 2011	$11,012,854	$-	$13,782,004	$422,518

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2011	70,514,126	$0.51
Granted	-	-
Cancelled/forfeited	(366,385)	(0.72)
Exercised	-	-
Outstanding at September 30, 2011	70,147,741	$0.51

The following tables summarize warrants outstanding at September 30, 2011:

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.43-1.20	70,147,741	2.36 years	$0.51	59,347,741

Series	Issue Date	Outstanding at January 1, 2011	Granted	Exercised / Forfeited	Outstanding at September 30, 2011

L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	(366,385)	800,710
		70,514,126	-	(366,385)	70,147,741

6.	Fair Value Disclosures

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2011.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liabilities	$13,782,004	$-	$-	$13,782,004
Detachable warrant liabilities	422,518	-	-	422,518
	$14,204,522	$-	$-	$14,204,522

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

In October 2008, the Company rendered possession of its prior operating facility to the landlord.  In November 2009, the Company settled the matter for $216,000 plus simple interest at 10 percent per annum.  The Company paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, the Company was to make monthly payments of $9,000.  A final payment of $6,106 was due on February 15, 2012.  On July 25, 2011, the Company entered into another settlement agreement with the landlord for one final payment of $40,000.  The balance due on the lease on the settlement date was $75,040.  Accordingly, the Company recorded a gain on the settlement of the lease of $35,040 in the third quarter of 2011, which is included in gain on disposal of discontinued operations.

On August 1, 2011, the Company terminated the lease of its existing facility effective August 31, 2011.

8.	Subsequent Events

There were no subsequent events that have occurred through the filing date of this report, November 18, 2011 that require adjustment to or disclosure in the consolidated financial statements.

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

Current Business Outlook and Going Concern Qualification

Since inception, the Company has incurred losses and realized negligible revenues from product sales.  Our government design services contract, which funded a major portion of the Company's operating expenses, expired in April 2011 and all funds generated from this contract were depleted as of September 2011.

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

As of July 31, 2011, all of our convertible notes payable had fully matured, representing a total principal amount outstanding of $11,112,854 and accrued interest of $779,242 as of September 30, 2011.  The Company did not repay these amounts.  Consequently, the note holders exercised their right as a secured lender against substantially all of the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011 and the sale of our intellectual property, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

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

For further details on the above, see the language included under “risk factors” starting on page 8 of our annual report on Form 10-K for the year ended December 31, 2010, “conclusion on capital resources and liquidity” on page 10 of this Form 10-Q, “presentation as a going concern” beginning on page F-6 of this form 10-Q, Note 2 beginning on on page F-7 of this Form 10-Q, and the Forms 8-K filed on July 11, 2011 and August 4, 2011.

 Overview

Prior to the sale of our intellectual property, we designed, produced and sold standards-based, proprietary high-speed network switching and related “virtualized fabric” technologies.  Our “distributed hybrid fabric” networking and integrated systems’ technologies allow users to upgrade both their traditional networks as well as their server and storage arrays with our products to allow for more efficient management of high-bandwidth transport, applications and security.  The implementation of our products in a user’s network provides architectural solution alternatives, at a systems level, unavailable from existing switching, routing and server technologies.

RISK FACTORS

Except as noted above in the “current business outlook” section, the Risk Factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed and are incorporated by reference into this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include the valuation of derivative financial instruments and the recoverability of deferred income tax assets.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2011 and 2010.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Change			Change
	2011	2010	($)	2011	2010	($)
Continuing Operations:
OPERATING EXPENSES
General and administrative	$529	$2,646	$(2,117)	$39,902	$61,572	$(21,670)
Total operating expenses	529	2,646	(2,117)	39,902	61,572	(21,670)
Loss from operations	(529)	(2,646)	2,117	(39,902)	(61,572)	21,670
OTHER INCOME (EXPENSE)
Interest income	-	1	(1)	5	5	-
Change in fair value of conversion option and warrant liabilities	(3,556,756)	2,679,949	(6,236,705)	(7,267,374)	1,522,861	(8,790,235)
Amortization of discount on convertible debt	(8,165)	(318,059)	309,894	(192,247)	(1,956,431)	1,764,184
Interest expense	(265,013)	(260,642)	(4,371)	(799,516)	(762,744)	(36,772)
Total other income (expense)	(3,829,934)	2,101,249	(5,931,183)	(8,259,132)	(1,196,309)	(7,062,823)
Income (loss) before
income taxes	(3,830,463)	2,098,603	(5,929,066)	(8,299,034)	(1,257,881)	(7,041,153)
Income tax benefit	-	-	-	-	-	-
Income (loss) from continuing operations	(3,830,463)	2,098,603	(5,929,066)	(8,299,034)	(1,257,881)	(7,041,153)
Discontinued operations:
Gain on disposal of discontinued operations	612	-	612	523,980	86,619	437,361
Loss from discontinued operations	(164,749)	(17,239)	(147,510)	(372,446)	(214,272)	(158,174)
Loss from discontinued operations, net of tax	(164,137)	(17,239)	(146,898)	151,534	(127,653)	279,187
NET INCOME (LOSS)	$(3,994,600)	$2,081,364	$(6,075,964)	$(8,147,500)	$(1,385,534)	$(6,761,966)

CONTINUING OPERATIONS
Operating Expense

The decrease in operating expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 is the result of a decrease in audit fees of $19,578 for the nine months ended September 30, 2011 as compared to the same period in 2010.  In 2011, the fees for our quarterly filings were paid by the company with which we signed the letter of intent for a merger.  In 2010, the Company paid all of its audit fees.

Net Other Income (Expense)

Net other expense was $3,829,934 for the three months ended September 30, 2011 as compared to net other income of $2,101,249 for the same period in 2010.  Net other expense was $8,259,132 for the nine months ended September 30, 2011 compared to $1,196,309 compared to the same period in 2010.  This change resulted from the following.

For the three months ended September 30, 2011, the fair values of our conversion option and warrant liabilities increased by $3,556,756 compared to a decrease in their fair value of $2,679,949 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, the fair values of our conversion option and warrant liabilities increased by $7,267,374 compared to a decrease of $1,522,861 for the comparable period in 2010.  The reasons for these changes are substantially lower stock prices and substantially higher volatilities in 2011 compared to 2010.  In 2010, our stock price increased from $0.17 at December 31, 2009 to $0.28 at September 30, 2010 and decreased to $0.17 at September 30, 2010.  In 2011, our stock price decreased from $0.10 at December 31, 2010 to less than $0.01 at June 30 and September 30, 2011.  Additionally, in the third quarter of 2011, volatilities increased sharply, from a range of 207%-302% at June 30, 2011 to a range of 277%-533% at September 30, 2011.  For the nine months ended September 30, 2011, volatilities increased from a range of 111%-150% at December 31, 2010 to a range of 277%-533% at September 30, 2011.

Amortization of the discount on convertible debt was $8,165 for the three months ended September 30, 2011 as compared to $318,059 for comparable period in 2010.  Amortization of the discount on convertible debt was $192,247 for the nine months ended September 30, 2011 as compared to $1,956,431 for the comparable period in 2010.  The decreases result primarily from all of the notes except the July 2010 Note becoming fully amortized by December 31, 2010.  Additionally, in the second quarter of 2011, the note holders no longer allowed the Company to add the accrued interest payable to the principal balance of the Notes.  Since all of the Notes, except the July 2010 Notes were past due, the increase in the fair value of the conversion feature due to the increased principal was being amortized immediately through March 31, 2011.  During the three and nine months ended September 30, 2011, the principal balance of the Notes did not increase and consequently, additional amortization expense was not recorded.

Interest expense increased by 2% and 5%, respectively, for the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010.  The slight increase is attributable to the July 2010 Note entered into in the third quarter of 2010 and increased principal balances due to the addition of accrued interest added to principal through March 31, 2011.

DISCONTINUED OPERATIONS
Loss on Discontinued Operations

The change in loss from discontinued operations for the three and nine months ended September 30, 2011 compared to the comparable periods in 2010 was the result of the following changes.  “See the table on page F-8, Results Included in Discontinued Operations.”

Net Revenues

Net revenues decreased by $512,886 for the three months ended September 30, 2010 to $13,731 for the three months ended September 30, 2011.  Net revenues decreased by $979,293 for the nine months ended September 30, 2010 to $367,012 for the nine months ended September 30, 2011.  By 2010, the Company had become largely dependent on U.S. Government contracts as its source of revenue.  In March 2011, funding for government contracts ran out because the government had not approved its budget for fiscal 2011.  In addition, the Company was unable to generate significant commercial business due to its lack of sales resources.  In July 2011, the Company sold an exclusive license (even as to the Company) to its intellectual property, leaving the Company with no continuing rights in or to its intellectual property.  Additionally, on August 1, 2011, the note holders of our convertible notes exercised their rights as a secured lender and foreclosed on substantially all of our assets, including all of our inventory, leaving the Company with no ability to generate future revenues in its current line of business.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $238,210 as compared to gross profit of $9,932 for the three months ended September 30, 2011.  Gross profit was $144,724 for the nine months ended September 30, 2011 as compared to $598,648 in the comparable period of 2010.  The change from 2010 is mainly attributable to lower revenues.  Additionally, the Company wrote off $16,425 of license fees in the first two quarters of 2011 due to lower revenue expectations, wrote off $5,676 of inventory on loan to third parties that we were unable to get back and charged $4,000 related to post-sales support and royalty settlements with third parties.  Cost of good sold in 2010 was attributable to normal margins on our products and services.

Operating Expenses

The decrease in operating expenses in the third quarter of 2011 compared to the same period of 2010 was $80,768 or 32%.  The decrease in operating expenses for the nine months ended September 30, 2011 compared to the same period of 2010 was $295,750 or 36%.  These decreases resulted from the following.

Salary Expenses

Salary and salary-related expenses decreased by $11,469 in the third quarter of 2011 compared to the same period in 2010, an 8% decrease and by $162,267 in the nine months ended September 30, 2011compared to the same period in 2010, a 31% decrease.  The decrease of expenses incurred in 2011 partially resulted from the complete vesting of stock-options in the fourth quarter of 2010, resulting in no stock-based compensation costs in 2011.  Stock-based compensation costs were approximately $100,000 in 2010.  Additionally, effective March 31, 2011, due to the lack of revenues, the Company terminated 4 of its engineering and R&D personnel due to lack of revenues.

Research and Development

Research and development expenses were immaterial for the three and nine months ended September 30, 2011 and 2010.

Marketing and Selling

For the three and nine months ended September 30, 2010, marketing expenses were $48,945 and $60,808, respectively.  These costs consisted primarily of sales commissions and the write-off of equipment loaned to a company for a two-year period.  We believe that at the end of the two-year period, the equipment will have no residual value and we expensed the cost as marketing expenses in the first quarter of 2010.  We did not incur any marketing expense in 2011.

General and Administrative

General and administrative expenses (G&A) decreased from $60,291 in the third quarter of 2010 to $42,930 in the third quarter of 2011.  G&A decreased from $216,512 to $158,435 for the nine months ended September 30, 2011 compared to the same period of 2010 and resulted from the following:

Consulting expenses were $44,430 for the nine months ended September 30, 2010.  In the first quarter of 2010, we issued shares of our common stock valued at $42,000 to a consultant for investment banking services.  We did not incur these expenses in 2011.

Accounting fees decreased by $2,512 and $8,274, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  The decrease is attributable to less time incurred by our consultant due to familiarity and no financings in 2011.  Additionally, the Company was able to negotiate a lower rate in 2011 over 2010.

Travel expenses decreased by $7,091 in the third quarter of 2011 compared to the same period in 2010 and decreased by $13,515 for the first three quarters of 2011 compared to the same period in 2010.  The decrease resulted from a lower headcount and less trips taken in 2011 as a result of lower product sales and other cost-cutting measures.

Insurance expense decreased by $6,516 for the third quarter of 2011 compared to the third quarter of 2010 due to the cancellation of all of our existing insurance policies in the third quarter of 2011 as these policies were no longer required considering the Company’s employees, assets and technology.  Effective April 1, 2011, the Company had a tail D&O policy that was purchased in the third quarter of 2011 which protects the Company’s officers for a two-year period.  This coverage was $14,000 less expensive than the previous D&O policy.

The above decreases were offset partially by an increase in legal fees of $3,875 and $16,429 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase in 2011 resulted from legal assistance needed in 2011 related to review of documents relating to the sale of our intellectual property and foreclosure of our assets and the resultant 8-K filings.  These events did not occur in 2010.

Gain on Disposal of Discontinued Operations

Loss on foreclosure was $431,034 for the three and nine months ended September 30, 2011 as a result of the foreclosure of our note holders on assets with a net book value of $531,034 in exchange for a reduction in the principal balance of our convertible notes payable of $100,000.  No such event occurred in 2010.

Gain on sale of intellectual property was $384,000 for the three and nine months ended September 30, 2011 due to the sale of an exclusive license (even as to the Company) of all of our intellectual property in the third quarter of 2011.  No such event occurred in 2010.

Gain on forgiveness of debt increased to $47,646 for the three months ended September 30, 2011.  Gain on forgiveness of debt increased to $572,711 from $86,619 for the nine months ended September 30, 2011.  In both 2011 and 2010, gain on forgiveness of debt resulted from the write-off of liabilities accrued in prior years to their ultimate settlement amounts.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2010 and 2009.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2010 and 2009, we incurred net losses of $468,871 and $12,694,997, respectively.  Since our inception, including the year ended December 31, 2010, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of September 30, 2011, we lost an additional $8,147,500 and we had a deficit in working capital of $25,945,101, of which $14,204,522 relates to the fair value of derivative financial instruments.

During 2011, the Company continued its efforts to convert to licensing as a primary business model and in July 2011, the Company sold an exclusive, worldwide, perpetual, irrevocable, fully paid, transferable and sub-licensable right and license in all of the Company’s registered patent and patent applications for $384,000.  The license is exclusive even to the Company, such that the Company no longer has any rights to its intellectual property.

The Company’s service contract with a Government prime contractor was almost depleted as of March 31, 2011 and consequently, revenues for the quarter under review amounted to close to zero.

All of our convertible notes payable have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the sale of our intellectual property and the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

For further details on these transactions, see the disclosures in the Forms 8-K filed by the Company on July 11, 2011 and August 4, 2011.

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

Conclusion on Capital Resources and Liquidity

As noted elsewhere within this document, our independent registered public accounting firm continues to qualify their opinion with respect to our consolidated financial statements.  Since inception, the Company has incurred losses, realized negligible revenues from product sales and has only been able to generate $384,000 of revenues from licensing.  This license agreement terminates the Company’s rights to generate any future revenues from our intellectual property.  During the quarter ended September 30, 2011, the Company’s cash position suffered additional deterioration.  The current lenders have demanded repayment in full and since the Company was unable to make the payments, the note holders foreclosed on substantially all of the Company’s assets on August 1, 2011.

In light of these factors, management is in the process of winding down all operations and is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 has signed a non-binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of  (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2011 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In November 2009, we settled the matter for $216,000, plus simple interest at 10 percent per annum until such amount is paid in full.  We paid $7,000 on the date of the agreement.  Beginning January 15, 2010 and continuing through January 15, 2012, we were to make monthly payments of $9,000.  A final payment of $6,106 was due by February 15, 2012.

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

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: November 18, 2011	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
Chief Executive Officer
(principal executive officer)

Date: November 18, 2011	By:	/s/ Bob van Leyen
Bob van LeyenChief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

31.1x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS x	XBRL Instance Document
101.SCH x	Taxonomy Extension Schema Document
101.CAL x	Taxonomy Calculation Linkbase Document
101.LAB x	Taxonomy Extension Label Linkbase Document
101.PRE x	Taxonomy Extension Presentation Linkbase Document
101.DEF x	Taxonomy Extension Definition Linkbase Document