Form 10-K
period 2011-12-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2012-04-16
CIK 1163300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1573852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Howe Lane, Freehold, N.J.	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 252-5146

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2011 (June 30, 2011) of $0.28 per share was $23,106,368. For the purpose of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

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

Indicate the number of shares outstanding of each registrant’s classes of common stock, as of the latest practicable date: 198,009,290 shares of common stock $0.001 par value as of April 10, 2012.

i

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

Item 1. Business.

Our Strategy

We intend to explore for gold and other industrial minerals and to acquire companies involved in such activities. We are not yet engaged in any exploration of gold or other industrial minerals.

Competition

We operate in a competitive industry with many established and well-recognized competitors. There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel.

Employees

As of March 31, 2012 we had 1 full-time employee, our President and CEO, Al Pietrangelo.

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

None

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

Item 4. Mine Safety Disclosures.

Not Applicable

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

	2011
Fiscal Quarter Ended	High	Low
December 31	$0.13	$0.03
September 30	$0.05	$0.006
June 30	$0.08	$0.002
March 31	$0.015	$0.002

	2010
Fiscal Quarter Ended	High	Low
December 31	$0.16	$0.09
September 30	$0.24	$0.13
June 30	$0.28	$0.17
March 31	$0.24	$0.15

On April 4, 2012, the high and low sale prices for a share of our common stock as reported by Pink Sheets, LLC, were $0.0031 and $0.0035, respectively.

Holders

On April 4, 2012, we had 198,009,290 shares of our common stock outstanding held by 384 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or “street” name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not expect to be able to pay cash dividends in the foreseeable future as the terms of our senior convertible notes prohibit us from paying cash dividends for the term of the loan arrangement.

Recent Sales of Unregistered Securities

On December 5, 2011, we issued 109,928,311 shares of common stock to Lantis in connection with the Stock Purchase Agreement in exchange for 5,000,000 shares of Lantis restricted common stock issued to the owner of our assets, California Capital Equity, LLC.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Lantis Laser Inc. (LLSR.QB) (“Lantis”) pursuant to which we agreed to issue Lantis 109,928,311 shares of our common stock or 55% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Lantis common stock. All officers and directors of Raptor resigned at the time of execution of the Stock Purchase Agreement. Lantis intends to effect a 1:10 reverse stock split, own 80% of the fully diluted shares of Raptor's common stock on a post-split basis, change the name of Raptor to Mabwe Minerals Inc. and have the company engaged in the exploration and mining of gold and other industrial minerals and will not have any involvement with the historical business of Raptor. We are a majority owned subsidiary of Lantis.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

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

 Stock-based Compensation

 We calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although the fair value of employee stock options is determined in accordance with applicable accounting standards using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.  The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

 Deferred Income Taxes

 We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income an ongoing tax planning strategies in assessing the amount needed for the valuation allowance.

 Selected Financial Data

 The following table sets forth selected financial data regarding our financial position and operating results for discontinued operations. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.

Statement of Discontinued Operations for the Fiscal Year Ended December 31, 2011

Compared to Fiscal Year Ended December 31, 2010

	For the Years Ended

	December 31,

	2011	2010
REVENUE, NET	$367,012	$1,785,327
COST OF SALES	222,288	1,1,061,189
GROSS PROFIT	1144,724	724,138
OPERATING EXPENSES
Salary expense and salary related costs	353,198	639,744
Research and development	5,537	22,336
Marketing and selling	-	60,808
General and administrative	158,435	291,801
Total operating expenses	517,170	1,014,689
Loss from operations	(372,446)	(290,551)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	(431,034)	-
Gain on sale of intellectual property	384,000	-
Loss on sale of property and equipment	(1,697)	-
Miscellaneous income	532,887	91,350
Total gain (loss) on disposal of discontinued operations	484,156	91,350
Income (loss) before income taxes	111,710	(199,201)
Income tax benefit	-	-
NET INCOME (LOSS)	$111,710	$(199,201)

Net Revenues

 In 2011, total revenues amounted to $367,012 compared to $1,785,327 in 2010, a decrease of $1,418,315. On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes that we had issued and that were payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided the Company with notice of default on the notes payable and demanded repayment in full.  They also informed of their intent to exercise their rights and remedies against our assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of our assets.  CCE was the only bidder and our assets were acquired for $100,000. On July 1, 2011, we sold an exclusive, worldwide, perpetual, irrevocable, fully paid, transferable and sublicensable right and license in all of our registered patent and patent applications for $384,000.  We lost any rights to our intellectual property.  Since our carrying value of the intellectual property was $0, we recorded a gain on its sale of $384,000.

 Gross Profit

 Gross profit decreased from $724,138 in 2010 to $144,724, a decrease of $579,414.   Higher margin product revenues were replaced by lower margin service revenues.  Design services carry a substantially lower margin (35%-45%) than product revenues (60%-65%). The sale of all our assets in June 2011 resulted on our inability to generate any revenues and any profits.

  Operating Expenses

 The decrease in operating expenses in 2011 resulted primarily because the Company changed from a product development to a service-related model.  This change of model resulted in significant decreases of salary expenses, research and development and G&A, as further explained below.

    Salary Expense

 Employee costs amounted to $353,198 in 2011 compared to $639,744 in 2010, a decrease of $286,546 or 55%.  The change in salary expenses resulted from the failure of the business to generate revenues and the resulting inability to pay full salaries.

  Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2011 and 2010.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2011 and 2010, we incurred net losses of $6,439,166 and $468,871, respectively.  Since our inception, including the year ended December 31, 2011, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2011 we had a stockholders deficit of $24,236,767 compared to a stockholders deficit in 2010 of $17,797,60. .

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

As of July 31, 2011, all of our convertible notes payable had fully matured, representing a total principal amount outstanding of $11,112,854 and accrued interest of $779,242 as of September 30, 2011.  We did not repay these amounts.  Consequently, the note holders exercised their right as a secured lender against substantially all of our assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011 and the sale of our intellectual property, we retained no material assets with which to continue our operations.  We were seeking companies or businesses with an interest in utilizing us as a public shell vehicle and in August 2011 signed a non-binding “Letter of Intent” with Lantis for a merger that we consummated on December 5, 2011. Lantis did not generate any revenues in 2011.

These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2011.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

Item 8. Financial Statements and Supplementary Data.

The financial statements and corresponding notes to the financial statements called for by this item appear under the caption “Index to Financial Statements” beginning on Page F-1 of this Report.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Al Pietrangelo) have concluded, based on their evaluation as of December 31, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, since we do not have separate persons performing the functions of CEO and CFO.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there was a change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Al Pietrangelo	54	Chief Executive Officer, President, Director and Chairman of the Board(1)
Thomas M. Wittenschlaeger	54	Chief Executive Officer, President, Director and Chairman of the Board
Bob van Leyen	68	Chief Financial Officer and Secretary
Ken Bramlett	52	Director (2) (3) (5)
Larry L. Enterline	59	Director (2) (4)

(1)	Member of the Audit, Nominating and Governance, and Compensation Committees. He assumed his executive and Board positions on December 5, 2011 under the terms of the Stock Purchase Agreement between us and Lantis.
(2)	Former Member of the Audit, Nominating and Governance, and Compensation Committees.
(3)	Former Chairperson of the Nominating and Governance Committee.
(4)	Former Chairperson of the Audit Committee.
(5)	Former Chairperson of the Compensation Committee.

Al Pietrangelo, (age 54), is our Chief Executive Officer, President and Chairman of the Board since December 5, 2011 pursuant to the Stock Purchase Agreement with Lantis. Mr. Pietrangelo has served as President, CEO and Chairman of the Board of Directors of TAG Minerals Inc., an affiliate of Raptor, since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist Raptor in its growth and the expertise to assist it in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Thomas M. Wittenschlaeger, (age 53), was our Chief Executive Officer, President, a director and Chairman of the Board until December 5, 2011 when he resigned pursuant to the Stock Purchase Agreement with Lantis. Mr. Wittenschlaeger has accumulated more than twenty-five years of experience in the high technology products and services area, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. From 2002 to 2004, he was Senior Vice President of Corporate Development and Chief Technical Officer at Venturi Partners, Inc., a leading provider of information technology and professional staffing services nationwide. From 2000 to 2002, he was Senior Vice President and General Manager of ViaSat Satellite Networks, the commercial arm of ViaSat, Inc. He is a 1979 graduate of the U.S. Naval Academy in Annapolis, Maryland with a B.S. in electrical engineering and post-graduate work in nuclear engineering. He is also a graduate of the UCLA Executive Program in Business and co-founder of UCLA's Executive Program in Marketing. Mr. Wittenschlaeger has authored and has been granted 4 core patents and is pending on 8 additional Raptor patents related to hybrid fabric transport, communications, computing and security architectures. Mr. Wittenschlaeger serves on the board of directors of Lantronix, Inc. as Chairman of the Nominating and Governance Committee. Mr. Wittenschlaeger has been our Chairman of the Board, President and Chief Executive Officer since March 15, 2004. Mr. Wittenschlaeger’s (CEO) qualifications to serve on the Board include more than twenty-eight years of experience in the high technology products and services arena, much of it in general management with leadership positions in operating units ranging in size from $3 million to $500 million in annual revenues. Earlier positions, in roles ranging from senior systems engineer to chief corporate strategist at the Hughes Aircraft Company, are relevant towards providing entrepreneurial vision to this emerging technologies company. These roles offer the Company necessary expertise in addressing the governmental marketplace with a particular focus on the Department of Defense.

Larry L. Enterline, (age 58), was one of our directors and Chairperson of the Audit Committee until December 5, 2011 when he resigned pursuant to the Stock Purchase Agreement with Lantis. In February 2006, Mr. Enterline was reappointed as the Chief Executive Officer of COMSYS IT Partners, Inc., a leading provider of information technology services, having previously served from December 2000 to September 2004 as the Chief Executive Officer of Venturi Partners, Inc. (the predecessor to COMSYS IT Partners prior to the September 2004 merger between Venturi Partners and COMSYS Holding, Inc.). Mr. Enterline has also served as a director of COMSYS IT Partners since the 2004 merger, previously having served as a director of Venturi Partners from December 2000 to March 2003 and as chairman of the board of Venturi Partners from April 2003 until the date of the merger. From 1989 to November 2000, Mr. Enterline served in various management roles with Scientific Atlanta, Inc., a leading national global manufacturer and supplier of cable network products, the last of which was Corporate Senior Vice President for Worldwide Sales and Service. He also held management positions in the marketing, sales, engineering and products areas with Bailey Controls Company and Reliance Electric Company from 1974 to 1989. Mr. Enterline is also a member of the board of directors of Concurrent Computer Corp. Mr. Enterline has been one of our directors since October 18, 2004. Mr. Enterline has served as a Director and Chairman of the Audit Committee, since October 18, 2004. In February 2006, he was appointed as the CEO of COMSYS IT Partners, Inc. From September 2004 to February 2006, he acted as a private investor. From 2000 to September 2004, he served as CEO and Director of Venturi Partners, Inc., a leading provider of information technology and professional staffing services. From 1989 to 2000, he served in various management roles with Scientific Atlanta, Inc. He brought decades of market-defining successes in publicly traded, technology-centric companies to our Board, as well as demonstrated expertise in corporate restructurings, repositioning, and mergers and acquisitions. He is also a member of the Board of Directors of COMSYS IT Partners, Inc. and Concurrent Computers Corporation.

Ken Bramlett, (age 51), was one of our directors and Chairperson of the Nominating and Governance Committee and the Compensation Committee until December 5, 2011 when he resigned pursuant to the Stock Purchase Agreement with Lantis. Bramlett has served as Senior Vice President and General Counsel of COMSYS IT Partners, Inc., since January 2006. Prior to that he served as a partner with the Charlotte, North Carolina law firm of Kennedy Covington Lobdell & Hickman, L.L.P. from March 2005 to December 2005. Mr. Bramlett is also a director of World Acceptance Corporation, where he has served on the board of directors since 1994. From 1996 to 2004, Mr. Bramlett served as Senior Vice President and General Counsel of Venturi Partners, Inc., a leading national provider of information technology and professional staffing services and from 1990 to 1996 as a partner with the law firm of Robinson, Bradshaw and Hinson, P.A. Mr. Bramlett has been one of our directors since December 2, 2004. Mr. Bramlett has served as one of our Directors and Chairman of the Nominating and Governance Committee since December 2, 2004. He is a member on the Board of Directors of World Acceptance Corporation since 1994. He brings 20 years of experience in corporate law and governance, public and private equity, and mergers and acquisitions to our Board.

Bob Van Leyen, (age 67), was our Chief Financial Officer and Secretary until December 5, 2011 when he resigned pursuant to the Stock Purchase Agreement with Lantis. Mr. Van Leyen has more than twenty-five years of experience working in the high-tech industry, holding various executive positions in finance, operations and general management. From 2002 to 2003, Mr. Van Leyen served as a partner with Tatum CFO, L.L.C. where he provided financial and operational support to start-up companies in the high-tech industry. From 1999 to 2001, he was a divisional Chief Financial Officer at Wyle Electronics. During his twenty-four years of employment, Mr. Van Leyen has managed extensive financial operations organizations in Europe, Asia and the United States, providing financial support to operations. Mr. Van Leyen attended the Dutch Institute of Chartered Auditors and holds a Dutch degree equivalent to a U.S. Bachelor's degree in Business Administration. Mr. Van Leyen has served as our Chief Financial Officer and Secretary since September 29, 2003.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

Board Leadership Structure

The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. The Company’s Chief Executive Officer brings company-specific experience and segment-specific expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance.

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

Board Committees

Our Board of Directors currently has an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Board of Directors had determined that our former directors, Larry L. Enterline and Ken Bramlett each qualified as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and that Messrs. Enterline and Bramlett met the applicable NASDAQ listing standards for designation as an “Audit Committee Financial Expert.”

Audit Committee

The Audit Committee after December 5, 2011 is the Board, which now has only Al Pietrangelo as the sole member, and until December 5, 2011 consisted of two Board members, Larry L. Enterline, and Ken Bramlett. Mr. Enterline was the chairperson of the Audit Committee. The duties of the Audit Committee include meeting with our independent registered public accounting firm to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. The Audit Committee also evaluates the independent registered public accounting firm’s performance and has sole authority to appoint or replace the independent registered public accounting firm (subject, if applicable, to shareholder ratification) and to determine whether the independent registered public accounting firm should be retained for the ensuing fiscal year. In addition, the Audit Committee reviews our internal accounting and financial controls and reporting systems practices. A copy of the Audit Committee’s current charter may be found at our website at www.raptor-networks.com.

Nominating and Governance Committee

The Nominating and Governance Committee after December 5, 2011 has Al Pietrangelo as the sole member and until December 5, 2011 consisted of two former Board members, Larry L. Enterline and Ken Bramlett. Mr. Bramlett was the chairperson of the Nominating and Governance Committee. The Nominating and Governance Committee identifies and reviews the qualifications of candidate nominees to the Board of Directors. The Nominating and Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting our Secretary in writing, including the candidate’s name and qualifications and a statement from the candidate that he or she consents to being named in our proxy statement and will serve as a director if elected. Candidates may also come to the attention of the Nominating and Governance Committee through current board members, professional search firms and other persons. A copy of the Nominating and Governance Committee’s current charter may be found at our website at www.raptor-networks.com. The Governance Committee follows the guidelines of the Company and examines, among other things, the following qualifications and skills of director candidates—their business or professional experience, their integrity and judgment, their records of public service, their ability to devote sufficient time to the affairs of the Company, the diversity of backgrounds and experience they will bring to the Board, and the needs of the Company. The Governance Committee also believes that all nominees should be individuals of substantial accomplishment with demonstrated leadership capabilities. The Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying nominees for Director.

Compensation Committee

The Compensation Committee after December 5, 2011 has Al Pietrangelo as the sole member and until December 5, 2011 consisted of two former Board members, Larry L. Enterline and Ken Bramlett. Mr. Bramlett was the chairperson of the Compensation Committee. The Compensation Committee is responsible for advising the Board of Directors regarding our responsibilities relating to compensation of our executive officers and Board members. The Compensation Committee is also responsible for evaluating and recommending to the Board of Directors our executive compensation plans, policies and programs. A copy of the Compensation Committee’s current charter may be found at our website at www.raptor-networks.com.

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

Based solely upon a review of copies of these reports furnished to us during 2011 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2011 were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2011 and 2010.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2010 and 2011 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2011 (collectively, the “named executive officers”).

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred	All Other
				Stock	Option	Incentive Plan	Compensation	Compensation
Name and Principal Positions	Year	Salary	Bonus	Awards (1)	Awards	Compensation	Earnings	(3)	Total
Thomas M. Wittenschlaeger	2011	$162,460.00	$-	$-	$-	$-	$-	$-	$162,460.00
Thomas M. Wittenschlaeger,	2010	$192,000.00	$-	$-	$-	$-	$-	$19,094.00	$211,094.00
Chief Executive Officer & President	2009	$145,679.00	$-	$-	$-	$-	$-	$11,862.00	$157,541.00
Bob Van Leyen	2011	$142,051.00	$-	$-	$-	$-	$-	$-	$142,051.00
Bob Van Leyen	2010	$160,000.00	$-	$-	$-	$-	$-	$23,015.00	$183,015.00
Chief Financial Officer	2009	$128,711.00	$-	$-	$-	$-	$-	$12,060.00	$140,771.00

(1)	These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. See our “Outstanding Equity Awards at December 31, 2010” table below for more information on options held by the named executive officers.
(2)	Effective January 1, 2008, our compensation committee approved an increase to Mr. Wittenschlaeger’s annual salary from $180,000 to $192,000. Effective November 1, 2008, Mr. Wittenschlaeger’s annual salary was, on a temporary basis, decreased from $192,000 to $152,000 in connection with the cash flow constraints of the Company. Effective September 15, 2009, Mr. Wittenschlaeger’s annual salary was reinstated at $192,000.
(3)	Mainly consists of life and health insurance premiums which are, for the executive officers, fully paid by the company.
(4)	Effective January 1, 2008, our compensation committee approved an increase to Mr. van Leyen’s annual salary from $150,000 to $160,000. Effective November 1, 2008, Mr. van Leyen’s annual salary was on a temporary basis decreased from $160,000 to $120,000 in connection with the cash flow constraints of the Company. Effective September 15, 2009, Mr. van Leyen’s annual salary was reinstated at $160,000.

Employment Agreements and Executive Compensation

On July 26, 2010, Messrs. Thomas M. Wittenschlaeger and Bob van Leyen, our former CEO and CFO of the Company, respectively, who both resigned on December 5, 2011 pursuant to the Stock Purchase Agreement with Lantis, entered into retention agreements with the Company in recognition of, and as part of an interim financing of $176,471. The significant terms of the agreement are as follows:

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

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2011.

Outstanding Equity Awards at December 31, 2011

Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
	Option Awards							Plan	Awards:
			Equity					Awards:	Market or
			Incentive			Number	Market	Number	Payout
			Plan			of	Value of	of	Value of
	Number	Number	Awards:			Shares	Shares or	Unearned	Unearned
	of	of	Number of			or Units	Units of	Shares,	Shares,
	Securities	Securities	Securities			Of		Units	Units or
	Underlying	Underlying	Underlying			Stock	Stock	or Other	Other
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercised	(#)	($)	Date	(#)	($)	(#)	($)

Thomas M. Wittenschlaeger	350,000	-	-	1.00	7/15/2012	-	-	-	-
Thomas M. Wittenschlaeger	60,000	30,000	-	0.67	1/02/2016	-	-	-	-
Bob van Leyen	300,000	-	-	1.00	9/29/2011
Bob van Leyen	40,667	23,333	-	0.67	1/02/2016	-	-	-	-

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

The following table provides information concerning the compensation of our directors for the year ended December 31, 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry L. Enterline(2)	-	-	-	-	-	-	-
Ken Bramlett(3)	-	-	-	-	-	-	-

(1)	These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service−based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report.
(2)	At December 31, 2011, Mr. Enterline held options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00 per share, of which 100,000 options were vested at December 31, 2010. In addition, Mr. Enterline held an additional 90,000 options to purchase common stock at an exercise price of $0.67. Two-thirds of these options (60,000) have vested as of December 31, 2010.
(3)	At December 31, 2011, Mr. Bramlett held options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share, of which all 100,000 options were vested at December 31, 2010. In addition, Mr. Bramlett held an additional 90,000 options to purchase common stock at an exercise price of $0.67. Two-thirds of these options (60,000) have vested as of December 31, 2010.

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

All stock options issued prior to shareholder approval of our 2005 Plan were granted outside of a formal stock option plan (“Non-Plan Options”). As of April 4, 2012, there were 612,000 outstanding options to purchase common stock under the 2005 Plan. Excluding these 612,000 outstanding options, 2,388,000 shares will remain available for issuance under the 2005 Plan, subject to the limitations of authorized common stock. We anticipate that future stock options will be issued pursuant to our 2005 Plan or other stock option plans as may be approved by our Board and shareholders in the future.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 4, 2012, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 198,009,929 shares of common stock outstanding as of April 4, 2012.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned
Lantis Laser	109,928,311	(1)	55.52%
Thomas M. Wittenschlaeger	3,440,000	(2)	1.74%
Bob van Leyen	770,000	(3)	*
Ken Bramlett	190,000	(4)	*
Larry L. Enterline	190,000	(5)	*
All executive officers and directors as a group (4 persons)	4,590,000	(6)	2.32%

* Less than 0.5%.

(1)	Unless otherwise indicated, the address is c/o Raptor Networks Technology, Inc., 41 Howe Lane, Freehold, New Jersey 07728.
(2)	Thomas M. Wittenschlaeger was our former President, Chief Executive Officer and Chairman of the Board who resigned on December 5, 2011 pursuant to the Securities Purchase Agreement entered with Lantis.
(3)	Bob Van Leyen was our Chief Financial Officer and Secretary who resigned on December 5, 2011 pursuant to the Securities Purchase Agreement entered with Lantis ..
(4)	Ken Bramlett was one of our directors who resigned on December 5, 2011 pursuant to the Securities Purchase Agreement entered with Lantis.
(5)	Larry L. Enterline was one of our directors who resigned on December 5, 2011 pursuant to the Securities Purchase Agreement entered with Lantis.
(6)	Represents 3,000,000 shares of common stock and 440,000 shares issuable upon the exercise of options held by Thomas M. Wittenschlaeger; 400,000 shares of common stock and 370,000 shares on a post-split basis issuable upon the exercise of options held by Bob van Leyen; 190,000 shares issuable upon the exercise of options held by Ken Bramlett; and 190,000 shares issuable upon the exercise of options held by Larry L. Enterline.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2011.

Plan Category	Number of Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Available for Issuance
Plans Approved by Stockholders 2005 Stock Plan(1)	612,000	$0.76	2,938,800
Plans Not Approved by Stockholders
Non-Plan Stock Options(2)	0	N/A	N/A
Warrants for Services(3)	366,380	$0.58	N/A
Total	978,380	$0.93	2,938,800

(1)	Our 2005 Stock Plan was approved by our Board of Directors on April 7, 2005 and approved by our shareholders on June 9, 2005 at our 2005 Annual Meeting of Shareholders. Under the 2005 Stock Plan, options to purchase up to 3,000,000 shares of our Common Stock may be granted. As of December 31, 2011, there were 61,200 outstanding options to purchase common stock.
(2)	Consists of stock options to purchase shares of our common stock granted to our employees, executive officers and directors outside of a formal stock option plan. These stock options vest at the rate of 33⅓% on each of the first, second and third anniversaries of the date of grant and expire on the eight-year anniversary of the date of grant.
(3)	Consists of warrants to purchase shares of our common stock granted in consideration for consulting services, advisory services, placement agent services and similar services rendered to us by third parties.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There were no related party transactions in 2011 that require disclosure. The Board as a whole reviews any transactions that would require disclosure under this item 13.

Director Independence

Our Board of Directors has only one member, Al Pietrangelo, who is President and CEO, and, therefore, does not qualify as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our auditors, Mendoza Berger & Company, LLP and the independent auditing firm, KBL, LLP, that replaced Mendoza Berger & Company, LLP on September 28, 2011.

	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$27,500	$51,143
Audit-Related Fees(2)	$16,020	$-
Tax Fees(3)	$-	$8,470
All Other Fees(4)	$-	$-

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 22, 2003)
2.2	Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on October 22, 2003)
3.1	Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.2	Articles of Amendment to Articles of Incorporation increasing Company’s authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 15, 2005)
3.3	Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 5, 2006)
3.4	Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 4, 2007)
3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
3.6	Amendment to Bylaws – Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.7	Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 4, 2007)
10.1	Stock Purchase Agreement between Lantis Laser Inc. and Raptor Networks Technology, Inc. dated December 2, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 8, 2011)
10.2	First Amended and Restated 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-QSB for fiscal quarter ended June 30, 2007, filed with the SEC on August 21, 2007)
10.3	Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
10.4	Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
31.1[x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2[x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1[x]	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2[x]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[x] Filed herewith.
** This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012	RAPTOR NETWORKS TECHNOLOGY, INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Dated: April 16, 2012	RAPTOR NETWORKS TECHNOLOGY, INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Financial Officer
(principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Al Pietrangelo	Director	April 16, 2012
Al Pietrangelo

Raptor Networks Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Raptor Networks Technology, Inc.

We have audited the accompanying consolidated balance sheets of Raptor Networks Technology, Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Networks Technology, Inc. as of December 31, 2011, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

April 16, 2012

To the Board of Directors and Stockholders

Raptor Networks Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Raptor Networks Technology, Inc. and Subsidiary (a Colorado corporation) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Networks Technology, Inc. as of December 31 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

Irvine, California

March 15, 2011

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$2,323	$82,777
Assets of discontinued operations	-	737,747

Total current assets	2,323	820,524

ASSETS OF DISCONTINUED OPERATIONS	-	42,087

TOTAL ASSETS	$2,323	$862,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,044,056	$253,106
Detachable warrant liabilities	392,310	993,852
Conversion option liabilities	11,789,870	5,808,201
Senior convertible notes payable, net of debt discount of $0 and $57,151 at December 31, 2011 and December 31, 2010, respectively	11,012,854	10,803,195
Liabilities of discontinued operations	-	786,927
Total current liabilities	24,239,090	18,645,281
LIABILITIES OF DISCONTINUED OPERATIONS	-	14,931

TOTAL LIABILITIES	24,239,090	18,660,212

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 200,000,000 shares authorized; 198,009,290 and 88,080,979 shares issued and outstanding at December 31, 2011 and 2010	198,009	88,081
Additional paid-in capital	66,396,438	66,506,366
Accumulated deficit	(90,831,214)	(84,392,048)
Total stockholders' deficit	(24,236,767)	(17,797,601)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,323	$862,611

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

Continuing Operations:
OPERATING EXPENSES
General and administrative	$51,398	$65,320

Total operating expenses	51,398	65,320

#REF!	(51,398)	(65,320)

OTHER INCOME (EXPENSE)
Interest income	3	6
Change in fair value of conversion option and warrant liabilities	(5,245,032)	2,930,077
Amortization of discount on convertible debt	(192,246)	(2,103,114)
Interest expense	(1,062,203)	(1,031,319)

Total other income (expense)	(6,499,478)	(204,350)

Income (loss) before income taxes	(6,550,876)	(269,670)

Income tax benefit	-	-

Net income (loss) from continuing operations	(6,550,876)	(269,670)

Discontinued operations:
Gain on disposal of discontinued operations	484,156	91,350
Loss from discontinued operations	(372,446)	(290,551)

Loss from discontinued operations, net of tax	111,710	(199,201)

NET INCOME (LOSS)	$(6,439,166)	$(468,871)

Income (loss) per share - basic
Continuing operations	$(0.07)	$-
Discontinued operations	$-	$-
Weighted average number of shares outstanding - basic	88,080,979	86,612,794

Income (loss) per share - diluted
Continuing operations	$(0.07)	$-
Discontinued operations	$-	$-
Weighted average number of shares outstanding - basic	88,080,979	86,612,794

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2010	85,922,744	$85,923	$65,859,347	$(83,923,177)	$(17,977,907)

Common stock issued upon conversion of note payable	1,958,235	1,958	298,042	-	300,000

Reduction of conversion option liability upon conversion of note payable	-	-	195,982	-	195,982

Common stock issued for services	200,000	200	41,800	-	42,000

Stock-based compensation	-	-	111,195	-	111,195

Net loss	-	-	-	(468,871)	(468,871)

Balance, January 1, 2011	88,080,979	88,081	66,506,366	(84,392,048)	(17,797,601)

Shares of stock issued to Lantis Laser Inc. in the acquisition of 55% ownership	109,928,311	109,928	(109,928)	-	-

Net loss	-	-	-	(6,439,166)	(6,439,166)

Balance, December 31, 2011	198,009,290	$198,009	$66,396,438	$(90,831,214)	$(24,236,767)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,439,166)	$(468,871)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,728	10,103
Amortization of discount on convertible debt and debt issuance
costs	192,247	2,108,129
Stock-based compensation	-	111,195
Common stock issued for services	-	42,000
Change in fair value of conversion option and warrant liabilities	5,245,032	(2,930,077)
Gain on disposal of discontinued operations	(523,980)	-
Change in inventory reserve	(90,367)	43,812
Changes in operating assets and liabilities:
Accounts receivable	143,568	(91,292)
Inventories	106,247	84,054
Prepaid expenses and other assets	78,517	166,846
Deposits	1,560	-
Accounts payable and accrued liabilities	825,418	698,305
Deferred revenue	(11,108)	(3,669)
Net cash used in operating activities	(465,304)	(229,465)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	384,000	-
Proceeds from sale of property and equipment	850	-
Net cash provided by investing activities	384,850	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	-	150,000
Net cash provided by financing activities	-	150,000
Net decrease in cash and cash equivalents	(80,454)	(79,465)
CASH AT BEGINNING OF PERIOD	82,777	162,242
CASH AT END OF PERIOD	$2,323	$82,777
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$43,428
Cash paid for income taxes	$1,600	$1,685

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

	2011	2010
Accrued interest payable added to principal balance	$252,508	$808,126
Increase in debt discount for conversion option liabilities resulting
from accrued interest added to principal balance	$135,096	$388,925
Conversion of notes payable to common stock	$-	$300,000
Reduction of conversion option liabilities upon conversion	$-	$203,302
Increase in accrued payables from reduction of
conversion option liabilities	$-	$(7,320)
Prepaid interest deducted from gross proceeds of note payable	$-	$26,471
Discount on note payable	$-	$97,973
Reduction in note payable as a result of foreclosure	$100,000	$-
Inventory transferred to fixed assets	$-	$27,687

 The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description

The Company was a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications.  The data network market areas that the Company is targeting include video, storage, Internet Protocol telephony and technology refresh.  The Company is currently focusing on the United States market.  Principal operations had commenced, although minimal revenues had been recognized to date.

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

The acquisition transaction had been treated as a reverse merger, with Raptor considered the accounting acquirer.

The Company’s service contract with a Government prime contractor was almost depleted as of March 31, 2011 and consequently, revenues for the quarter under review amounted to close to zero.  Taking into account the current status of the U.S. Government budget and the fact that the Company no longer has any rights in or to its intellectual property, the Company was no longer able to generate future revenue in that line of business.

In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model had not been successful as the Company had not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  In addition, on August 1, 2011, all of the Company’s remaining assets were sold during a public foreclosure sale.  For further details on these transactions, see the disclosures in the Forms 8-K filed by the Company on July 11, 2011 and August 4, 2011.  As a result of the above transactions, the Company classified all of its operations as discontinued operations, except certain general and administrative expenses related to the public shell company, such as EDGAR fees, audit fees and legal expenses related to review of public filings and amounts related to the Company’s convertible debt (see Note 2).

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our convertible notes payable (see Note 6) have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter (see Note 2).  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  This transaction was completed in December 2011, when Lantis Laser Inc. (OTCQB: LLSR) acquired an 80% controlling equity stake in the Company. In addition to Lantis Laser Inc. issuing 5 million shares of their common stock to CCE, they were issued 109,928,311 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company has filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares, and then issue an additional, 79,078,817 shares of common stock to Lantis Laser Inc. to bring the total percentage equity owned by Lantis Laser Inc. to 80%, and issue 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The 14C has not been approved by the SEC as of December 31, 2011. As a result of the 14C not being approved as of December 31, 2011, the convertible notes remain outstanding and will be outstanding until the shares of common stock have been issued.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected.  The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method.  All receivables as of December 31, 2010 have been collected.  Therefore, there is no allowance for doubtful accounts is included in the accompanying consolidated balance sheets.

Inventories

Inventories are recorded at the lower of cost or market with cost being determined on the average cost method.  When required, a provision is made to reduce excess and obsolete inventory to estimated net realizable value.  Inventories consist of raw materials, work-in-process and finished goods.

License Fees

The Company capitalizes software license fees of third party software which is included in its systems.  These costs are amortized and charged to cost of sales over the projected number of systems expected to be sold incorporating the capitalized software.  Amortization of the license fees included in cost of sales for the year ended December 31, 2010 totaled $25,920.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance costs reflect fees incurred to obtain financing.  Debt issuance costs are amortized to interest expense using the straight-line method over the life of the related debt.  Amortization expense for the year ended December 31, 2010 was $5,015.

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

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying consolidated balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

The Company had contracts with various governments and governmental agencies.  Government contracts were subject to audit by the applicable governmental agency.  Such audits could lead to inquiries from the government regarding the allowability of costs under applicable government regulations and potential adjustments of contract revenues.  To date, the Company has not been involved in any such audits.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development (R&D) costs consist of labor, product design costs including rental of design tools, consumables, and costs of prototypes and are expensed as incurred.

Compensated Absences

The Company maintains a personal time off policy.  Employees of the Company are entitled to compensated absences depending on their length of service to a maximum of 25 days per calendar year.  As of December 31, 2010, the balance owed for compensated absences was $46,337. As of December 31, 2011, the Company has no employees.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of December 31, 2011 and 2010.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2011 and 2010.

No options were granted during the years ended December 31, 2011 or 2010.

Loss per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2011 and December 31, 2010, basic and diluted earnings per share were the same.

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

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Presentation as a Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained net losses of $6,439,166 and $468,871 for the years ended December 31, 2011 and December 31, 2010, respectively.  The Company also has an accumulated deficit of $90,831,214 and a working capital deficit of $24,236,767 at December 31, 2011, of which $12,182,180 relates to the fair value of derivative financial instruments.  The Company’s service contract with a Government prime contractor was almost depleted as of March 31, 2011 and consequently, revenues for the quarter under review amounted to close to zero.  Taking into account the current status of the U.S. Government budget and the fact that the Company no longer has any rights in or to its intellectual property, the Company is no longer able to generate future revenue in its current line of business.

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

All of our convertible notes payable (see Note 6) have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter (see Note 2).  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated. This transaction was completed in December 2011, when Lantis Laser Inc. (OTCQB: LLSR) acquired an 80% controlling equity stake in the Company. In addition to Lantis Laser Inc. issuing 5 million shares of their common stock to CCE, they were issued 109,928,311 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company has filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares, and then issue an additional 79,078,817 shares of common stock to Lantis Laser Inc. to bring the total percentage equity owned by Lantis Laser Inc. to 80%, and issue 13,510,752 shares of stock to CCE n consideration of the conversion of the convertible notes outstanding to CCE. The 14C has not been approved by the SEC as of December 31, 2011. As a result of the 14C not being approved as of December 31, 2011, the convertible notes remain outstanding and will be outstanding until the shares of common stock have been issued.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a summary of assets and liabilities included in discontinued operations as of:

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $0	$-	143,568
Inventories, net	-	515,662
Prepaid interest	-	15,441
Prepaid insurance	-	16,133
License fees	-	32,850
Other current assets	-	14,093
Total current assets	-	737,747
PROPERTY AND EQUIPMENT, NET	-	40,527
DEPOSITS	-	1,560
TOTAL ASSETS	$-	$779,834
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$-	$95,615
Current portion of legal settlement payable	-	100,955
Deferred revenue	-	11,108
Accrued liabilities	-	579,249
Total current liabilities	-	786,927
LEGAL SETTLEMENT PAYABLE, NET OF CURRENT PORTION	-	14,931
TOTAL LIABILITIES	$-	$801,858

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are operating results included in discontinued operations for the three and nine months ended:

	For the Years Ended
	December 31,
	2011	2010
REVENUE, NET	$367,012	$1,785,327
COST OF SALES	222,288	1,061,189
GROSS PROFIT	144,724	724,138
OPERATING EXPENSES
Salary expense and salary related costs	353,198	639,744
Research and development	5,537	22,336
Marketing and selling	-	60,808
General and administrative	158,435	291,801
Total operating expenses	517,170	1,014,689
Loss from operations	(372,446)	(290,551)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	(431,034)	-
Gain on sale of intellectual property	384,000	-
Loss on sale of property and equipment	(1,697)	-
Miscellaneous income	532,887	91,350
Total gain (loss) on disposal of discontinued operations	484,156	91,350
Income (loss) before income taxes	111,710	(199,201)
Income tax benefit	-	-
NET INCOME (LOSS)	$111,710	$(199,201)

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

The following assets were acquired by CCE, resulting in a loss on foreclosure of $431,034 for the year ended December 31, 2011.

Net proceeds	$100,000
Net book value of assets acquired:
Inventories	510,083
Property and equipment	20,951
531,034
Loss on foreclosure	$(431,034)

 RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on Sale of Intellectual Property

Effective July 1, 2011, the Company sold an exclusive, worldwide, perpetual, irrevocable, fully paid, transferable and sublicensable right and license in all of the Company’s registered patent and patent applications for $384,000.  The license is exclusive even to the Company, such that the Company no longer has any rights to its intellectual property.  Since the Company’s carrying value of its intellectual property was $0, the Company recorded a gain on the sale of intellectual property of $384,000 for the year ended December 31, 2011.

3.    Fair Value of Financial Instruments

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2011:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$11,789,870	$-	$-	$11,789,870
Detachable warrant liabilities	392,310	-	-	392,310

	$12,182,180	$-	$-	$12,182,180

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$5,808,201	$-	$-	$5,808,201
Detachable warrant liabilities	993,852	-	-	993,852

	$6,802,053	$-	$-	$6,802,053

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s detachable warrant and conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  See Note 6 for the rollforward of Level 3 liabilities.

4.    Inventories

Inventories consisted of the following at December 31, 2010 and are included in the current assets of discontinued operations :

2010

Raw materials	$503,459
Work in process	-
Finished goods	257,709

761,168
Allowance for obsolescence	(245,506)

$515,662

5.    Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and are included in the assets of discontinued operations :

2010

Furniture and office equipment	$67,388
Computer equipment	183,689
Testing equipment	506,036

757,113
Accumulated depreciation	(716,586)

$40,527

For the year ended December 31, 2010, $27,687 of inventory was loaned to distributors and consequently was transferred from inventories to test equipment.

6.    Securities Purchase Agreements

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant events of default under the SPAs include:

•	□□The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).
•	□□The failure to issue unlegended certificates within 3 trading days after the Company receives documents necessary for the removal of the legend.

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

Notes

Information relating to the Notes is as follows:

						As of December 31, 2011
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)	Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value

2006 Notes (1),(8)	$8,804,909	9.25%	7/31/2008	$0.44	$0.44	$4,987,137	$-	$4,987,137
2007 Notes (2),(8)	3,500,000	9.25%	8/1/2010	$1.21	$0.50	3,084,046	-	3,084,046
April 2008 Notes (7),(8)	3,125,000	10.00%	3/31/2010	$1.00	$1.00	2,288,392	-	2,288,392
July 2008 Notes (7),(8)	1,250,000	10.00%	7/28/2010	$1.00	$1.00	476,808	-	476,808
July 2010 Note (7)	176,471	15.00%	7/27/2011	$1.00	$1.00	176,471	-	176,471

	$16,856,380					$11,012,854	$-	$11,012,854

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant events of default under the Notes include:

•	□□The failure of any registration statement to be declared effective by the SEC within 60 days after the date required by the applicable registration rights agreement or the lapse or unavailability of such registration statement for more than 10 consecutive days or more than an aggregate of 30 days in any 365-day period (other than certain allowable grace periods).

•	□□The suspension from trading or failure of the common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

•	□□The failure to issue shares upon conversion of the Notes or for more than 10 business days after the relevant conversion date or a notice of the Company's intention not to comply with a request for conversion.

•	□□The Company's failure to pay any amount of principal, interest, late charges or other amounts when due.

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term (4)	Additional Warrant Grants (6)	Warrants Outstanding at December 31, 2011	Fair Value of Warrant Liability as of December 31, 2011	Fair Value of Warrant Liability as of December 31, 2010

L-1 (1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$146,748	$170,656
L-2 (1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	46,959	54,610
M-1 (1), (3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	47,693	55,463
M-2 (1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	15,262	17,748
N (2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	48,320	130,900
O (2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P (2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	20,709	56,100
Q (7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	47,585	363,125
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	19,034	145,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A

	60,844,917				8,502,114	69,347,031	$392,310	$993,852

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

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the year ended:

	December 31, 2011				December 31, 2010
	2006 Notes	2007 Notes	April 2008 July 2008 Notes	July 2010 Notes	2006 Notes	2007 Notes	April 2008, July 2008, & July 2010 Notes
Stock price	$0.009	$0.009	$0.009	$0.009	$0.10	$0.10	$0.10
Exercise price	$0.0081	$0.0081	$0.0077	$0.0077	$0.09	$0.09	$0.09
Expected life (in years)	0. 50	1.00	0.75	0.75	0.75	1.25	1.00
Volatility	533%	395%	447%	447%	123%	117%	118%
Risk-free rate of return	0.00%	0.00%	0.00%	0.00%	0.24%	0.37%	0.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	2006 Warrants	2007 Warrants	April 2008 July 2008 Warrants	2006 Warrants	2007 Warrants	April 2008 & July 2008 Warrants
Stock price	$0.009	$0.009	$0.009	$0.10	$0.10	$0.10
Exercise price	$0.44	$0.50	$0.50	$0.44	$0.50	$0.50
Expected life (in years)	0.50	1.25	2.50	0.75	1.50	2.76
Volatility	533%	358%	277%	123%	119%	150%
Risk-free rate of return	0.00%	0.00%	0.00%	0.24%	0.45%	0.92%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the 2006 Notes and 2006 Warrants was as follows:

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$4,448,440	$-	$2,584,949	$2,145,060

Accrued interest added to principal balance	425,976	-	211,242	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	(429,391)	(1,846,583)

Balance, December 31, 2010	4,874,416	-	2,366,800	298,477

Accrued interest added to principal balance	112,721	-	54,766	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	2,806,972	(41,815)

Balance, December 31, 2011	$4,987,137	$-	$5,228,538	$256,662

*	Since the 2006 Notes are due on demand, the additional debt discount related to the accrued interest added to principal was immediately amortized.
**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was July 31, 2008.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$2,752,309	$(877,592)	$519,085	$943,000

Accrued interest added to principal balance	262,322	(110,088)	110,088	-

Amortization of debt discount	-	987,680	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	1,095,866	(756,000)

Balance, December 31, 2010	3,014,631	-	1,725,039	187,000

Accrued interest added to principal balance	69,415	-	39,686	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	1,505,121	(117,971)

Balance, December 31, 2011	$3,084,046	$-	$3,269,846	$69,029

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was August 1, 2010.

Activity in the April 2008 Notes and 2008 Warrants is as follows:

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$2,125,000	$(431,192)	$1,670,404	$655,625

Accrued interest added to principal balance	107,578	(60,686)	60,686	-

Amortization of debt discount	-	491,878	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	(441,448)	(292,500)

Balance, December 31, 2010	2,232,578	-	1,289,642	363,125

Accrued interest added to principal balance	55,814	-	32,235	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	1,238,644	(315,540)

Balance, December 31, 2011	$2,288,392	$-	$2,560,521	$47,585

**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was March 31, 2010.

Activity in the July 2008 Notes and July 2008 Warrants is as follows:

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	**Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
Balance, January 1, 2010	$850,000	$(364,583)	$668,161	$262,250

Conversion of notes to common stock	(300,000)	-	(203,302)	-

Accrued interest added to principal	12,250	(6,909)	6,909	-

Amortization of debt discount	-	371,492	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	(146,986)	(117,000)

Balance, December 31, 2010	562,250	-	324,782	145,250

Accrued interest added to principal	14,558	-	8,408	-

Reduction of principal from foreclosure proceeds	(100,000)	-	-	-

Change in fair value of conversion option and detachable warrant liabilities	-	-	200,319	(126,216)

Balance, December 31, 2011	$476,808	$-	$533,509	$19,034

**	The entire outstanding principal balance of this note as per December 31, 2010 is currently due and payable in full since the original maturity date of the Notes was July 28, 2010.

Activity in the July 2010 Notes as follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability
Balance, July 27, 2010 (Inception)	$176,471	$(97,973)	$97,973

Amortization of debt discount	-	40,822	-

Change in fair value of conversion option liability	-	-	3,965

Balance, December 31, 2010	176,471	(57,151)	101,938

Amortization of debt discount	-	57,151	-

Change in fair value of conversion option liability	-	-	95,518
Balance, December 31, 2011	$176,471	$-	$197,456

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the balances as of December 31, 2011 and 2010 follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,987,137	$-	$5,228,538	$256,662

2007 Notes	3,084,046	-	3,269,846	69,029

April 2008 Notes	2,288,392	-	2,560,521	47,585

July 2008 Notes	476,808	-	533,509	19,034

July 2010 Notes	176,471	-	197,456	-

Balance, December 31, 2011	$11,012,854	$-	$11,789,870	$392,310

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,874,416	$-	$2,366,800	$298,477

2007 Notes	3,014,631	-	1,725,039	187,000

April 2008 Notes	2,232,578	-	1,289,642	363,125

July 2008 Notes	562,250	-	324,782	145,250

July 2010 Notes	176,471	(57,151)	101,938	-

Balance, December 31, 2010	$10,860,346	$(57,151)	$5,808,201	$993,852

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During 2011, the Company issued 109,928,311 shares of common stock to Lantis Laser Inc. in Lantis’ acquisition of 55% of the Company. The transaction was treated as an equity transaction, and Lantis Laser Inc. issued 5,000,000 shares of their own stock to pay CCE a fee so they would guarantee the conversion of their debt to common stock of the Company upon the Company’s successful amendment to their charter enabling them to increase the authorized shares to 500,000,000 shares and issue them an additional shares of the Company’s stock.

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

8.    Stock Options

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

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to our employees and non-employee board of directors.  The vesting period for the non-plan stock options is three equal annual installments commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of December 31, 2011 and 2010, there were 850,000 non-plan options outstanding.

A summary of the activity of the Company’s stock options for the years ended December 31, 2010 and 2011 is presented below:

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,758,667	$0.78
Granted	-	-
Forfeited / Expired	(296,667)	0.16
Exercised	-	-
Outstanding, December 31, 2010	1,462,000	$1.21	2.79	$-
Granted	-	-
Forfeited / Expired	(272,000)	$0.88
Exercised	-	-
Outstanding, December 31, 2011	1,190,000	$0.91	1.67	-
Exercisable, December 31, 2011	1,190,000	$0.91	1.67	$-

As of December 31, 2011 and 2010, there is no unrecognized stock-based compensation cost related to unvested stock options.

A summary of the status of the Company’s unvested stock options as of December 31, 2011 and 2010 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2011	510,834
Granted	-	-
Vested	(339,667)	$0.55
Non-vested shares forfeited	(171,167)	$0.20
Non-vested at December 31, 2010	-
Granted	-
Vested	-
Non-vested shares forfeited	-
Non-vested at December 31, 2011

For the years ended December 31, 2011 and 2010, the Company recognized $0 and $111,195, respectively, in stock-based compensation costs related to the issuance of options to employees.  These costs were calculated using the Black-Scholes Option Pricing Model and are reflected in operating expenses.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	75,624,943	$0.64
Granted	-	-
Cancelled/Forfeited	(5,110,817)	2.48
Exercised	-	-
Outstanding at December 31, 2010	70,514,126	$0.51
Granted	-	-
Cancelled/forfeited	(366,385)	0.72
Exercised	-	-
Outstanding at December 31, 2011	70,147,741	$0.51

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series	Issue Date	Outstanding at January 1, 2010	Granted	Exercised / Forfeited	Outstanding at December 31, 2010	Granted	Exercised / Forfeited	Outstanding at December 31, 2011
F	April 2005	14,385	-	(14,385)	-	-	-	-
G	April 2005	3,564,188	-	(3,564,188)	-	-	-	-
G-BH	April 2005	1,505,989	-	(1,505,989)	-	-	-	-
I	February 2005	10,000	-	(10,000)	-	-	-	-
J	August 2005	16,255	-	(16,255)	-	-	-	-
L-1	July 2006 & January 2007	22,754,163	-	-	22,754,163	-	-	22,754,163
L-2	July 2006 & January 2007	7,281,332	-	-	7,281,332	-	-	7,281,332
M-1	July 2006 & January 2007	7,395,103	-	-	7,395,103	-	-	7,395,103
M-2	July 2006 & January 2007	2,366,433	-	-	2,366,433	-	-	2,366,433
N	July 2007	7,000,000	-	-	7,000,000	-	-	7,000,000
O	July 2007	4,550,000	-	-	4,550,000	-	-	4,550,000
P	July 2007	3,000,000	-	-	3,000,000	-	-	3,000,000
Q	April 2008	6,250,000	-	-	6,250,000	-	-	6,250,000
Replacement	July 2008	6,250,000	-	-	6,250,000	-	-	6,250,000
R	July 2008	2,500,000	-	-	2,500,000	-	-	2,500,000
Miscellaneous	2003 - 2007	1,167,095	-	-	1,167,095	-	(366,385)	800,710

		75,624,943	-	(5,110,817)	70,514,126	-	(5,110,817)	70,147,741

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrants outstanding at December 31, 2011:

Range of Exercise Prices	Number Outstanding	Wtd. Ave. Life	Wtd. Ave. Price	Number Exercisable

$.43-1.20	70,147,741	2.10	$0.51	59,347,741

10.    Commitments and Leases

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

11.    Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at December 31:

	2011	2010
Deferred tax assets:
Non-benefited tax losses and credits	37,712,000	37,510,000
Total deferred tax assets	37,712,000	37,510,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	37,712,000	37,510,000
Valuation allowance	(37,712,000)	(37,510,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

RAPTOR NETWORKS TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has federal and state net operating loss carryforwards of approximately $88,140,000 and $87,516,000, respectively expiring between 2031 and 2025, respectively.  Should the Company move out of the enterprise zone, approximately $32,400,000 of the state net operating loss will be suspended leaving approximately $31,000,000 of the general state net operating loss remaining.

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

At December 31, 2011 and 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions.  The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2008 and 2007, respectively.  The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

