Form 10-Q
period 2012-03-31
RAPTOR NETWORKS TECHNOLOGY INC
filed 2012-05-21
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

RAPTOR NETWORKS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1573852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Howe Lane

Freehold, New Jersey 07728

(Address of Principal Executive Offices)

(732) 252-5146

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

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 15, 2012, there were 198,009,290 shares of the issuer’s common stock, $0.001 par value, outstanding.

i

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$-	$2,323

Total current assets	-	2,323

TOTAL ASSETS	$-	$2,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,304,618	$1,044,056
Detachable warrant liabilities	82,190	392,310
Conversion option liabilities	10,820,736	11,789,870
Senior convertible notes payable	11,012,854	11,012,854

Total current liabilities	23,220,398	24,239,090

TOTAL LIABILITIES	23,220,398	24,239,090

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par; 200,000,000 shares authorized;
198,009,290 shares issued and outstanding	198,009	198,009
Additional paid-in capital	66,396,438	66,396,438
Accumulated deficit	(89,814,845)	(90,831,214)

Total stockholders' deficit	(23,220,398)	(24,236,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2,323

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2012	2011

Continuing Operations:
OPERATING EXPENSES
General and administrative	$197	$11,325

Total operating expenses	197	11,325

Loss from Continuing Operations	(197)	(11,325)

OTHER INCOME (EXPENSE)
Interest income	-	1
Loss on sale of property and equipment	-	(1,697)
Change in fair value of conversion option and warrant liabilities	1,279,254	(1,840,624)
Amortization of discount on convertible debt	-	(159,588)
Interest expense	(262,688)	(267,590)

Total other income (expense)	1,016,566	(2,269,498)

Income (loss) before income taxes	1,016,369	(2,280,823)

Income tax benefit	-	-

Net income (loss) from continuing operations	1,016,369	(2,280,823)

Discontinued operations:
Gain on disposal of discontinued operations	-	484,156
Loss from discontinued operations	-	(519,871)

Loss from discontinued operations, net of tax	-	(35,715)

NET INCOME (LOSS)	$1,016,369	$(2,316,538)

Income (loss) per share - basic
Continuing operations	$0.01	$(0.03)
Discontinued operations	$-	$-
Weighted average number of shares outstanding - basic	198,009,290	88,080,979

Income (loss) per share - diluted
Continuing operations	$0.01	$(0.03)
Discontinued operations	$-	$-
Weighted average number of shares outstanding - basic	198,009,290	88,080,979

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2012	198,009,290	198,009	66,396,438	(90,831,214)	(24,236,767)

Net loss	-	-	-	1,016,369	1,016,369

Balance, March 31, 2012	198,009,290	$198,009	$66,396,438	$(89,814,845)	$(23,220,398)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR NETWORKS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,016,369	$(2,316,538)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	4,332
Amortization of discount on convertible debt and debt issuance costs	-	159,588
Loss on sale of property and equipment	-	1,697
Change in fair value of conversion option and warrant liabilities	(1,279,254)	1,840,624
Change in inventory reserve	-	(74,703)
Changes in operating assets and liabilities:
Accounts receivable	-	30,624
Inventories	-	91,275
Prepaid expenses and other assets	-	44,679
Accounts payable and accrued liabilities	260,562	218,625
Deferred revenue	-	(10,987)
Net cash used in operating activities	(2,323)	(10,784)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	500
Net cash provided by investing activities	-	500
Net decrease in cash and cash equivalents	(2,323)	(10,284)
CASH AT BEGINNING OF PERIOD	2,323	82,777
CASH AT END OF PERIOD	$-	$72,493
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$2,995
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$262,688	$252,508
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$-	$135,095

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The March 31, 2012 consolidated balance sheet was derived from audited financial statements as of December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2011 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $2,316,538 and a net loss from operations of $47,040 for the three months ended March 31, 2012.  Additionally, the Company also has an accumulated deficit of $86,708,586 and a working capital deficit of $20,149,847 as of March 31, 2011, of which $8,777,772 relates to the fair value of derivative financial instruments.  In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model has not been successful as the Company has not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  For further details on this transaction we refer to the disclosures made under the heading “Subsequent Events” in this quarterly report and we refer to the Form 8-K filed by the Company on July 11, 2011.  In addition, on August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale.  The Company’s service contract with a government prime contractor enabling the Company to fund the development of a next generation “hybrid fabric” product provided the majority of the revenue in the quarter under review, absorbing the Company’s current expense run rates.  The funds allocated to that contract are alone insufficient to complete product development and this specific funding stream will be depleted as of the end of first quarter and will support expense run rates until June 2011.  Taking into account the current status of the U.S. Government budget, we believe it is unlikely that we will find a replacement for the expiring contract revenue prior to January 2012.

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

2.	Inventories

Inventories consist of the following as of:

	March 31, 2012	March 31, 2011

Raw materials	$0	$397,549
Finished goods	0	272,344

	0	669,893
Allowance for obsolescence	(0)	(170,803)

Inventories, net	$0	$499,090

3.	Stock-Based Compensation

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

All of the SPAs contain registration rights agreements which require the Company to file registration statements with the SEC for the resale of the shares of common stock underlying all of the Notes, Warrants and common stock issued.  The Company is required to maintain the effectiveness of the registration statements through the latest date at which the Notes can be converted or the Warrants can be exercised.  Notwithstanding other remedies available under the SPAs, the Company will be required to pay liquidated damages equal to 2% of the principal amount of the Notes on the date of failure and 2% of the principal amount of the Notes every 30 th day thereafter (or for a pro rated period if less than 30 days) for failure to timely file the registration statements or have them declared effective by the SEC and failure to maintain the effectiveness of the registration statements, subject to certain grace periods.  Any liquidated damages not paid timely will accrue interest at the rate of 2% per month.  Registration penalties under SPAs are capped at 12.5% of the principal amount of the respective Notes.  The maximum registration penalties under the Notes are as follows:

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

Notes

Information relating to the Notes is as follows:

							As of March 31, 2012
Transaction	Initial Principal Amount	Interest Rate (4), (5), (6)		Maturity Date	Initial Fixed Conversion Price	Current Fixed Conversion Price	Principal Balance	Unamortized Discount	Carrying Value
2006 Notes (1)	$8,804,909	9.25%	(3)	7/31/2008	$0.44	$0.44	$4,987,137	$-	$4,987,137
2007 Notes (2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50	3,084,046	-	3,084,046
April 2008 Notes (7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00	2,288,392	-	2,288,392
July 2008 Notes (7)	1,250,000	10.00%		7/28/2010	$1.00	$1.00	576,808	-	576,808
July 2010 Note (7)	176,471	15.00%		7/27/2011	$1.00	$1.00	176,471	(32,658)	143,813
	$16,856,380						$11,112,854	$(32,658)	$11,080,196

(1)	All information presented reflects amendments made in January 2007.
(2)	Fixed conversion price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The interest rate may be reduced to 7% at the beginning of each quarter if certain conditions are met. No such conditions have been met to date.
(4)	The interest rates for the 2006, 2007, April and July 2008 Notes increase to 15% upon the occurrence of an event of default.
(5)	The interest rate on the July 2010 Note increases to 21% upon the occurrence of an event of default.
(6)	Interest is calculated on the basis of a 360 day year.
(7)	Interest for the first two years of the April 2008 Notes and July 2008 Notes was deducted from the proceeds. Interest for the first year of the July 2010 Note was deducted from the proceeds. Prepaid interest is reflected in the accompanying consolidated balance sheets.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants as follows:

Series of Warrants	Initial Number of Warrants Issued	Initial Exercise Price	Current Exercise Price	Term (4)	Additional Warrant Grants (6)	Warrants Outstanding at March 31, 2012	Fair Value of Warrant Liability as of March 31, 2012	Fair Value of Warrant Liability as of December 31, 2010
L-1 (1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163	$191,135	$170,656
L-2 (1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332	61,163	54,610
M-1 (1), (3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103	62,119	55,463
M-2 (1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433	19,878	17,748
N (2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000	84,700	130,900
O (2), (5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000	N/A	N/A
P (2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000	36,300	56,100
Q (7), (8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000	186,875	363,125
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000	74,750	145,250
Replacement (9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000	N/A	N/A
	60,844,917				8,502,114	69,347,031	$716,920	$993,852

(1)	All information presented reflects amendments made in January 2007.
(2)	Current exercise price reflects the effect of anti-dilution provision as a result of the April 2008 SPA.
(3)	The April 2008 SPA modified the warrants to eliminate the contingency provision.
(4)	The term begins as of the effective date of the registration statement.
(5)	The fair value of the Series O warrants has not yet been recorded since the contingency provisions have not been met.
(6)	Additional warrants were granted due to the anti-dilution provisions in the 2007 SPA.
(7)	Exercise price is the lesser of $0.50 or 75% of the lowest of the following:

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

Current Business Outlook

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Resources Holdings Inc. ("Raptor Resources") (RRHI:QB) (formerlyLantis Laser Inc. (LLSR.QB)) pursuant to which we agreed to issue Raptor Resources 109,928,311 shares of our common stock or 55% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Raptor Resources common stock. All officers and directors of Raptor resigned at the time of execution of the Stock Purchase Agreement. Raptor Resources intends to effect a 1:10 reverse stock split, own 80% of the fully diluted shares of Raptor's common stock on a post-split basis, change the name of Raptor to Mabwe Minerals Inc. and have the company engaged in the exploration and mining of gold and other industrial minerals and will not have any involvement with the historical business of Raptor. We are a majority owned subsidiary of Raptor Resources.

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

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Resources Holdings Inc. ("Raptor Resources") (RRHI:QB) (formerlyLantis Laser Inc. (LLSR.QB)) pursuant to which we agreed to issue Raptor Resources 109,928,311 shares of our common stock or 55% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Raptor Resources common stock. All officers and directors of Raptor resigned at the time of execution of the Stock Purchase Agreement. Raptor Resources intends to effect a 1:10 reverse stock split, own 80% of the fully diluted shares of Raptor's common stock on a post-split basis, change the name of Raptor to Mabwe Minerals Inc. and have the company engaged in the exploration and mining of gold and other industrial minerals and will not have any involvement with the historical business of Raptor. We are a majority owned subsidiary of Raptor Resources.

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $89,814,648 through March 31, 2012.

As mentioned before under the heading “Subsequent events” in this quarterly report the Company sold an exclusive right to its registered patents effective July 1, 2011 and on August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale leaving the Company without any rights to its intellectual property and without any assets and then entered into a Stock Purchase Agreement with Raptor Resources effective December 2, 2011 under which we exchanged shares of common stock and became a majority owned subsidiary of Raptor Resources.

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

Inventories

We determine our inventory value at the lower of average cost or market.  When required, a provision is made to reduce excess and obsolete inventories to estimated net realizable value.  We had no inventory as of March 31, 2012 from $499,090 as of March 31, 2011.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2012 and 2011.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	2012	2011	Change (S)	Change (%)

REVENUE, NET	$0	$353,110	$(353,110)	-100%
COST OF SALES	0	191,481	(191,481)	-100%
GROSS PROFIT	0	161,629	(161,629)	-100%
OPERATING EXPENSES
Salary expense and salary related costs	0	112,740	(112,740)	-100%
Research and development	0	5,429	(5,429)	-100%
Selling, general and administrative	0	90,500	(90,500)	-100%
Total operating expenses	0	208,669	(208,669)	-100%
Loss from operations	0	(47,040)	47,040	-100%
OTHER INCOME (EXPENSE)
Interest income	1	1	0	0%
Loss on disposal of property and equipment	0	(1,697)	1,697	-100%
Change in fair value of conversion option and warrant liabilities	1,279,254	-1,840,624	3,119,878	-170%
Amortization of discount on convertible debt	0	-159,588	159,588	-100%
Interest expense	-262,688	-267,590	4,902	-2%
Total other income (expense)	1,016,566	(2,269,498)	3,284,368	-145%
Income (loss) before income taxes	1,016,566	(2,316,538)	3,333,104	-144%
Income tax (provision) benefit	-	-	-	0
NET INCOME (LOSS)	$1,016,566	$(2,316,538)	$3,333,104	-144%

Net Revenues

As a result of the prior sale of our assets prior to our becoming a majority owned subsidiary of Raptor Holdings, we have not engaged in any business in the first quarter of 2012. We expect to commence the exploration and mining of gold and industrial minerals in the second or third quarter of 2012.

Gross Profit

As a result of the prior sale of our assets prior to our becoming a majority owned subsidiary of Raptor Holdings, we have not engaged in any business in the first quarter of 2012. We expect to commence the exploration and mining of gold and industrial minerals in the second or third quarter of 2012.

Operating Expenses

As a result of the prior sale of our assets prior to our becoming a majority owned subsidiary of Raptor Holdings, we have not engaged in any business in the first quarter of 2012. We expect to commence the exploration and mining of gold and industrial minerals in the second or third quarter of 2012.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2012 and 2011.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and our consolidated financial statements and related notes beginning on page F-1 of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer (currently the same person), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 on the basis that we have not been funded sufficiently for us to employ an additional person to serve as our Chief Financial Officer.

Changes in Internal Control over Financial Reporting.  There were changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since Al Pietrangelo has assumed the positions of CEO and CFO to replace our former CEO and CFO.

Inherent Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and our Chief Financial Officer (who are the same person, Al Pietrangelo) does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

See Form 8-K filed on August 4, 2011.

ITEM 4.  MINE SAFETY DISCLOSURES.

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

RAPTOR NETWORKS TECHNOLOGY, INC.

Date: May 21, 2012	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Date: May 21, 2012	By:	/s/ Al Pietrangelo
Al Pietrangelo
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

