Form 10-Q
period 2012-06-30
RAPTOR NETWORKS TECHNOLOGY INC
filed 2012-08-20
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-51443

MABWE MINERALS INC.

(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Howe Lane

Freehold N.J. 07728

(Address of Principal Executive Offices)

(732) 252-5146

(registrant’s telephone number)

Raptor Networks Technology, Inc.

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

As of, August 13, 2012, there were 117,890,750 shares of the issuer’s common stock, $0.001 par value, outstanding.

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	F-1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited) and exploration period June 29, 2012 through June 30, 2012	F-2

Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2012 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and exploration period June 29, 2012 through June 30, 2012	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis or Plan of Operation	1

Item 4T. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	11

Exhibits Filed with this Report on Form 10-Q	12

i

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$-	$2,323

Total current assets	-	2,323

OTHER ASSETS
Interco-TAG Minerals	-	-

Total Other Assets

TOTAL ASSETS	$-	$2,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,936	$1,044,056
Detachable warrant liabilities	-	392,310
Conversion option liabilities	-	11,789,870
Senior convertible notes payable	-	11,012,854

Total current liabilities	33,936	24,239,090

TOTAL LIABILITIES	33,936	24,239,090

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 112,390,750 shares issued and outstanding	112,391	19,801
Additional paid-in capital	84,929,638	66,574,646
Accumulated deficit	(85,075,965)	(90,831,214)
Deficits accumulated during the exploration stage	-	-

Total stockholders' deficit	(33,936)	(24,236,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2,323

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period
					June 29, 2012
	For the Three Months Ended		For the Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30, 2012
	2012	2011	2012	2011	(exploration stage)

Continuing Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$29,975	$-	$29,975	$-	$-
General and administrative	3,962	8,047	4,159	19,372	-

Total operating expenses	33,937	8,047	34,134	19,372	-

Loss from Continuing Operations	(33,937)	(8,047)	(34,134)	(19,372)	-

OTHER INCOME (EXPENSE)
Interest income	-	4	-	5	-
Loss on sale of property and equipment	-	-	-	(1,697)	-
Change in fair value of conversion option and warrant liabilities	5,028,882	(1,869,994)	6,308,136	(3,710,618)	-
Amortization of discount on convertible debt	-	(24,494)	-	(184,082)	-
Interest expense	(256,065)	(266,913)	(518,753)	(534,503)	-
Miscellaneous Expense	-	525,065	-	525,065	-

Total other income (expense)	4,772,817	(1,636,332)	5,789,383	(3,905,830)	-

Income (loss) before income taxes	4,738,880	(1,644,379)	5,755,249	(3,925,202)	-

Income tax benefit	-	-	-	-	-

Net income (loss) from continuing operations	4,738,880	(1,644,379)	5,755,249	(3,925,202)	-

Discontinued operations:
Gain on disposal of discontinued operations	-	171	-	484,327	-
Loss from discontinued operations	-	(192,154)	-	(712,025)	-

Loss from discontinued operations, net of tax	-	(191,983)	-	(227,698)	-

NET INCOME (LOSS)	$4,738,880	$(1,836,362)	$5,755,249	$(4,152,900)	$-

Income (loss) per share - basic
Continuing operations	$0.22	$(0.19)	$0.28	$(0.45)
Discontinued operations	$-	$(0.02)	-	(0.03)
Weighted average number of shares outstanding - basic (RESTATED 1:10 Reverse Split for prior year)	21,835,871	8,808,098	20,818,400	8,808,098

Income (loss) per share - diluted
Continuing operations	$0.22	$(0.19)	$0.28	$(0.45)
Discontinued operations	$-	$(0.02)	$-	$(0.03)
Weighted average number of shares outstanding - basic (RESTATED 1:10 Reverse Split for prior year)	21,932,581	8,808,098	20,915,110	8,808,098

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

					Defict
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	During the
	Shares	Amount	Capital	Deficit	Exploration Stage	Total

Balance, January 1, 2012	19,801,181	19,801	66,574,646	(90,831,214)	-	(24,236,767)

Net income	-	-	-	1,016,369	-	1,016,369

Balance, March 31, 2012	19,801,181	$19,801	$66,574,646	$(89,814,845)	$-	(23,220,398)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	18,447,582.00

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-

Net income through June 28, 2012	-	-	-	4,738,880	-	4,738,880
Net income period June 29, 2012 through June 30, 2012	-	-	-	-	-	-

Balance, June 30, 2012	112,390,750	$112,391	$84,929,638	$(85,075,965)	$-	(33,936.00)

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			June 29, 2012
			through
	Six months ended June 30,		June 30, 2012
	2012	2011	(exploration stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,755,249	$(4,152,900)	$-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	6,728	-
Amortization of discount on convertible debt and debt issuance costs	-	184,082	-
Loss on sale of property and equipment	-	1,547	-
Change in fair value of conversion option and warrant liabilities	(6,308,136)	3,710,618	-
Change in inventory reserve	-	(90,367)	-
Changes in operating assets and liabilities:
Accounts receivable	-	143,568	-
Inventories	-	106,498	-
Prepaid expenses and other assets	-	75,448	-
Accounts payable and accrued liabilities	550,564	(56,468)	-
Deferred revenue	-	(11,108)	-
Net cash used in operating activities	(2,323)	(82,354)	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	500	-
Net cash provided by investing activities	-	500	-
Net decrease in cash and cash equivalents	(2,323)	(81,854)	-
CASH AT BEGINNING OF PERIOD	2,323	82,777	-
CASH AT END OF PERIOD	$-	$923	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$18,547	$-
Cash paid for income taxes	$-	$1,600	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$-	$252,508	$-
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$-	$135,095	$-
Conversion of debt to equity	$18,447,582	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The June 30, 2012 consolidated balance sheet was derived from audited financial statements as of December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2011 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Effective with the change in control and conversion of notes and liabilities to equity, the Company entered the exploration stage on June 29, 2012. There was no activity in the 2 day period June 29, 2012 through June 30, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has nominal activity since they discontinued their operating subsidiary, and has an accumulated deficit of $85,075,965 and a working capital deficit of $33,936 as of June 30, 2012, this is a dramatic improvement over prior periods due to a debt to equity conversion FINRA approved June 28 thus converting the convertible notes, associated conversion liabilities and detachable warrants to equity with the issuance of 13,510,752 shares of common stock. In addition, the Company entered the exploration stage on June 29, 2012.

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

All of our convertible notes payable (see Note 6) have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter (see Note 2).  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  . This transaction was completed in December 2011, when Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) acquired an 80% controlling equity stake in the Company. In addition to Raptor Resources Holdings Inc. issuing 5 million shares of their common stock to CCE, they were issued 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology were converted and the Company engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

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

Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. As of the the fiscal quarter ended June 30, 2012 all significant policies have remained unchanged with exception of the Company moving from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was FINRA deemed effective June 28, 2012 and development stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30 , 2012, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

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

Following are operating results included in discontinued operations for the three and six months ended:

	For the Three Months Ended		For the Six Months Ended
			June 30,
	2012	2011	2012		2011
REVENUE, NET	$-	$171	$		$353,281
COST OF SALES	-	27008			218,489
GROSS PROFIT	-	(26,837)			134,792
OPERATING EXPENSES
Salary expense and salary related costs	-	108,707			221,447
Research and development	-	108			5,537
General and administrative	-	56,331			135,506
Total operating expenses	-	165,146			362,490
Loss from operations	-	(191,983)			(227,698)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	-	-		-	-
Gain on sale of intellectual property	-	-			-
Loss on sale of property and equipment	-	-		-	-
Miscellaneous income	-	-			-
Total gain (loss) on disposal of discontinued operations	-	-			-
Income (loss) before income taxes	-
Income tax benefit	-	-			-
NET INCOME (LOSS)	-	(191,983)	$		(227,698)

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

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of June 30, 2012, the 2005 Plan had a total of 0 options outstanding as all participants had resigned.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of June 30, 2012~~1~~, there were 0 non-plan options outstanding as all participants had resigned.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the six months ended June 30,2012.

For the six months ended June 30, 2012 and 2011, the Company recognized $0, respectively, of stock-based compensation costs as a result of the issuance of options to employees.

Stock option activity was as follows for the six months ended June 30, 2012:

	Number of Options	Weighted - Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2012	146,200	$1.21	2.79
Granted	-	-
Forfeited / Expired	(146,200)	1.21	(2.79)
Exercised	-	-

Outstanding, June 30, 2012	0	$-	-	$-
Exercisable, June 30, 2012	0	$-	-	$-

4.	Securities Purchase Agreements

The Company entered into four separate securities purchase agreements (the “2006 SPA,” the “2007 SPA,” the “April 2008 SPA” and the “July 2008 SPA,” collectively the “SPAs”) with three institutional investors in connection with private placement transactions that provided for, among other things, the issuance of senior convertible notes (the “2006 Notes,” the “2007 Notes,” the “April 2008 Notes” and the “July 2008 Notes,” collectively the “Notes”), warrants to purchase shares of common stock (the “2006 Warrants,” the “2007 Warrants,” “the April 2008 Warrants,” the “July 2008 Warrants” and the “Replacement Warrants,” collectively the “Warrants”) and the issuance of common stock (the “April 2008 Stock” and the “July 2008 Stock”).  Following is a summary of the securities issued pursuant to the terms of the SPAs. Effective June 28, 2012 all “Notes” were converted to equity and thus retired, In addition, all warrants issued in connection with these “Notes” were forfeited. The table below represents value at conversion (all warrants are reflected pre-split).

				Initial
				Number of
		Initial Principal	Series of	Warrants		Shares of
	Date of	Amount of	Warrants	Issued to the		Common
Transaction	Financing	Notes	Issued	Investors		Stock Issued

2006 SPA	July 30, 2006(1)	$8,804,909	L and M	39,797,031		-
2007 SPA	July 31, 2007	3,500,000	N, O and P	6,047,886		-
April 2008 SPA	April 1, 2008	3,125,000	Q	6,250,000		3,125,000
July 2008 SPA	July 28, 2008	1,250,000	R	8,750,000	(2)	1,250,000
		$16,679,909		60,844,917		4,375,000

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

Effective June 28, 2012 all “Notes” were converted to equity and thus retired, The table below represents value at conversion.

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
$2,084,989

Effective June 28, 2012 all “Notes” were converted to equity and thus retired, The table below represents value at conversion. The Company is required to assess its potential liability with respect to registration rights agreements.  On May 29, 2008, the investors agreed to delay payments in connection with the registration rights agreement contained in the April 2008 SPA and the registration of the shares underlying the L-1 and L-2 warrants.  The deadline has been indefinitely extended by the investors.  As such, no liability related to the registration rights agreements has been recorded in the accompanying consolidated financial statements.

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

Notes

Information relating to the Notes is as follows:

					Initial	Current
	Initial	Interest			Fixed	Fixed
	Principal	Rate		Maturity	Conversion	Conversion
Transaction	Amount	(4), (5), (6)		Date	Price	Price
2006 Notes(1)	$8,804,909	9.25	%(3)	7/31/2008	$0.44	$0.44
2007 Notes(2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50
April 2008 Notes(7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00
July 2008 Notes(7)	1,250,000	10.00%		7/28/2010	$1.00	$1.00
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00
	$16,856,380

 ON JUNE 28, 2012, THE ENTIRE OUTSTANDING PRINCIPAL BALANCE ON THE ABOVE NOTES WAS CONVERTED TO SHARES OF COMMON STOCK. SEE INFORMATION FOLLOWING REGARDING THE ACITVITY IN THE SPECIFIC NOTES.

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

On June 28, 2012, the entire principal balance of the notes was converted into shares of common stock.

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

Warrants

In connection with the SPAs, the Company issued detachable warrants (reflected pre-split) as follows:

	Initial Number	Initial	Current		Additional	Total
Series of	of Warrants	Exercise	Exercise		Warrant	Warrants
Warrants	Issued	Price	Price	Term(4)	Grants(6)	Granted

L-1(1)	22,754,163	$0.505	$0.439	7 years	-	22,754,163
L-2(1)	7,281,332	$0.505	$0.439	7 years	-	7,281,332
M-1(1),(3)	7,395,103	$0.505	$0.439	7 years	-	7,395,103
M-2(1), (3)	2,366,433	$0.505	$0.439	7 years	-	2,366,433
N(2)	2,909,636	$1.203	$0.500	7 years	4,090,364	7,000,000
O(2),(5)	1,891,263	$1.203	$0.500	7 years	2,658,737	4,550,000
P(2)	1,246,987	$1.203	$0.500	7 years	1,753,013	3,000,000
Q(7),(8)	6,250,000	$1.000	$0.500	7 years	-	6,250,000
R	2,500,000	$0.500	$0.500	7 years	-	2,500,000
Replacement(9)	6,250,000	$1.000	$1.000	7 years	-	6,250,000
	60,844,917				8,502,114	69,347,031

ON JUNE 28, 2012, ALL OF THE ABOVE WARRANTS WERE CONVERTED TO SHARES OF COMMON STOCK. SEE INFORMATION FOLLOWING REGARDING THE ACITVITY IN THE SPECIFIC NOTES AND ATTACHED WARRANTS.

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	June 27, 2012			June 30, 2011
			April 2008,			April 2008,
			July 2008			July 2008
			& July			& July
	2006 Notes	2007 Notes	2010 Notes	2006 Notes	2007 Notes	2010 Notes

Stock price	$0.0200	$0.0200	$0.0200	$0.01	$0.01	$0.01
Exercise price	$0.018	$0.018	$0.017	$0.0090	$0.0090	$0.0085
Expected life (in years)	0.25	1.00	0.50	0.75	1.25	1.00
Volatility	125%	205%	205%	302%	247%	207%
Risk-free rate of return	0.00%	0.00%	0.00%	0.14%	0.26%	0.19%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

			April 2008			April 2008
			& July			& July
	2006	2007	2008	2006	2007	2008
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants

Stock price	$0.0200	$0.0200	$0.0200	$0.01	$0.01	$0.01
Exercise price	$0.44	$0.50	$0.50	$0.44	$0.50	$0.50
Expected life (in years)	0.25	1.00	2.00	0.75	1.50	2.76
Volatility	125%	205%	279%	302%	229%	207%
Risk-free rate of return	0.00%	0.00%	0.00%	0.14%	0.32%	0.72%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

		Discount on		Conversion	Detachable
	Principal Balance	Notes Payable		Option Liability	Warrant Liability
Balance, January 1, 2011	$4,874,416	$-		$2,366,800	$298,477
Accrued interest added to principal balance	112,721	(54,766	)*	54,766	-
Amortization of debt discount	-	54,766	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,806,972	(41,815)
Balance, December 31, 2011	4,987,137	-		5,228,538	256,662
Change in fair value of conversion option and detachable warrant liabilities	-	-		(647,225)	(220,765)
Balance, March 31, 2012	4,987,137	-		4,581,313	35,897
Change in fair value of conversion option and detachable warrant liabilities	-	-		(2,995,035)	(35,897)
Conversion of notes payable and warrants to common stock	(4,987,137)			(1,586,278)	-
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 31, 2008. Accordingly, all discount is immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

	Principal	Discount on		Conversion Option	Detachable Warrant
	Balance	Notes Payable		Liability	Liability
Balance, January 1, 2011	$3,014,631	$-		$1,725,039	$187,000
Accrued interest added to principal balance	69,415	(39,686	)*	39,686	-
Amortization of debt discount	-	39,686	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,505,121	(117,971)
Balance, December 31, 2011	3,084,046	-		3,269,846	69,029
Change in fair value of conversion option and detachable warrant liabilities	-	-		(126,484)	(46,452)
Balance, March 31, 2012	3,084,046	-		3,143,362	22,577
Change in fair value of conversion option and detachable warrant liabilities	-	-		(1,002,966)	13,350
Conversion of notes payable and warrants to common stock	(3,084,046)	-		(2,140,396)	(35,927)
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was August 1, 2010.Accordingly, all discount is immediately amortized.

Activity in the April 2008 Notes and 2008 Warrants is as follows:

		Discount on		Conversion	Detachable
	Principal Balance	Notes Payable		Option Liability	Warrant Liability
Balance, January 1, 2011	$2,232,578	$-		$1,289,642	$363,125
Accrued interest added to principal balance	55,814	(32,235	)*	32,235	-
Amortization of debt discount	-	32,235	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,238,644	(315,540)
Balance, December 31, 2011	2,288,392	-		2,560,521	47,585
Change in fair value of conversion option and detachable warrant liabilities	-	-		(152,026)	(30,645)
Balance, March 31, 2012	2,288,392	-		2,408,495	16,940
Change in fair value of conversion option and detachable warrant liabilities	-	-		(876,255)	84,336
Conversion of notes payable and warrants to common stock	(2,288,392)	-		(1,532,240)	(101,276)
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was March 31, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2008 Notes and Warrants is as follows:

				Conversion	Detachable
	Principal	Discount on		Option	Warrant
	Balance	Notes Payable		Liability	Liability
Balance, January 1, 2011	$562,250	$-		$324,782	$145,250
Accrued interest added to principal balance	14,558	(8,408	)*	8,408	-
Amortization of debt discount	-	8,408	*	-	-
Proceeds from foreclosure applied to principal balance	(100,000)	-		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		200,319	(126,216)
Balance, December 31, 2011	476,808	-		533,509	19,034
Change in fair value of conversion option and detachable warrant liabilities				(31,676)	(12,258)
Balance, March 31, 2012	476,808	-		501,833	6,776
Change in fair value of conversion option and detachable warrant liabilities	-	-		(182,576)	33,734
Conversion of notes payable and warrants to common stock	(476,808)	-		(319,257)	(40,510)
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 28, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2010 Notes as follows:

			Conversion
	Principal	Discount on	Option
	Balance	Notes Payable	Liability
Balance, January 1, 2011	$176,471	$(57,151)	$101,938
Amortization of debt discount	-	57,151	-
Change in fair value of conversion option liability	-	-	95,518
Balance, December 31, 2011	176,471	-	197,456
Change in fair value of conversion option liability	-	-	(11,723)
Balance, March 31, 2012	176,471	-	185,733
Change in fair value of conversion option liability	-	-	(67,573)
Conversion of notes payable and warrants to common stock	(176,471)	-	(118,160)
Balance, June 30, 2012	$-	$-	$-

5.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2012 (pre-split)	70,514,126	$0.51
Granted	-	-
Cancelled/forfeited	69,913,416	.51
Exercised	-	-
Outstanding at June 30, 2012 (pre-split)	600,710	$0.44

The following tables summarize warrants outstanding at June 30, 2012 (pre-split):

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.44	600,710	1.50 years	$0.44	600,710

Series	Issue Date	Outstanding at January 1, 2011	Granted	Exercised / Forfeited	Outstanding at June 30, 2012

L-1	July 2006 & January 2007	22,754,163	-	22,754,163	0
L-2	July 2006 & January 2007	7,281,332	-	7,281,332	0
M-1	July 2006 & January 2007	7,395,103	-	7,395,103	0
M-2	July 2006 & January 2007	2,366,433	-	2,366,433	0
N	July 2007	7,000,000	-	7,000,000	0
O	July 2007	4,550,000	-	4,550,000	0
P	July 2007	3,000,000	-	3,000,000	0
Q	April 2008	6,250,000	-	6,250,000	0
Replacement	July 2008	6,250,000	-	6,250,000	0
R	July 2008	2,500,000	-	2,500,000	0
Miscellaneous	2003 - 2007	1,167,095	-	566,385	600,710
		70,514,126	-	69,913,480	600,710

6.	Fair Value Disclosures

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As a result of the conversion of the convertible notes and warrants associated with those notes on June 28, 2012, all Level 3 financial liabilities the Company had, were adjusted to $0. Therefore, no longer exist.

7.	Stockholders’ Deficit

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During 2012, the Company executed a 1:10 reverse stock split where every ten (10) shares of Mabwe Minerals Inc. Stock was converted to one (1) share. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares are reflected on a post-split basis unless indicated.

On June 28, 2012, the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and issued 13,510,752 shares of stock to CCE n consideration of the conversion of the convertible notes outstanding to CCE.During 2011, the Company issued 10,992,831 shares of common stock to Raptor Resources Holdings Inc. in their’ acquisition of 55% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their own stock to pay CCE a fee so they would guarantee the conversion of their debt to common stock of the Company upon the Company’s successful amendment to their charter enabling them to increase the authorized shares to 500,000,000 shares and issue them an additional shares of the Company’s stock.

During 2010, the Company issued 20,000 shares of common stock for consulting services valued at $42,000.

During 2010, the Company issued 195,824 shares of common stock for the conversion of $300,000 of the principal balance of the July 2008 Notes.  Additionally, the Company increased additional paid-in capital by $195,982 for the reduction in the conversion option liability as a result of the conversion.

8. Subsequent Events

Shares of Mabwe Minerals Inc were issued on July 5, 2012 for services rendered (to be rendered) in lieu of cash payment for public relations, consulting and management services to be(having been) rendered from May 2012 to May 2013 . Total shares in the amount of 5,500,000 at a value of $.02/share were issued based on the opening post split trading price of Mabwe Minerals Inc.

On July 31, 2012 Chiroswa Syndicate entered into a deal to transfer mineral rights, Dodge Mine blocks 1-6, where the rights were restructured to be the basis of industrial mineral mining operations as the core operating business line of Mabwe Minerals Inc. The deal will result in the transfer of a $376,000 net asset to the Company.

Additionally the company has entered into a services rendered agreement August 5 2012 with W.G.B. Kinsey & Company in exchange for 1,000,000 shares of company stock for services. Presently no services have been rendered and shares have not been issued., Services to be rendered to support future core mining operations of the Company.

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

As of July 31, 2011, all of our convertible notes payable fully matured, representing a total principal amount outstanding of $11,012,854 and accrued interest of $1,304,618 as of  June 28, 2012. When the Company originally did not repay these amounts the note holders exercised their right as a secured lender against substantially all of the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its former operations.

On December 5, 2011, we entered into a Stock Purchase Agreement, dated December 2, 2011 (“Stock Purchase Agreement”), with Raptor Resources Holdings Inc. ("Raptor Resources") (RRHI:QB) (formerly Lantis Laser Inc. (LLSR.QB)) pursuant to which we agreed to issue Raptor Resources 109,928,311 shares of our common stock or 55% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Raptor Resources common stock. All officers and directors of Raptor resigned at the time of execution of the Stock Purchase Agreement. Raptor Resources effected a 1:10 reverse stock split, received 80% of the fully diluted shares of Raptor's common stock on a post-split basis, changed the name of Raptor to Mabwe Minerals Inc. and had the company engage in the exploration and mining of gold and other industrial minerals and ceased any involvement with the historical business of Raptor. We are now a majority owned subsidiary of Raptor Resources. The name change to Mabwe Minerals Inc. and the 1:10 reverse split were effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and 13,510,752 shares of Raptor Resources Common Stock on a post-split basis.

As of June 28, 2012, we have transitioned to an "exploration stage company" and will accordingly report and disclose information prescribed in ASC 915 and in accordance with accounting principles generally accepted in the United States of America (“GAAP”.) Following the shift of control to Raptor Resources Holdings under the terms of the Stock Purchase Agreement the Company intends to have as its core operations the mining and distribution of non-gold metals and minerals.

Background Prior to the Transaction with Raptor Resources Holdings

Since inception, the Company has incurred losses and realized negligible revenues from product sales.  Our government design services contract, which funded a major portion of the Company's operating expenses, expired in April 2011 and all funds generated from this contract were depleted as of June 2011. Throughout 2011 and 2010 the Company was not able to service any of its note debt in cash and all interest on the 2006, 2007 and 2008 notes was, with the approval of the note holders, added to the principal balances of the notes.  Additionally, notes with an aggregate principal balance of $11,012,854 as of March 31, 2012 matured and were subject to repayment in full upon demand. The July 2010 Note matured on July 31, 2011 and was subject to repayment in full on demand.  The Company did not pay the amount due on the July 2010 Note due to lack of funds.

2006, 2007 and 2008 Note Financings

On July 30, 2006, we entered into financing agreements with 3 accredited investors.  On January 22, 2007, we subsequently entered into Amendment and Exchange Agreements with the same investors providing certain amendments to the July 30, 2006 agreements and increasing the total financing to $8,804,909.  The 2006 Notes, as amended, were convertible into shares of the Company’s common stock at the lower of $0.43948 or the optional conversion price, defined as 90% of the arithmetic average of the weighted-average prices of the common stock on each of the five consecutive trading days immediately preceding the applicable optional conversion/redemption date.  In the aggregate, we issued series L-1 warrants to purchase an aggregate of 22,754,163 shares of common stock, series L-2 warrants to purchase an aggregate of 7,281,332 shares of common stock, series M-1 warrants to purchase an aggregate of 7,395,103 shares of common stock and series M-2 warrants to purchase an aggregate of 2,366,433 shares of common stock.  All these warrants had a strike price of $0.43948.  The Company received aggregate gross proceeds from these financings of $6.6 million.  These notes beared interest at 9.25% per annum, which increased to 15% in case of a default.  The entire outstanding principal balance of $4,987,137 as of March 31, 2011, including any outstanding fees or interest, was due and payable in full since the original maturity date of the notes was July 31, 2008.

On July 31, 2007, we entered into a financing agreement with the same investors involved in the June 2006 and January 2007 financings for total gross proceeds of $3.5 million for the issuance of senior secured convertible notes in the aggregate principal amount of $3.5 million, series N warrants to purchase up to an aggregate of 7,000,000 shares of the Company’s common stock (includes dilution from the April 1, 2008 financing), series O warrants to purchase up to an aggregate of 4,550,000 shares of the Company’s common stock (includes dilution from April 2008 financing) and series P warrants to purchase up to an aggregate of 3,000,000 shares of common stock (includes dilution from April 2008 financing).  The agreement also granted the investors a first priority perfected security interest in all of our assets.  The secured notes bear interest at 9.25% per annum, which may be increased to 15% in case of default.  The initial fixed conversion price of the note was $1.20 but was reduced to $0.50 per share in April 2008.  The July 2007 Notes are convertible into shares of the Company’s common stock at the lower of $0.50 or the optional conversion price, defined as the lower of (i) 90% of the arithmetic average of the lowest weighted-average price of the common stock during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 90% of the arithmetic average of the lowest weighted average price of the common stock during any three consecutive trading day period during the fifteen consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The strike price for the N, O and P warrants was initially $1.20 but was reduced to $0.50 in April 2008. The N and P warrants were immediately exercisable.  The O warrants become exercisable on a mandatory conversion called by the Company.  The entire outstanding principal of $3,084,046 at March 31, 2011, including any outstanding fees or interest, was due and payable in full since the notes matured on August 1, 2010.

On April 1, 2008, we entered into a financing agreement with the same investors involved in the previous financings.  For total gross proceeds of $3.125 million, we issued senior secured convertible notes in the aggregate principal amount of $3.125 million, series Q warrants to purchase up to an aggregate of 6,250,000 shares of the Company’s common stock and 3,125,000 shares of our common stock.  The agreement granted the investors a first priority perfected security interest in all of the Company’s assets.  The notes beared interest at 10% per annum, which could be increased to 15% in the event of default.  The April 2008 Notes were convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date (“measuring period”) and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the first three consecutive trading day period of such measuring period and (iii) the arithmetic average of the weighted average price of the common stock during the last three consecutive trading day period of such measuring period.  The Q warrants initially carried a strike price of $1.00 that was reduced to $0.50 in July 2008 and were immediately exercisable.  The entire outstanding principal balance of $2,288,392 at March 31, 2011, including any outstanding fees and interest was due and payable in full since the maturity date was March 31, 2010.

On July 28, 2008 we entered into a financing agreement with the same investors involved in the 2006, 2007 and April 2008 financings.  For total gross proceeds of $1.25 million, we issued senior secured convertible notes in the aggregate principal amount of $1.25 million, series R warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s common stock.  The agreement grants the investors a first priority perfected security interest in all of the Company’s assets.  The notes beared interest at 10% per annum, which may be increased to 15% in the event of default.  The July 2008 notes are convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lower of (i) 85% of the arithmetic average of the weighted-average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date and (ii) 85% of the arithmetic average of the weighted average price of the common stock during the three lowest trading days with the lowest weighted average price of the common stock during the thirty consecutive trading days ending on the trading day immediately prior to the optional conversion/redemption date.  The R warrants carried a strike price of $0.50 per share and were immediately exercisable .   The entire outstanding principal balance of $576,808 at March 31, 2011 including any outstanding fees or interest, was currently due and payable in full since the maturity date was July 28, 2010.

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

The note beared interest at 15% per annum, which could be increased to 21% upon the occurrence of an event of default, and matured on July 27, 2011.  This date could be extended, at the option of the investor, by up to two years.  Interest on the notes of $26,471, representing one year of interest, was prepaid to the investors at the closing.

The 2010 note was convertible into shares of the Company’s common stock at the lower of $1.00 or the optional conversion price, defined as the lesser of (i) 85% of the arithmetic average of the weighted-average price of the common stock for the 30 consecutive trading days immediately preceding the conversion date and (ii) 85% of the arithmetic average of the weighted-average price of the common stock for the 3 lowest trading days during the 30 consecutive trading days immediately preceding the conversion date.  However, following the disclosure of a SEC event, as defined in the 2010 Notes, the conversion price would be computed using the lowest of (i) 50% of the amounts determined as above; (ii) 50% of the closing price of the common stock on the trading day preceding the date of conversion; or (iii) 50% of the closing price of the common stock on the date preceding the SEC event.

If there was an event of default or a fundamental transaction as defined in the agreement, the investors had the right to redeem all or any portion of the 2010 note, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default, and (ii) the product of (a) the greater of (1) the closing sale price for the Company’s common stock on the date immediately preceding the event of default, (2) the closing sale price for the Company’s common stock on the date immediately after the event of default and (3) the closing sale price for the Company’s common stock on the date an investor delivers its redemption notice for such event of default, multiplied by (b) 200% of the number of shares into which the Note (including all principal, interest and late fees) could be converted.

The conversion price of the note was subject to customary anti-dilution provisions for stock splits and the like, and was also subject to full-ratchet anti-dilution protection such that if the Company issued or was deemed to have issued certain securities at a price lower than the then applicable conversion or exercise price, then the conversion or exercise price would immediately be reduced to such lower price.

The note contained certain limitations on conversion or exercise, including that a holder of those securities could not convert or exercise those securities to the extent that upon such conversion or exercise, that holder, together with the holder’s affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice, by the investor to the Company, of up to 9.99%).

The holder of the note was entitled to receive any dividends paid or distributions made to the holders of the Company's common stock on an "as if converted" basis.

On July 31, 2011, the July 2010 Note matured and the Company did not have the funds available to repay the principal.

During the quarter ended June 30, 2011, the Company’s cash position suffered additional deterioration.  The lenders demanded repayment in full and since the Company was unable to make the payments, the note holders foreclosed on substantially all of the Company’s assets on August 1, 2011. The Company, in an effort to salvage some value from being a public shell, entered into the Stock Purchase Agreement with Raptor Resources Holdings on December 2, 2011.

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $85,075,965 through June 30, 2012.  At June 30 , 2012, we had a deficit in working capital of $33,936. These losses and deficits were wholly attributed to the company prior to the exploration phase.

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

Not applicabe.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include the valuation of derivative financial instruments and stock-based compensation and the recoverability of deferred income tax assets.

Derivative Financial Instruments

Our senior convertible notes are classified as non-conventional convertible debt.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any prior change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. As of June 28, 2012 all derivative instruments and associated liabilities were converted to equity.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six and Three Months Ended June 30, 2012 and 2011

The following table sets forth selected financial data regarding our financial position and operating results for the six months ended June 30, 2012 and 2011.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ending June 30,				For the Six Months Ending June 30,
	2012	2011	Change ($)	Change (%)	2012	2011	Change ($)	Change (%)

REVENUE, NET	-	171	(171)	-100%	-	353,281	(353,281)	-100%
COST OF SALES	-	27,008	(27,008)	-100%	-	218,489	(218,489)	-100%
GROSS PROFIT	-	(26,837)	26,837	-100%	-	134,792	(134,792)	-100%
OPERATING EXPENSES
Salary expense and salary related costs	-	108,707	(108,707)	-100%	-	221,447	(221,447)	-100%
Professional, consulting and marketing fees	29,975	-	29,975	100%	29,975	-	29,975	100%
Research and development	-	108	(108)	-100%		5,537	(5,537)	-100%
Selling, General and administrative	3,962	64,378	(60,416)	-94%	4,157	154,878	(150,721)	-97%
Total operating expenses	33,937	173,193	(139,256)	-80%	34,132	381,862	(347,730)	-91%
Loss from operations	(33,937)	(200,030)	166,093	-83%	(34,132)	(247,070)	212,938	-86%
OTHER INCOME (EXPENSE)
Interest Income	0	4	(4)	-100%		5	(5)	-100%
Loss on disposal of property and equipment	-	-	-	0%	-	(1,697)	1,697	-100%
Change in Fair Value of Conversion option and warrant liabilities	5,028,882	(1,869,994)	6,898,876	-369%	6,308,136	(3,710,618)	10,018,754	-270%
Amortization of discount on convertible debt	-	(24,494)	24,494	-100%	-	(184,082)	184,082	-100%
Interest Expense	(256,065)	(266,913)	10,848	-4%	(518,753)	(534,503)	15,750	-3%
Miscellaneous Expense		525,065	(525,065)	-100%		525,065	(525,065)	-100%
Total other income (expense)	4,772,817	(1,636,332)	6,409,149	-392%	5,789,383	(3,905,830)	9,695,213	-248%
Income (loss) before income taxes	4,738,880	(1,836,362)	6,575,242	-358%	5,755,251	(4,152,900)	9,908,151	-239%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	4,738,880	(1,836,362)	6,575,242	-358%	5,755,251	(4,152,900)	9,908,151	-239%

Net Revenues

Net revenues decreased by $ 171 or 100% in the three months ended June 30, 2012 as compared to the three months ended June 30,2011. Net revenues decreased by $353,281 or 100% in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  In 2012, revenue from the sale of products was $0 due to discontinued operations as compared to approximately $171 in the three months ended June 30, 2011 and $353,110 in the six months ended June 30, 2011.

Gross Profit

Gross profit from operations increased to $0 from a loss of ($26,837) for the three months ended June 30 2012 and decreased by $134,792 for the six months ended June 30 2012 .  The decrease is attributable to discontinued operations for the six months ended June 30, 2012 .

Operating Expenses

The decrease in operating expenses in 2012 compared to the same period of 2011 was $347,730 or 91% for the six months ended June 30, 2011 The decrease in operating expense in 2012 of $139,256 compared to the same period in 2011 for the three months ended June 30, 2012. The decreased expenses resulted from the following:

Salary Expenses

Salary and salary-related expenses decreased by approximately $ $108,707 and $221,447 for the three and six months ended June 30, 2012, respectively, resulting in a 100% decrease. .  The decrease of expenses incurred for both periods .was due to elimination of staff pursuant to the Company preparing for merger with a prospective partner looking for a shell vehicle.

Research and Development

Research and development expenses decreased from $5,537 and $108 to $0 and $0 for the three and six months ended June 30, 2012, respectively, resulting in a 100% decrease. .The decrease was due to discontinuance of operations and was due to elimination of staff pursuant to the Company preparing for merger with a prospective partner looking for a shell vehicle.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) decreased from $64,378 and $154,878 to $4,157 and $3,962 for the three and six months ended June 30, 2012, respectively, resulting in a 94% and 97% decrease. The decrease was due to discontinuance of operations and the resultant elimination of staff pursuant to the Company preparing for merger with a prospective partner looking for a shell vehicle.

Net Other Income (Expense)

Net other income in 2012 was $4,772,817 compared to a net other loss ($1,636,332) in 2011 for the three months ended June 30. Net other income in 2012 was $5,789,383 compared to a net other loss ($3,905,830) in 2011 for the six months ended June 30. This change resulted from the following:

•	For the six months ended June 30, 2012, the fair values of our conversion option and warrant liabilities decreased by $6,308,136 compared to a increase in their fair value of $3,710,618 for the six months ended June30, 2011. For the three months ended June 30, 2012, the fair values of our conversion option and warrant liabilities decreased by $5,028,882 compared to a increase in their fair value of $1,869,994 for the three months ended June 30, 2011 fair values are calculated through June 28, 2012 at which point Notes and correspondent liabilities we converted to equity .

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2011, and 2010.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2011 and 2010, we incurred net losses of $6,439,166 and $468,871 , respectively.  Since our inception, including the year ended December 31, 2011, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2011, we had a deficit in working capital of $24,236,767, of which $12,182,180 related to the fair value of derivative financial instruments.

We had no cash at June 30, 2012 compared to $2,323 at December 31, 2011.

We expect to generate revenues from our mining operations during the fourth quarter of 2012 and to seek financing to support our operations until revenues are generated. There is no certainty that any revenues will be generated or that we will be able to raise the necessary debt or equity financing to sustain our operations.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MABWE MINERALS INC.

Date: August 20, 2012	By:	/s/ Al PIETRANGELO
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

