Form 10-Q
period 2012-09-30
MABWE MINERALS INC.
filed 2012-11-19
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.

(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 4, 2012, there were 128,945,750 shares of the issuer’s common stock, $0.001 par value, outstanding.

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	F-1

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited) and exploration period June 29, 2012 through September 30, 2012	F-2

Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2012 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited) and exploration period June 29, 2012 through September 30, 2012	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Mine Safety Disclosures	10

Item 5. Other Information	10

Item 6. Exhibits	11

Signatures	12

Exhibits Filed with this Report on Form 10-Q	13

i

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$92,437	$2,323
Prepaid Expenses	105,881	-

Total current assets	198,318	2,323

OTHER ASSETS
Mineral Rights	433,000	-

Total Other Assets	433,000	-

INTANGIBLE ASSETS
Goodwill	25,000	-
Total Intangible Assets	25,000	-

TOTAL ASSETS	$656,318	$2,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,582	$1,044,056
Related Party Payable (Net)	374,220	-
Note Payable Dodge Mines	30,000	-
Loan payable other	41,608	-
Detachable warrant liabilities	-	392,310
Conversion option liabilities	-	11,789,870
Senior convertible notes payable	-	11,012,854

Total current liabilities	447,410	24,239,090

TOTAL LIABILITIES	447,410	24,239,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 123,915,750 shares issued and outstanding	123,916	19,801
Additional paid-in capital	85,313,988	66,574,646
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(90,831,214)
Deficits accumulated during the exploration stage	(153,031)	-

Total stockholders' deficit	208,908	(24,236,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$656,318	$2,323

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period
					June 29, 2012
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30, 2012
	2012	2011	2012	2011	(exploration stage)

Continuing Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$32,075	$-	$62,050	$-	$32,075
Research and Development	99,219	-	99,219	-	99,219
General and administrative	20,129	529	24,288	39,902	20,129

Total operating expenses	151,423	529	185,557	39,902	151,423

Loss from Continuing Operations	(151,423)	(529)	(185,557)	(39,902)	(151,423)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	5	-
Loss on sale of property and equipment	-	-	-	-	-
Change in fair value of conversion option and warrant liabilities	-	(3,556,756)	6,308,136	(7,267,374)	-
Amortization of discount on convertible debt	-	(8,165)	-	(192,247)	-
Interest expense	(1,608)	(265,013)	(520,361)	(799,516)	(1,608)
Miscellaneous Expense	-	-	-	-	-

Total other income (expense)	(1,608)	(3,829,934)	5,787,775	(8,259,132)	(1,608)

Income (loss) before income taxes	(153,031)	(3,830,463)	5,602,218	(8,299,034)	(153,031)

Income tax benefit	-	-	-	-	-

Net income (loss) from continuing operations	(153,031)	(3,830,463)	5,602,218	(8,299,034)	(153,031)

Discontinued operations:
Gain on disposal of discontinued operations	-	612	-	523,980	-
Loss from discontinued operations	-	(164,749)	-	(372,446)	-

Loss from discontinued operations, net of tax	-	(164,137)	-	151,534	-

NET INCOME (LOSS)	$(153,031)	$(3,994,600)	$5,602,218	$(8,147,500)	$(153,031)

Income (loss) per share - basic
Continuing operations	$-	$(0.43)	$0.10	$(0.94)	(0.00)
Discontinued operations	$-	$(0.02)	-	0.02	-
Weighted average number of shares outstanding - basic (RESTATED 1:10 Reverse Split for prior year)	119,074,174	8,808,098	53,809,390	8,808,098	118,931,973

Income (loss) per share - diluted
Continuing operations	$-	$(0.43)	$0.09	$(0.94)	(0.00)
Discontinued operations	$-	$(0.02)	$-	$0.02	-
Weighted average number of shares outstanding - diluted (RESTATED 1:10 Reverse Split for prior year)	129,467,593	8,808,098	61,924,722	8,808,098	121,358,492

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

					Defict
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	During the
	Shares	Amount	Capital	Deficit	Exploration Stage	Total

Balance, January 1, 2012	19,801,181	19,801	66,574,646	(90,831,214)	-	(24,236,767)
Net income	-	-	-	1,016,369	-	1,016,369

Balance, March 31, 2012	19,801,181	$19,801	$66,574,646	$(89,814,845)	$-	(23,220,398)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-

Net income through June 28, 2012	-	-	-	4,738,880	-	4,738,880
Net income period June 29, 2012 through June 30, 2012	-	-	-	-	-	-

Balance, June 30, 2012	112,390,750	$112,391	$84,929,638	$(85,075,965)	$-	(33,936)

Shares issued for Sevices	6,525,000	6,525	139,350	-	-	145,875
Shares issued for Cash	5,000,000	5,000	245,000	-	-	250,000

Net income (loss)	-	-	-	-	(153,031)	(153,031)

Balance, September 30, 2012	123,915,750	$123,916	$85,313,988	$(85,075,965)	$(153,031)	$208,908

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			June 29, 2012
	Nine months ended September 30,		through September 30, 2012
	2012	2011	(exploration stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,602,218	$(8,147,500)	$(153,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	6,728	-
Amortization of discount on convertible debt and debt issuance costs	-	192,247	-
Common Stock issues for services	23,375	-	23,375
Change in fair value of conversion option and warrant liabilities	(6,308,136)	7,267,374	-
Gain on Disposal of Discontinued Operations	-	(523,980)	-
Change in inventory reserve	-	(90,367)	-
Changes in operating assets and liabilities:
Accounts receivable	-	143,568	-
Inventories	-	106,247	-
Prepaid expenses and other assets	(13,356)	44,571	(13,356)
Deposits	-	1,560	-
Goodwill	(25,000)	-	(25,000)
Accounts payable and accrued liabilities	548,013	563,588	(2,551)
Deferred revenue	-	(11,108)	-
Net cash used in operating activities	(172,886)	(447,072)	(170,563)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	-	384,000	-
Proceeds from sale of property and equipment	-	500	-
Net cash provided by investing activities	-	384,500	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	40,000	-	40,000
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	250,000	-	250,000
Repayments made on note payable for Dodge Mines	(27,000)	-	(27,000)
Net cash provided by financing activities	263,000	-	263,000
Net decrease in cash and cash equivalents	90,114	(62,572)	92,437
CASH AT BEGINNING OF PERIOD	2,323	82,777	-
CASH AT END OF PERIOD	$92,437	$20,205	$92,437
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$20,872	$-
Cash paid for income taxes	$-	$1,600	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$1,608	$252,508	$-
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$-	$135,096	$-
Reduction in Note Payable as a result of foreclosure	$-	$100,000	$-
Conversion of debt to equity	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.	General

Organization and Basis of Presentation

The accompanying consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The September 30, 2012 consolidated balance sheet was derived from audited financial statements as of December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2011 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations expected for the full year or for any other period.

Effective with the change in control and conversion of notes and liabilities to equity, the Company entered the exploration stage on June 29, 2012.

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc., both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-Z will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-Z. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

The Company formally, on September 28, 2012, appointed Tapiwa Gurupira, a 41% stakeholder of MAB-Z, as a Director of Mabwe Minerals Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. The Company has nominal activity in its discontinued operating subsidiary. There is an accumulated deficit of $85,075,965 resultant from discontinued operations and an exploration stage deficit of $153,031. The current working capital deficit is $249,092 as of September 30, 2012. This is a dramatic improvement over prior periods due to a debt to equity conversion reviewed that was effective on June 28, 2012, thus converting the convertible notes, associated conversion liabilities and detachable warrants to equity with the issuance of 13,510,752 shares of the Company's common stock. The Company entered the exploration stage on June 29, 2012.

In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  Since this shift in business model was not successful the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license in its intellectual property, leaving the Company without any continuing rights in or to its intellectual property.

On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 5 million shares of their common stock to CCE and itself received 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

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

Summary of Significant Accounting Policies

Exploration Stage Company

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. As of the fiscal quarter ended September 30, 2012 all significant policies have remained unchanged with exception of the Company moving from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was FINRA deemed effective June 28, 2012 and development stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns.

Mabwe Minerals Inc. on July 18, 2012, acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) through the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock. Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1 year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira (41%) with the remaining portion owned by Asswell Gurupira (10%). MAB-Z will be the operating arm of Mabwe Minerals, Inc., with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc. , MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at September 30, 2012.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended September 30, 2012. There was no activity from December 2, 2011 through June 28, 2012 in MAB-Z, the Company’s majority-owned subsidiary.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

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

Following are operating results included in discontinued operations for the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE, NET	$-	$13,731	$-	$367,012
COST OF SALES	-	3799	-	222,288
GROSS PROFIT	-	9,932	-	144,724
OPERATING EXPENSES
Salary expense and salary related costs	-	131,751	-	353,198
Research and development	-		-	5,537
General and administrative	-	42,930	-	158,435
Total operating expenses	-	174,681	-	517,170
Loss from operations	-	(164,749)	-	(372,446)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	-	(431,034)	-	(431,034)
Gain on sale of intellectual property	-	384,000	-	384,000
Loss on sale of property and equipment	-	-	-	(1,697)
Miscellaneous income	-	47,646	-	572,711
Total gain (loss) on disposal of discontinued operations	-	612	-	523,980
Income (loss) before income taxes	-	(164,137)	-	151,534
Income tax benefit	-	-	-	-
NET INCOME (LOSS)	-	(164,137)	-	151,534

Loss on Foreclosure

On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”), purchased all of the convertible notes payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided the Company with notice of default on the notes payable and demanded repayment in full.  They also informed the Company of their intent to exercise their rights and remedies against the Company’s assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of the Company’s assets.  CCE was the only bidder and the assets of the Company were acquired for $100,000.

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

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of September 30, 2012~~1~~, there were 0 non-plan options outstanding as all participants had resigned.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the nine months ended September 30,2012.

For the nine months ended September 30, 2012 and 2011, the Company recognized $0, respectively, of stock-based compensation costs as a result of the issuance of options to employees.

Stock option activity was as follows for the nine months ended September 30, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2012	146,200	$1.21	2.79
Granted	-	-
Forfeited / Expired	(146,200)	1.21	(2.79)
Exercised	-	-

Outstanding, September 30, 2012	0	$-	-	$-
Exercisable, September 30, 2012	0	$-	-	$-

4.	Related Party Loans

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at September 30, 2012 was $30,000, as the Company paid $27,000 during the quarter ended September 30, 2012. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created.

5.	Loans Payable – Other

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loans agreement with OVERSEAS TRADE AND FINANCING LIMITED for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $41,608 at September 30, 2012 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

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

				Initial
		Initial		Number of
		Principal	Series of	Warrants		Shares of
	Date of	Amount of	Warrants	Issued to the		Common
Transaction	Financing	Notes	Issued	Investors		Stock Issued

2006 SPA	July 30, 2006(1)	$8,804,909	L and M	39,797,031		-
2007 SPA	July 31, 2007	3,500,000	N, O and P	6,047,886		-
April 2008 SPA	April 1, 2008	3,125,000	Q	6,250,000		3,125,000
July 2008 SPA	July 28, 2008	1,250,000	R	8,750,000	(2)	1,250,000

		$16,679,909		60,844,917		4,375,000

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

Effective June 28, 2012 all “Notes” were converted to equity and thus retired;, the table above represents value at conversion.

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
$2,084,989

Effective June 28, 2012 all “Notes” were converted to equity and thus retired; the table above represents value at conversion. The Company is required to assess its potential liability with respect to registration rights agreements.  On May 29, 2008, the investors agreed to delay payments in connection with the registration rights agreement contained in the April 2008 SPA and the registration of the shares underlying the L-1 and L-2 warrants.  The deadline has been indefinitely extended by the investors.  As such, no liability related to the registration rights agreements has been recorded in the accompanying consolidated financial statements.

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

Notes

Information relating to the Notes is as follows:

						Current
	Initial	Interest			Initial Fixed	Fixed
	Principal	Rate		Maturity	Conversion	Conversion
Transaction	Amount	(4), (5), (6)		Date	Price	Price

2006 Notes(1)	$8,804,909	9.25	%(3)	7/31/2008	$0.44	$0.44
2007 Notes(2)	3,500,000	9.25%		8/1/2010	$1.21	$0.50
April 2008 Notes(7)	3,125,000	10.00%		3/31/2010	$1.00	$1.00
July 2008 Notes(7)	1,250,000	10.00%		7/28/2010	$1.00	$1.00
July 2010 Note(7)	176,471	15.00%		7/27/2011	$1.00	$1.00

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

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions for the three months ended:

	June 27, 2012			June 30, 2011
			April 2008,			April 2008,
			July 2008			July 2008
			& July			& July
	2006 Notes	2007 Notes	2010 Notes	2006 Notes	2007 Notes	2010 Notes

Stock price	$0.0200	$0.0200	$0.0200	$0.01	$0.01	$0.01
Exercise price	$0.018	$0.018	$0.017	$0.0090	$0.0090	$0.0085
Expected life (in years)	0.25	1.00	0.50	0.75	1.25	1.00
Volatility	125%	205%	205%	302%	247%	207%
Risk-free rate of return	0.00%	0.00%	0.00%	0.14%	0.26%	0.19%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

			April 2008			April 2008
			& July			& July
	2006	2007	2008	2006	2007	2008
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants

Stock price	$0.0200	$0.0200	$0.0200	$0.01	$0.01	$0.01
Exercise price	$0.44	$0.50	$0.50	$0.44	$0.50	$0.50
Expected life (in years)	0.25	1.00	2.00	0.75	1.50	2.76
Volatility	125%	205%	279%	302%	229%	207%
Risk-free rate of return	0.00%	0.00%	0.00%	0.14%	0.32%	0.72%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Activity in the 2006 Notes and 2006 Warrants was as follows:

		Discount on		Conversion	Detachable
	Principal Balance	Notes Payable		Option Liability	Warrant Liability
Balance, January 1, 2011	$4,874,416	$-		$2,366,800	$298,477
Accrued interest added to principal balance	112,721	(54,766	)*	54,766	-
Amortization of debt discount	-	54,766	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		2,806,972	(41,815)
Balance, December 31, 2011	4,987,137	-		5,228,538	256,662
Change in fair value of conversion option and detachable warrant liabilities	-	-		(647,225)	(220,765)
Balance, March 31, 2012	4,987,137	-		4,581,313	35,897
Change in fair value of conversion option and detachable warrant liabilities	-	-		(2,995,035)	(35,897)
Conversion of notes payable and warrants to common stock	(4,987,137)			(1,586,278)	-
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 31, 2008. Accordingly, all discount is immediately amortized.

Activity in the 2007 Notes and 2007 Warrants is as follows:

				Conversion	Detachable
	Principal	Discount on		Option	Warrant
	Balance	Notes Payable		Liability	Liability
Balance, January 1, 2011	$3,014,631	$-		$1,725,039	$187,000
Accrued interest added to principal balance	69,415	(39,686	)*	39,686	-
Amortization of debt discount	-	39,686	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,505,121	(117,971)
Balance, December 31, 2011	3,084,046	-		3,269,846	69,029
Change in fair value of conversion option and detachable warrant liabilities	-	-		(126,484)	(46,452)
Balance, March 31, 2012	3,084,046	-		3,143,362	22,577
Change in fair value of conversion option and detachable warrant liabilities	-	-		(1,002,966)	13,350
Conversion of notes payable and warrants to common stock	(3,084,046)	-		(2,140,396)	(35,927)
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was August 1, 2010. Accordingly, all discount is immediately amortized.

Activity in the April 2008 Notes and 2008 Warrants is as follows:

		Discount on		Conversion	Detachable
	Principal Balance	Notes Payable		Option Liability	Warrant Liability
Balance, January 1, 2011	$2,232,578	$-		$1,289,642	$363,125
Accrued interest added to principal balance	55,814	(32,235	)*	32,235	-
Amortization of debt discount	-	32,235	*	-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		1,238,644	(315,540)
Balance, December 31, 2011	2,288,392	-		2,560,521	47,585
Change in fair value of conversion option and detachable warrant liabilities	-	-		(152,026)	(30,645)
Balance, March 31, 2012	2,288,392	-		2,408,495	16,940
Change in fair value of conversion option and detachable warrant liabilities	-	-		(876,255)	84,336
Conversion of notes payable and warrants to common stock	(2,288,392)	-		(1,532,240)	(101,276)

Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was March 31, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2008 Notes and Warrants is as follows:

				Conversion	Detachable
	Principal	Discount on		Option	Warrant
	Balance	Notes Payable		Liability	Liability
Balance, January 1, 2011	$562,250	$-		$324,782	$145,250
Accrued interest added to principal balance	14,558	(8,408	)*	8,408	-
Amortization of debt discount	-	8,408	*	-	-
Proceeds from foreclosure applied to principal balance	(100,000)	-		-	-
Change in fair value of conversion option and detachable warrant liabilities	-	-		200,319	(126,216)
Balance, December 31, 2011	476,808	-		533,509	19,034
Change in fair value of conversion option and detachable warrant liabilities				(31,676)	(12,258)
Balance, March 31, 2012	476,808	-		501,833	6,776
Change in fair value of conversion option and detachable warrant liabilities	-	-		(182,576)	33,734
Conversion of notes payable and warrants to common stock	(476,808)	-		(319,257)	(40,510)
Balance, June 30, 2012	$-	$-		$-	$-

*	The entire outstanding principal balance of this note is currently due and payable in full since the maturity date of the note was July 28, 2010. Accordingly, all discount is immediately amortized.

Activity in the July 2010 Notes as follows:

			Conversion
	Principal	Discount on	Option
	Balance	Notes Payable	Liability
Balance, January 1, 2011	$176,471	$(57,151)	$101,938
Amortization of debt discount	-	57,151	-
Change in fair value of conversion option liability	-	-	95,518
Balance, December 31, 2011	176,471	-	197,456
Change in fair value of conversion option liability	-	-	(11,723)
Balance, March 31, 2012	176,471	-	185,733
Change in fair value of conversion option liability	-	-	(67,573)
Conversion of notes payable and warrants to common stock	(176,471)	-	(118,160)
Balance, June 30, 2012	$-	$-	$-

7.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2012 (pre-split)	70,514,126	$0.51
Granted	-	-
Cancelled/forfeited	69,913,416	.51
Exercised	-	-
Outstanding at September 30, 2012 (pre-split)	600,710	$0.44

The following tables summarize warrants outstanding at September 30, 2012 (pre-split):

Range	Number	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable

$0.44	600,710	1.50 years	$0.44	600,710

Series	Issue Date	Outstanding at January 1, 2011	Granted	Exercised / Forfeited	Outstanding at September 30, 2012

L-1	July 2006 & January 2007	22,754,163	-	22,754,163	0
L-2	July 2006 & January 2007	7,281,332	-	7,281,332	0
M-1	July 2006 & January 2007	7,395,103	-	7,395,103	0
M-2	July 2006 & January 2007	2,366,433	-	2,366,433	0
N	July 2007	7,000,000	-	7,000,000	0
O	July 2007	4,550,000	-	4,550,000	0
P	July 2007	3,000,000	-	3,000,000	0
Q	April 2008	6,250,000	-	6,250,000	0
Replacement	July 2008	6,250,000	-	6,250,000	0
R	July 2008	2,500,000	-	2,500,000	0
Miscellaneous	2003 - 2007	1,167,095	-	566,385	600,710
		70,514,126	-	69,913,480	600,710

8.	Fair Value Disclosures

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

9.	Acquisition

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z)for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

10.	Stockholders’ Deficit

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended September 30, 2012, the Company issued 11,525,000 shares of common stock for cash (5,000,000 shares for $250,000) and services (6,525,000 for $145,875) thus diluting the controlling interest percentage of Raptor Resources Holdings Inc, to 73%.

During 2012, the Company executed a 1:10 reverse stock split where every ten (10) shares of Mabwe Minerals Inc. Stock was converted to one (1) share. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares are reflected on a post-split basis unless indicated.

On June 28, 2012, the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE, .During 2011, the Company issued 10,992,831 shares of common stock to Raptor Resources Holdings Inc. in their’ acquisition of 55% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their own stock to pay CCE a fee so they would guarantee the conversion of their debt to common stock of the Company upon the Company’s successful amendment to their charter enabling them to increase the authorized shares to 500,000,000 shares and issue them an additional shares of the Company’s stock.

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

11.	Subsequent Events

On October 26, 2012 Mabwe Minerals secured a long term Barite Master Supplier Agreement (MSA) with a major gas & oilfield services provider for the delivery of 3 million metric tons of American Petroleum Institute (API) grade barite at a rate of 220,000 metric tons per year.

On October 29, 2012 Mabwe Minerals acquires 25% of Zimbabwe's most experienced mining & construction company, WGB Kinsey & Company and completes organizational structure of its Zimbabwe operations for 5,000,000 recognized by both side to have a value of $5,000,000.

On October 31, 2012 30,000 shares of Mabwe Minerals Inc. Common Stock was issued for accounting services rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of July 31, 2011, all of our convertible notes payable fully matured, representing a total principal amount outstanding of $11,012,854 and accrued interest of $1,560,682 as of June 28, 2012. As of June 28, 2012 all notes and accrued interest were converted to common stock. When the Company originally did not repay these amounts the note holders exercised their right as a secured lender against substantially all of the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its former operations.

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

On July 18, 2012 a 49% stake was purchased in Mabwe Minerals Zimbabwe (PVT) Limited in exchange for 25,000 shares on Raptor Resources Holdings Inc. (RRHI) Preferred Convertible Series B Stock. This stock is convertible into 50 shares of RRHI common stock and 25 shares of Mabwe Minerals Inc. common stock following a 1 year holding period.

Effective August 1, 2012 Dodge Mine Blocks 1-6 and associated debt was transferred from TAG Minerals – Zimbabwe to Mabwe Minerals Zimbabwe (PVT) Limited in support core operations and expected future revenue streams resultant from industrial mineral mining.

Effective September 28, 2012, Tapiwa Gurupira, 41% stakeholder of Mabwe Minerals Zimbabwe (PVT) LTD was appointed as a Director board member to Mabwe Minerals Inc.

Background Prior to the Transaction with Raptor Resources Holdings

Since inception, the Company has incurred losses and realized negligible revenues from product sales.  Our government design services contract, which funded a major portion of the Company's operating expenses, expired in April 2011 and all funds generated from this contract were depleted as of June 2011. Throughout 2011 and 2010 the Company was not able to service any of its note debt in cash and all interest on the 2006, 2007 and 2008 notes was, with the approval of the note holders, added to the principal balances of the notes.  Additionally, notes with an aggregate principal balance of $11,012,854 as of June 28, 2012 matured and were subject to repayment in full upon demand. The July 2010 Note matured on July 31, 2011 and was subject to repayment in full on demand.  The Company did not pay the amount due on the July 2010 Note due to lack of funds.

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

Going Concern Qualification

We have a limited operating history with minimal sales and have incurred cumulative net losses of $85,228,996 through September 30, 2012.  At September 30, 2012, we had a working capital deficit of $249,092. The loss attributed to the Company in the exploration stage is $153,031.

As mentioned before, in the Company’s discontinued operations, the Company sold an exclusive right to its registered patents effective July 1, 2011 and on August 1, 2011 all of the Company’s remaining assets were sold during a public foreclosure sale leaving the Company without any rights to its intellectual property and without any assets

These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2011.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine and Three Months Ended September 30, 2012 and 2011

The following table sets forth selected financial data regarding our financial position and operating results for the three andnine months ended September 30, 2012 and 2011.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Change ($)	Change (%)	2012	2011	Change ($)	Change (%)

REVENUE, NET	-	-	-	0%	-	-	-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	32,075	-	32,075	0%	62,050	-	62,050	0%
Research and development	99,219	-	99,219	0%	99,219	-	99,219	0%
Selling, General and administrative	20,129	529	19,600	3705%	24,288	39,902	(15,614)	-39%
Total operating expenses	151,423	529	150,894	28524%	185,557	39,902	145,655	365%
Loss from operations	(151,423)	(529)	(150,894)	28524%	(185,557)	(39,902)	(145,655)	365%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(1,608.00)	-	(1,608)	0%	(1,608.00)	5	(1,613)	-32260%
Loss on disposal of property and equipment	-	-	-	0%	-	-	-	0%
Change in Fair Value of Conversion option and warrant liabilities	-	(3,556,756)	3,556,756	-100%	6,308,136	(7,267,374)	13,575,510	-187%
Amortization of discount on convertible debt	-	(8,165)	8,165	-100%	-	(192,247)	192,247	-100%
Interest Expense	-	(265,013)	265,013	-100%	(518,753)	(799,516)	280,763	-35%
Miscellaneous Expense	-	-	-	0%			-	0%
Total other income (expense)	(1,608)	(3,829,934)	3,828,326	-100%	5,787,775	(8,259,132)	14,046,907	-170%
Income (loss) before income taxes	(153,031)	(3,830,463)	3,677,432	-96%	5,602,218	(8,299,034)	13,901,252	-168%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	(153,031)	(3,830,463)	3,677,432	-96%	5,602,218	(8,299,034)	13,901,252	-168%

Net Revenues

 There were no net revenues from continuing operations for the three and nine months ended September 30, 2012 and 2011. Further there were no net revenues from discontinued operations in the three and nine months ended September 2012. For the three and nine months ended September 30, 2011 there were net revenues from discontinued operation of $13,731 and $367,012, respectively.

Gross Profit

There was $0 gross profit from continuing operations for the three and nine months ended September 30, 2012 and 2011, There was $0 gross profit from discontinued operations for the three and nine months ended September 30, 2012. There was gross profit from discontinued operations for the three and nine months ended September 30, 2011 of $9,932 and $144,724, respectively.

Operating Expenses

The increase in operating expenses in 2012 compared to the same period of 2011 was $145,655 or 365% for the nine months ended September 30, The increase in operating expense in 2012 of $150,894 compared to the same period in 2011 for the three months ended September 30. The increased expenses resulted from the Company entering the exploration stage and commencing a new business line of continuing operations and breaks down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and nine months ended September 30, 2012 and 2011. The Company had $0 of Salary and salary-related expenses from discontinued operations for the three and nine months ended September 30, 2012 compared to $131,751 and $353,198 in 2011, respectively.

Research and Development

Research and development expenses from continuing operations increased from $0 to $99,219 for the three and nine months ended September 30, 2012 respectively, The increase was due to the Company commencing in a new line of business as an exploration company. The fees are related to new business line start-up costs involving land surveys related to the core business of industrial mineral mining.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) from continuing operations increased for the three months ended September 30, 2012 by $19,600. The increase was due to the Company commencing in a new line of business as an exploration company. The increased costs were mainly due to additional fees for business licenses and accounting fees in transition of the Company to a new line of business. For the nine months ended September 30, 2012 expenses have decreased by $15,614 or 39% due to the fact that the Company had virtually no continuing operations for the six months ended June 30, 2012.

Net Other Income (Expense)

Net other income in 2012 was $0 compared to a net other loss of $3,829,934 in 2011 for the three months ended September 30. Net other income in 2012 was $5,789,383 compared to a net other loss of $8,259,132 in 2011 for the nine months ended September 30. This change resulted from the following:

•	For the nine months ended September30, 2012, the fair values of our conversion option and warrant liabilities decreased by $6,308,136 compared to an increase in their fair value of $7,267,374 for the nine months ended September30, 2011. For the three months ended September 30, 2012, the fair values of our conversion option and warrant liabilities decreased by $0 due to this liability being converted to equity compared to an increase in their fair value of $3,556,756 for the three months ended September30, 2011. Fair values are calculated through June 28, 2012 at which point Notes and correspondent liabilities we converted to equity.

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

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loans agreement with OVERSEAS TRADE AND FINANCING LIMITED for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $41,608 at September 30, 2012 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum, Extension and drawdown fees are 1% and 2% respectively

We had a cash balance of $92,437at September 30, 2012 compared to $2,323 at December 31, 2011.

We expect to generate revenues from our mining operations during the first quarter of 2013 and to seek financing to support our operations until revenues are generated. There is no certainty that any revenues will be generated or that we will be able to raise the necessary debt or equity financing to sustain our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1 x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MABWE MINERALS INC.

Date November 13, 2012	By:	/s/ Al PIETRANGELO
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

