Form 10-K
period 2012-12-31
MABWE MINERALS INC.
filed 2013-03-27
CIK 1163300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2012 (June 30, 2012) of $0.02 per share was $176,166.98. For the purpose of this calculation, shares owned by officers, directors and 10% or more stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court of law.                                                                                                                                                            Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of registrant’s common stock, $0.001 par value per share, as of March 5, 2013 is 135,585,750.

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

Item 1. Business.

Our Strategy

We intend to explore for non-gold industrial minerals and to have as our core operations the mining and distribution of non-gold metals and minerals. Further we will possibly acquire companies involved in such activities and ancillary services through equity swap arrangements where it is mutually beneficial to do so. We are not yet engaged in any exploration of industrial minerals but through our partners and interests we have begun surveying, site preparation and exploration activities in preparation of mining activities that we expect to commence in the first half of 2013.

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

Employees

As of December 31, 2012 we had 1 full-time employee, our President and CEO, Al Pietrangelo.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “MBMI” on the OTCQB. The following table sets forth, for the quarters indicated, the high and low bid information for our common stock as reported by OTC Markets Inc, www.otcmarkets.com a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	2012
Fiscal Quarter Ended	High	Low
31-Dec	$0.2499	$0.06
30-Sep	$0.25	$0.0056
30-Jun	$0.085	$0.02
31-Mar	$0.1	$0.022

	2011
Fiscal Quarter Ended	High	Low
31-Dec	$1.30	$0.3
30-Sep	$0.5	$0.06
30-Jun	$0.8	$0.02
31-Mar	$0.15	$0.02

Holders

On March 8, 2013, we had 135,585,750 shares of our common stock outstanding held by 408 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or “street” name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not expect to pay cash dividends in the foreseeable future as management feels it is in the best interests of the shareholders to reinvest any surplus capital into the operations in order to grow the company.

Recent Sales of Unregistered Securities

On December 17, 2012 3,000,000 shares of our common stock were acquired by the holder of a majority of our issued and outstanding shares of common stock, Raptor Resources Holdings Inc.(“RRHI”), to facilitate a restructuring transaction with prior RRHI principals. Also 35,000 shares were issued for accounting services rendered.

On October 29, 2012 30,000 shares were issued for accounting services rendered.

On October 27, 2012 Mabwe Minerals Inc. entered into an equity swap agreement whereby 5,000,000 shares of our common stock were issued to WGB Kinsey and Co in exchange for a 25% ownership interest in that company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On December 5, 2011, we entered into a Stock Purchase Agreement, dated December 2, 2011 (“Stock Purchase Agreement”), with Raptor Resources Holdings Inc. ("Raptor Resources") (RRHI:QB) (formerly Lantis Laser Inc. (LLSR.QB)) pursuant to which we agreed to issue Raptor Resources 109,928,311 shares of our common stock or 55% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Raptor Resources common stock. All officers and directors of Raptor resigned at the time of execution of the Stock Purchase Agreement. Raptor Resources effected a 1:10 reverse stock split, received 80% of the fully diluted shares of Raptor's common stock on a post-split basis, changed the name of Raptor to Mabwe Minerals Inc. and had the company engage in the exploration and mining of industrial minerals and ceased any involvement with the historical business of Raptor. We are now a majority owned subsidiary of Raptor Resources. The name change to Mabwe Minerals Inc. and the 1:10 reverse split were effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and an additional 13,510,752 shares of Mabwe Minerals Inc. common stock on a post-split basis.

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

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Twelve Months Ended
	December 31,
	2012	2011
REVENUE, NET	$-	$367,012
COST OF SALES	-	222,288
GROSS PROFIT	-	144,724
OPERATING EXPENSES
Salary expense and salary related costs	-	353,198
Research and development	-	5,537
General and administrative	-	158,435
Total operating expenses	-	517,170
Loss from operations	-	(372,446)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	-	(431,034)
Gain on sale of intellectual property	-	384,000
Loss on sale of property and equipment	-	(1,697)
Miscellaneous income	-	532,887
Total gain (loss) on disposal of discontinued operations	-	484,156
Income (loss) before income taxes	-	111,710
Income tax benefit	-	-
NET INCOME (LOSS)	-	111,710

 In 2012, total revenues amounted to $0 compared to $367,012 in 2011. On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes that we had issued and that were payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided us with a notice of default on the notes payable and demanded repayment in full.  CCE also informed us of their intent to exercise their rights and remedies against our assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of our assets.  CCE was the only bidder and our assets were acquired for $100,000. On July 1, 2011, we sold an exclusive, worldwide, perpetual, irrevocable, fully paid, transferable and sublicensable right and license in all of our registered patent and patent applications for $384,000.  We lost any rights to our intellectual property.  Since our carrying value of the intellectual property was $0, we recorded a gain on its sale of $384,000.

 Gross Profit

 Gross profit decreased from $144,724 in 2011 to $0 in 2012 due to the discontinuance of operations, and the sale of all our assets in June 2011 resulted on our inability to generate any revenues and any profits.

  Operating Expenses

 The increase in operating expenses in 2012 resulted primarily because we discontinued operations as a service-related company and has entered the exploration stage on June 29, 2012 with the focus of engaging in the mining of non-gold industrial metals. As the company prepares to begin a new line of continuing operations it has realized related expenses. This change of model resulted in significant increases of professional fees, consulting fees, research and development and G&A, as further explained below.

Salary Expense

 Employee costs amounted to $0 in 2012 compared to $353,198 in 2011.  The change in salary expenses resulted from the discontinuance of operations and the resignation of all former employees. The company has no employees under a salary arrangement.

  Liquidity and Capital Resources

Our independent registered public accounting firm with respect to our consolidated financial statements included an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2012 and 2011.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2012 and 2011, we had a net profit of $5,555,638 and a net loss of $6,439,166, respectively.  The net profit realized in the most recent year was a result of a gain recognized of $6,308,136 resulting from the elimination of the liability for conversion of warrants that were retired in the 1:10 reverse split effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and 13,510,752 shares of Mabwe Minerals Inc. Common Stock on a post-split basis.

Since our inception, including the year ended December 31, 2012, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2012 we had stockholders equity of $968,825 compared to a stockholders deficit in 2011 of $24,236,767. This reversal was primarily due to the elimination of the liability for conversion of warrants that were retired in the 1:10 reverse split effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and 13,510,752 shares of Mabwe Minerals Common Stock on a post-split basis.

Since inception, the Company has incurred losses and realized negligible revenues from product sales.  Our government design services contract, which funded a major portion of the Company's operating expenses, expired in April 2011 and all funds generated from this contract were depleted as of September 2011. As of June 29, 2012 the Company entering the exploration stage thus commencing a new business line of continuing operations.

  As disclosed in previous filings, the Company shifted its principal operating model from product sales to licensing; enabling a substantial reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model was not successful as the Company did not generate any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company), leaving the Company without any continuing rights in or to its intellectual property.

As of July 31, 2011, all of our convertible notes payable had fully matured. On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 5 million shares of their common stock to CCE and itself received 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and issued 13,510,752 shares of company stock to CCE in consideration of the conversion of CCE’s convertible notes outstanding to the company’s common stock. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2012.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Al Pietrangelo) have concluded, based on their evaluation as of December 31, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, since we do not have separate persons performing the functions of CEO and CFO.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there was a change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

-

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Al Pietrangelo	55	Chief Executive Officer, President, Director and Chairman of the Board
Tapiwa Gurupira	36	Director

Al Pietrangelo (age 55), is our Chief Executive Officer, President and Chairman of the Board since December 5, 2011 pursuant to the Stock Purchase Agreement with Raptor Resources Holdings Inc(f/k/aLantis Laser Inc.). Mr. Pietrangelo has served as President, CEO and Chairman of the Board of Directors of TAG Minerals Inc., an affiliate of Raptor Resources Holdings Inc. since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist Raptor in its growth and the expertise to assist it in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Tapiwa Gurupira (age 36) has served as the President of African Operations and Director of Raptor Resources Holdings Inc. since 2011. He is also a Director of TAG Minerals Inc. since 2010. While working towards his Master’s degree he devised a way to separate dry mixtures of particles that was patented, and a company, Triboflow Separations, LLC, was formed with Mr. Gurupira serving as Chief Engineer. Through Mr. Gurupira’s efforts, Triboflow was awarded a grant of $2M under the NIST Advanced Technology Program. In 2006, Mr. Gurupira joined Breen Solutions, LLC in Pittsburgh, PA, a company specializing in equipment to monitor and regulate emissions at coal combustion power plants as Project Manager. Since returning to Zimbabwe, he has established key relationships within the mining sector and is the Managing Director of TAG Minerals Zimbabwe (Private) Limited and Director of Mabwe Minerals Zimbabwe (Private) Limited. Mr. Gurupira has a Masters of Science degree in Mechanical Engineering from the University of Kentucky.

Family Relationships

There are no family relationships among our executive officers and directors.

Board’s Role in Risk Oversight

The Board consists of two members: Al Pietrangelo and Tapiwa Gurupira, who both are both actively participating in the management of Mabwe Minerals Inc. and Mabwe Minerals Zimbabwe (PVT) LTD, respectively. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Board Committees

Our Board of Directors serves as the Audit, Nominating and Governance Committees since there are no separately designated committees. Neither of our directors is an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B by describing on our Internet website, located at http://raptorresourcesholdings.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver and the name of the person to whom the waiver was granted.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of these reports furnished to us during 2012 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2012 were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2012 and 2011.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2012 and 2011 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2012 and 2011 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Positions	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Al Pietrangelo CEO/President	2012	$-	$-	$20,000	$-	$-	$-	$9,002	$29,002
Al Pietrangelo CEO/President	2011	$-	$-	$-	$-	$-	$-	$-	$-
Tapiwa Gurupira, President of African Operations	2012	$-	$-	$20,000	$-	$-	$-	$-	$-
Tapiwa Gurupira, President of African Operations	2011	$-	$-	$-	$-	$-	$-	$-	$-
Thomas M. Wittenschlaeger, CEO/President (Former)	2012	$-	$-	$-	$-	$-	$-	$-	$-
Thomas M. Wittenschlaeger, CEO/President (Former)	2011	$162,460	$-	$-	$-	$-	$-	$-	$162,460
Bob Van Leyen, CFO (Former)	2012	$-	$-	$-	$-	$-	$-	$-	$-
Bob Van Leyen, CFO (Former)	2011	$142,051	$-	$-	$-	$-	$-	$-	$142,051

(1)	These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. See our “Outstanding Equity Awards at December 31, 2012” table below for more information on options held by the named executive officers.

(2)	Mainly consists of life and health insurance premiums which are, for the executive officers, fully paid by the company.

Employment Agreements and Executive Compensation

There are no employment contracts, termination agreements or change-in-control arrangements between us and any of our named executive officers. The Boar d of Directors reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis. The Board of Directors may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion. The Board of Directors may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2012 (post 1:10 reverse split adjusted). Both Messrs. Wittenschlager and Leyen resigned following the sale of majority control of Raptor Networks Technology to Lantis Laser under the Stock Purchase Agreement dated December 2, 2011.

Outstanding Equity Awards at December 31, 2012

Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
	Option Awards							Plan	Awards:
			Equity					Awards:	Market or
			Incentive			Number		Number	Payout
			Plan			of	Market	of	Value of
	Number	Number	Awards:			Shares	Value of	Unearned	Unearned
	of	of	Number of			or Units	Shares or	Shares,	Shares,
	Securities	Securities	Securities			Of	Units of	Units	Units or
	Underlying	Underlying	Underlying			Stock	Stock	or Other	Other
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercised	(#)	($)	Date	(#)	($)	(#)	($)

Thomas M. Wittenschlaeger	6,000	3,000	-	0.67	1/2/2016	-	-	-	-
Bob van Leyen	4,067	2,333	-	0.67	1/2/2016	-	-	-	-

Compensation of Directors

We have only one director who is also a named executive officer. No compensation was paid to any director other than what is disclosed under our Summary Compensation Table, above.

Stock Option Plan

There currently are no active in-effect stock option plans.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 5, 2013, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 135,585,750 shares of common

	Number of Shares of Common Stock		Percent of Common Stock
Name of Beneficial Owner(1)	Beneficially Owned		Beneficially Owned
Raptor Resources Holdings Inc.	90,071,649	(1)	66.4%
WGB Kinsey and Co	6,000,000		4.4%
All executive officers and directors as a group (2 persons)	2,000,000	(2)	1.5%

(1)	Unless otherwise indicated, the address is c/o Mabwe Minerals Inc., 41 Howe Lane, Freehold, New Jersey 07728.
(2)	Represents 1,000,000 shares of common stock for each Al Pietrangelo and Tapiwa Gurupira.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2012.

	Number of Shares to be	Weighted Average	Number of Securities
Plan Category	Issued Upon Exercise	Exercise Price	Available for Issuance
Warrants for Services, Investors and brokers(1)	60,071	$$4.40	N/A
Total	60,071	$$4.40	N/A

(1) The only warrants outstanding were issued to a broker January 17, 2007 and are set to expire on January 17, 2014

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has two members, Al Pietrangelo, who is President and CEO, and, Tapiwa Gurupira therefore, does not qualify as an “independent directors” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 independent auditing firm, KBL, LLP.

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$16,500	$27,500
Audit-Related Fees (2)	$-	$16,020
Tax Fees (3)	$-	$0
All Other Fees (4)	$-	$-

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Dated: March 27, 2013	MABWE MINERALS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Dated: March 27, 2013	MABWE MINERALS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Financial Officer
(principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Al Pietrangelo	Director	March 27, 2013
Al Pietrangelo

Mabwe Minerals Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mabwe Minerals Inc.

(formerly Raptor Networks Technology, Inc.)

We have audited the accompanying consolidated balance sheets of Mabwe Minerals Inc. (formerly Raptor Networks Technology, Inc.) (the “Company”) (an exploration stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the exploration stage period June 29, 2012 through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mabwe Minerals Inc. (formerly Raptor Networks Technology, Inc.) (an exploration stage company) as of December 31, 2012 and 2011, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the exploration stage period June 29, 2012 through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

March 25, 2013

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$17,605	$2,323
Prepaid Expenses	76,411	-

Total current assets	94,016	2,323

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	555,275
Mineral Rights	433,000	-

Total Other Assets	988,275	-

INTANGIBLE ASSETS
Goodwill	25,000	-
Total Intangible Assets	25,000	-

TOTAL ASSETS	$1,107,291	$2,323

STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,753	$1,044,056
Related Party Payable (Net)	2,427	-
Note Payable Dodge Mines	13,500	-
Loan payable other	42,786	-
Liability for stock to be issued	20,000	-
Detachable warrant liabilities	-	392,310
Conversion option liabilities	-	11,789,870
Senior convertible notes payable	-	11,012,854

Total current liabilities	138,466	24,239,090

TOTAL LIABILITIES	138,466	24,239,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 131,980,750 and 19,801,181 shares issued and outstanding	131,981	19,801
Additional paid-in capital	86,112,423	66,574,646
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(90,831,214)
Deficits accumulated during the exploration stage	(199,614)	-

Total Stockholders’ Equity (Deficit)	968,825	(24,236,767)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,107,291	$2,323

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			June 29, 2012
	For the Years Ended		through
	December 31,	December 31,	December 31, 2012
	2012	2011	(exploration stage)

Continuing Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$103,607	$-	$73,632
Research and development	108,038	-	108,038
General and administrative	74,590	51,399	70,433

Total operating expenses	286,235	51,399	252,103

Loss from Continuing Operations	(286,235)	(51,399)	(252,103)

OTHER INCOME (EXPENSE)
Interest income	-	5	-
Gain on Investment - W.G.B. Kinsey - Equity Method	55,275	-	55,275
Change in fair value of conversion option and warrant liabilities	6,308,136	(5,245,032)	-
Amortization of discount on convertible debt	-	(192,247)	-
Interest expense	(521,538)	(1,062,203)	(2,786)
Miscellaneous Expense	-	-	-

Total other income (expense)	5,841,873	(6,499,477)	52,489

Income (loss) before income taxes	5,555,638	(6,550,876)	(199,614)

Income tax benefit	-	-	-

Net income (loss) from continuing operations	5,555,638	(6,550,876)	(199,614)

Discontinued operations:
Gain on disposal of discontinued operations	-	484,156	-
Loss from discontinued operations	-	(372,446)	-

Loss from discontinued operations, net of tax	-	111,710	-

NET INCOME (LOSS)	$5,555,638	$(6,439,166)	$(199,614)

Income (loss) per share - basic
Continuing operations	$0.08	$(0.74)	$-
Discontinued operations	$-	$0.01	$-
Weighted average number of shares outstanding - basic (RESTATED 1:10 Reverse Split for prior year)	72,463,024	8,808,098	123,426,341

Income (loss) per share - diluted
Continuing operations	$0.06	$(0.74)	$-
Discontinued operations	$-	$0.01	$-
Weighted average number of shares outstanding - diluted (RESTATED 1:10 Reverse Split for prior year)	85,487,553	8,808,098	143,191,788

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Defict
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	During the
	Shares	Amount	Capital	Deficit	Exploration Stage	Total

Balance, January 1, 2011	8,808,350	$8,808	$66,585,639	$(84,392,048)	$-	$(17,797,601)

Shares of stock issued to Raptor Resources Holdings Inc in the acquisition of 55% ownership	10,992,831	10,993	(10,993)	-	-	-

Net loss	-	-	-	(6,439,166)	-	(6,439,166)

Balance, December 31, 2011	19,801,181	$19,801	$66,574,646	$(90,831,214)	$-	$(24,236,767)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-

Net income through June 28, 2012	-	-	-	5,755,249	-	5,755,249

Shares issued for sevices and prepaid expenses	6,590,000	6,590	145,785	-	-	152,375

Shares issued for cash	5,000,000	5,000	245,000	-	-	250,000

Shares issued for Lantis/RRHI Restructure	3,000,000	3,000	297,000	-	-	300,000

Shares issued for equity purchase (WGB Kinsey & Co)	5,000,000	5,000	495,000		-	500,000

Net loss for the period June 29, 2012 through December 31, 2012	-	-	-	-	(199,614)	(199,614)

Balance, December 31, 2012	131,980,750	$131,981	$86,112,423	$(85,075,965)	$(199,614)	$968,825

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			June 29, 2012
			through
	For the Years ended December 31,		December 31, 2012
	2012	2011	(exploration stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,555,638	$(6,439,166)	$(199,614)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	6,728	-
Amortization of discount on convertible debt and debt issuance costs	-	192,247	-
Common Stock issues for services	82,350	-	82,350
Change in fair value of conversion option and warrant liabilities	(6,308,136)	5,245,032	-
Gain on disposal of discontinued operations	-	(523,980)	-
Change in inventory reserve	-	(90,367)	-
Change in fair value of investment	(55,275)	-	(55,275)
Changes in operating assets and liabilities:
Accounts receivable	-	143,568	-
Inventories	-	106,247	-
Prepaid expenses and other assets	(6,386)	78,517	(6,386)
Deposits	-	1,560	-
Accounts payable and accrued liabilities	581,378	825,418	30,817
Deferred revenue	-	(11,108)	-
Net cash used in operating activities	(150,431)	(465,304)	(148,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	-	384,000	-
Proceeds from sale of property and equipment	-	850	-
Net cash provided by investing activities	-	384,850	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	42,786	-	42,786
Proceeds from related parties, net of repayments	(103,573)	-	(103,573)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	270,000	-	270,000
Repayments made on note payable for Dodge Mines	(43,500)	-	(43,500)
Net cash provided by financing activities	165,713	-	165,713
Net decrease in cash and cash equivalents	15,282	(80,454)	17,605
CASH AT BEGINNING OF YEAR	2,323	82,777	-
CASH AT END OF YEAR	$17,605	$2,323	$17,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$20,872	$-
Cash paid for income taxes	$-	$1,600	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$2,786	$252,508	$2,786
Increase in debt discount for conversion option liabilities resulting from accrued interest added to principal balance	$-	$135,096	$-
Reduction in Note Payable as a result of foreclosure	$-	$100,000	$-
Conversion of debt to equity	$-	$-	$-
Goodwill acquired by related party payable	$25,000	$-	$25,000
Prepaid expenses incurred as a result of issuance of common stock	$145,000	$-	$145,000
Dodge Mines and related debt acquired from related party payable	$406,000	$-	$406,000
Common stock issued for investment in Kinsey	$500,000	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

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

In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model had not been successful as the Company had not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  In addition, on August 1, 2011, all of the Company’s remaining assets were sold during a public foreclosure sale.  For further details on these transactions, see the disclosures in the Forms 8-K filed by the Company on July 11, 2011 and August 4, 2011.  As a result of the above transactions, the Company classified all of its operations as discontinued operations, except certain general and administrative expenses related to the public shell company, such as EDGAR fees, audit fees and legal expenses related to review of public filings and amounts related to the Company’s convertible debt.

All of our convertible notes payable have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  This transaction was completed in December 2011, when Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) acquired an 80% controlling equity stake in the Company. In addition to Raptor Resources Holdings Inc. issuing 5 million shares of their common stock to CCE, they were issued 109,928,311 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares, and then issued an additional, 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and simultaneously issued 13,510,752 shares of stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company then engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

The Company formally, on September 30, 2012, appointed Tapiwa Gurupira, a 41% stakeholder of MAB-Z as a Director of Mabwe Minerals Inc.

On October 27, 2012, the Company, MAB-Z, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-Z in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

Presentation as a Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has a loss from continued operations of $286,235 and $51,399 for the years ended December 31, 2012 and 2011, respectively.  The Company also has an accumulated deficit of $85,275,579 and a working capital deficit of $44,450 at December 31, 2012.

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

All of our convertible notes payable have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retains no material assets with which to continue its operations.  The Company is seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non binding “Letter of Intent” with an interested party for a possible merger.  There can be no assurance, however, that such a transaction will ultimately be consummated. This transaction was completed in December 2011, when Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) acquired an 80% controlling equity stake in the Company. In addition to Raptor Resources Holdings Inc. issuing 5 million shares of their common stock to CCE, they were issued 109,928,311 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares, and then issued an additional 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and simultaneously issued 13,510,752 shares of stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presentation as a Going Concern (Continued)

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.  In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence by the second quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

Exploration Stage Company

As of June 29, 2012 the Company moved from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was FINRA deemed effective June 28, 2012 and exploration stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at December 31, 2012.

The initial transaction is recorded at cost.

MABWE MINERALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended December 31, 2012. There was no activity from December 2, 2011 through June 28, 2012 in MAB-Z, the Company’s majority-owned subsidiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made by management include the recoverability of long-lived assets, the valuation of stock-based compensation and the valuation allowance of the deferred tax asset.  Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:  computer equipment, furniture and fixtures and testing equipment are depreciated over three years and office equipment is depreciated over five years.  Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. For the years ended December 31, 2012 and 2011 there is no property or equipment included in the accompanying consolidated balance sheets.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

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

Since the Company entered the Exploration Stage, no revenues have been recorded.

Research and Development Costs

Research and development (R&D) costs consist of labor, surveying, mapping, engineering and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

Compensated Absences

The Company does not currently have a policy concerning due to the fact that full time employee exist under a time based compensation agreement.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of December 31, 2012 and 2011.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2011 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

No options were granted during the years ended December 31, 2012 or 2011.

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the year ended December 31, 2011 basic and diluted earnings per share were the same.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

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

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Discontinued Operations

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

Following are operating results included in discontinued operations for the years ended:

 MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Discontinued Operations (Continued)

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	For the Twelve Months Ended
	December 31,
	2012	2011
REVENUE, NET	$-	$367,012
COST OF SALES	-	222,288
GROSS PROFIT	-	144,724
OPERATING EXPENSES
Salary expense and salary related costs	-	353,198
Research and development	-	5,537
General and administrative	-	158,435
Total operating expenses	-	517,170
Loss from operations	-	(372,446)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
Loss on foreclosure	-	(431,034)
Gain on sale of intellectual property	-	384,000
Loss on sale of property and equipment	-	(1,697)
Miscellaneous income	-	532,887
Total gain (loss) on disposal of discontinued operations	-	484,156
Income (loss) before income taxes	-	111,710
Income tax benefit	-	-
NET INCOME (LOSS)	-	111,710

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Loss on Foreclosure

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

 5.  Gain on Sale of Intellectual Property

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

6.	Stock-Based Compensation

2005 Stock Plan

The Company has one stock-based compensation plan, the 2005 Stock Plan (the “2005 Plan").  Under the 2005 Plan, 3,000,000 shares of stock are reserved for issuance to eligible employees, non-employee directors and certain consultants.  The 2005 Plan is administered by the board of directors or committee of the board of directors, who have sole discretion to set vesting, expiration and other terms of awards under the 2005 Plan.  As of December 31, 2012, the 2005 Plan had a total of 0 options outstanding as all participants had resigned.

Non-Plan Options

Prior to approval of the 2005 Plan, the Company granted stock options out-of-plan.  These non-plan options provided for the periodic issuance of stock options to employees and non-employee members of the board of directors.  The vesting period for the non-plan stock options was over a three-year term, commencing on the first anniversary of the date of grant.  The maximum contractual term of stock options granted under these out-of-plan options was eight years.  As of December 31, 2012, there were 0 non-plan options outstanding as all participants had resigned.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Stock-Based Compensation (Continued)

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value is determined using the Black-Scholes Option pricing model.

No options were granted during the year ended December 31, 2012.

For the years ended December 31, 2012 and 2011, the Company recognized $0, respectively, of stock-based compensation costs as a result of the issuance of options to employees.

Stock option activity was as follows for the year ended December 31, 2012:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contract Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding, January 1, 2012	146,200	$1.21	2.79
Granted	-	-
Forfeited / Expired	(146,200)	1.21	(2.79)
Exercised	-	-

Outstanding, December 31, 2012	0	$-	-	$-
Exercisable, December 31, 2012	0	$-	-	$-

7.	Related Party Loans

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2012 was $13,500, as the Company paid $43,500 during the six months ended December 31, 2012. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loans Payable – Other

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED for an amount of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $42,786 at December 31, 2012 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

9.	Investment

On October 27, 2012, the Company, MAB-Z, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-Z in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment increased $55,275 as a result of the incremental profit of Kinsey for the period October 29, 2012 through December 31, 2012 at 25% ownership by MAB-Z.

10.	Fair Value Disclosures

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

The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As a result of the conversion of the convertible notes and warrants associated with those notes on June 28, 2012, all Level 3 financial liabilities the Company had, were adjusted to $0. Therefore, no longer exist.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2012:

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Fair Value Disclosures (Continued)

	Total	Level 1	Level 2	Level 3

ASSETS:
Investment, equity method	$555,275	$-	$555,275	$-

	$555,275	$-	$555,275	$-

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2011:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$11,789,870	$-	$-	$11,789,870
Detachable warrant liabilities	392,310	-	-	392,310

	$12,182,180	$-	$-	$12,182,180

11.    Securities Purchase Agreements

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

   MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Securities Purchase Agreements (Continued)

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

Effective June 28, 2012 all “Notes” were converted to equity and thus retired;, the table above represents value at conversion.

Warrants

A summary of the balances as of June 28, 2012 and December 31, 2011follows:

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$3,987,137	$-	$1,586,278	$35,897

2007 Notes	3,084,046	-	2,140,396	35,927

April 2008 Notes	2,288,392	-	1,532,240	101,276

July 2008 Notes	476,808	-	319,257	40,510

July 2010 Notes	176,471		118,160	-

Balance, June 28, 2012	$10,012,854	$-	$5,696,331	$213,610

   MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Securities Purchase Agreements (Continued)

Warrants

	Principal Balance	Discount on Notes Payable	Conversion Option Liability	Detachable Warrant Liability
2006 Notes	$4,987,137	$-	$5,228,538	$256,662

2007 Notes	3,084,046	-	3,269,846	69,029

April 2008 Notes	2,288,392	-	2,560,521	47,585

July 2008 Notes	476,808	-	533,509	19,034

July 2010 Notes	176,471	-	197,456	-

Balance, December 31, 2011	$11,012,854	$-	$11,789,870	$392,310

As a result of the conversion to retire the notes, all warrants were cancelled.

12.    Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Warrant	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2011	7,051,413	$5.10
Granted	-	-
Cancelled/forfeited	6,991,342	5.10
Exercised	-	-
Outstanding at December 31, 2012	60,071	$4.40

The only warrants outstanding were issued to a broker January 17, 2007 and are set to expire on January 17, 2014.

13.	Acquisition

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Stockholders’ Deficit

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended December 31, 2012, the Company issued: 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-Z, a 25% ownership in Kinsey per the Equity Exchange Agreement; 65,000 shares of common stock valued at $6,500 for services rendered; and 3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc.

During the three months ended September 30, 2012, the Company issued 11,525,000 shares of common stock for cash (5,000,000 shares for $250,000) and services (6,525,000 for $145,875) thus diluting the controlling interest percentage of Raptor Resources Holdings Inc, to 73%.

During 2012, the Company executed a 1:10 reverse stock split where every ten (10) shares of stock was converted to one (1) share.. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post split basis. All shares are reflected on a post-split basis unless indicated.

On June 28, 2012, the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and simultaneously issued 13,510,752 shares of stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock, .During 2011, the Company issued 10,992,831 shares of common stock (on a post split basis) to Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.) representing 55% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their stock to CCE in exchange for the conversion of their debt to common stock of the Company. Upon the Company’s successful amendment to their charter which enabled them to increase the authorized shares to 500,000,000 and also issue CCE an additional 13,510,752 shares of the Company’s stock.

There were no shares of common stock issued during 2011.

As of December 31, 2012, the Company has 131,980,750 shares issued and outstanding.

15.    Income Taxes

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

The Company’s total deferred tax assets and deferred tax liabilities were as follows at December 31:

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Income Taxes (Continued)

	2012	2011
Deferred tax assets:
Non-benefited tax losses and credits	27,738,000	37,712,000
Total deferred tax assets	27,738,000	37,712,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	27,738,000	37,712,000
Valuation allowance	(27,738,000)	(37,712,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $81,584,000 and $80,831,000, respectively expiring between 2032 and 2025, respectively.

Internal Revenue Code Section 382 imposes limitation on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership percentage of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years. The Company in June 2012, experienced a greater than 50% ownership change, so the rules of IRC section 382 apply.

At December 31, 2012 and 2011, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions.  The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2009.  The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

16.    Commitment

Services Rendered Agreement

The Company entered into a Services Rendered Agreement with WGB Kinsey and Company in august 2012. Under the agreement, the Company agreed to issue 1,000,000 shares of common stock to Kinsey in exchange for Kinsey to allocate the necessary resources to mine the Dodge Mines at a rate consistent with the Company’s ability to grow their transportation capacity which currently represents 140,000 metric tons. No production has taken place during the period ended December 31, 2012. It is anticipated that production will commence during the second quarter of fiscal 2013.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Subsequent Events

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment must be made between June 1, 2013 and August 31, 2013, the second shipment must be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014.

In February 2013, the Company issued 2,400,000 shares of common stock and 1,400,000 one-year warrants for cash. Additionally, the Company issued 105,000 shares of common stock and 105,000 one-year warrants for services rendered.

During January 2013, the Company issued 1,100,000 shares of common stock. 100,000 shares were issued for consulting services rendered and 1,000,000 shares were issued to enter into a 12 month management services advisory contract with Raptor Resources Holdings Inc. In addition, under this contract 20,000 shares of Preferred Series B Convertible stock of Raptor Resources Holdings Inc. were issued which entitles the owner after a 1 year holding period as part of its conversion to be awarded 25 shares for each share of Preferred Series B tendered or 500,000 total shares.

