Form 10-Q
period 2013-03-31
MABWE MINERALS INC.
filed 2013-05-15
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.

(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 30, 2013, there were 136,025,750 shares of the issuer’s common stock, $0.001 par value, outstanding.

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-1

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited) and exploration period June 29, 2012 through March 31, 2013	F-2

Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2013 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited) and exploration period June 29, 2012 through March 31, 2013	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	6

Item 4. Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	7

Item 1A. Risk Factors	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Mine Safety Disclosures	7

Item 5. Other Information	7

Item 6. Exhibits	7

Signatures	8

Exhibits Filed with this Report on Form 10-Q	9

I

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$44,661	$17,605
Prepaid Expenses	57,411	76,411
Total current assets	102,072	94,016

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	394,884	555,275
Mineral Rights	433,000	433,000
Total Other Assets	827,884	988,275

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total Intangible Assets	25,000	25,000

TOTAL ASSETS	$954,956	$1,107,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,457	$59,753
Related Party Payable (Receivable) (Net)	(110,330)	2,427
Note Payable Dodge Mines	5,000	13,500
Loan payable other	43,969	42,786
Liability for stock to be issued	10,000	20,000

Total current liabilities	11,096	138,466

TOTAL LIABILITIES	11,096	138,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 135,585,750 and 131,980,750 shares issued and outstanding	135,586	131,981
Additional paid-in capital	86,325,676	86,112,423
Additional paid-in capital - Warrants	80,642	-
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(85,075,965)
Deficits accumulated during the exploration stage	(522,079)	(199,614)

Total stockholders' deficit	943,860	968,825

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$954,956	$1,107,291
	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period
			June 29, 2012
	For the Three Months Ended		through
	March 31,	March 31,	March 31, 2013
	2013	2012	(exploration stage)

Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$91,496	$-	$165,128
Research and development	30,319	-	138,357
General and administrative	39,164	197	109,597

Total operating expenses	160,979	197	413,082

Loss from Operations	(160,979)	(197)	(413,082)

OTHER INCOME (EXPENSE)
Interest income	-	-	-
Gain (Loss) on Investment - W.G.B. Kinsey - Equity Method	(160,391)	-	(105,116)
Change in fair value of conversion option and warrant liabilities	-	1,279,254	-
Amortization of discount on convertible debt	-	-	-
Interest expense	(1,095)	(262,688)	(3,881)
Miscellaneous Expense	-	-	-

Total other income (expense)	(161,486)	1,016,566	(108,997)

Income (loss) before income taxes	(322,465)	1,016,369	(522,079)

Income tax benefit	-	-	-

NET INCOME (LOSS)	$(322,465)	$1,016,369	$(522,079)

Income (loss) per share - basic	$(0.00)	$0.05	$(0.01)

Weighted average number of shares outstanding - basic	133,745,638	19,800,929	82,354,980

Income (loss) per share - diluted	$(0.00)	$0.05	$(0.00)

Weighted average number of shares outstanding - diluted	163,893,375	19,800,929	149,118,665

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

				Additional		Defict
			Additional	Paid in		Accumulated
	Common Stock		Paid in	Capital	Accumulated	During the
	Shares	Amount	Capital	Warrants	Deficit	Exploration Stage	Total

Balance, January 1, 2011	8,808,350	$8,808	$66,585,639	-	$(84,392,048)	$-	$(17,797,601)

Shares of stock issued to Raptor Resources Holdings Inc in the acquisition of 55% ownership	10,992,831	10,993	(10,993)	-	-	-	-

Net loss	-	-	-	-	(6,439,166)	-	(6,439,166)

Balance, December 31, 2011	19,801,181	$19,801	$66,574,646	$-	$(90,831,214)	$-	$(24,236,767)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-	-

Net income through June 28, 2012	-	-	-	-	5,755,249	-	5,755,249

Shares issued for sevices and prepaid expenses	6,590,000	6,590	145,785	-	-	-	152,375

Shares issued for cash	5,000,000	5,000	245,000	-	-	-	250,000

Shares issued for Lantis/RRHI Restructure	3,000,000	3,000	297,000	-	-	-	300,000

Shares issued for equity purchase (WGB Kinsey & Co)	5,000,000	5,000	495,000	-		-	500,000

Net loss for the period June 29, 2012 through December 31, 2012	-	-	-	-	-	(199,614)	(199,614)

Balance, December 31, 2012	131,980,750	$131,981	$86,112,423	$-	$(85,075,965)	$(199,614)	$968,825

Net Loss through March 31, 2013	-	-	-	-	-	(322,465)	(322,465)

Shares issued for cash	2,505,000	2,505	137,353	80,642	-	-	220,500

Shares issued for services and prepaid expenses	1,100,000	1,100	75,900	-	-	-	77,000

	135,585,750	$135,586	$86,325,676	$80,642	$(85,075,965)	$(522,079)	$943,860

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the period
			June 29, 2012
			through
	For the Three Months Ended March 31,		March 31, 2013
	2013	2012	(exploration stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(322,465)	$1,016,369	$(522,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common Stock issues for services	77,000	-	159,350
Change in fair value of conversion option and warrant liabilities	-	(1,279,254)	-
Change in fair value of investment	160,391	-	105,116
Changes in operating assets and liabilities:
Prepaid expenses and other assets decrease (increase)	19,000	-	12,614
Accounts payable and accrued liabilities increase (decrease)	2,704	260,562	33,519
Net cash used in operating activities	(63,370)	(2,323)	(211,480)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,183	-	43,969
Proceeds from related parties, net of repayments	(112,757)	-	(216,328)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	210,500	-	480,500
Repayments made on note payable for Dodge Mines	(8,500)	-	(52,000)
Net cash provided by financing activities	90,426		256,141
Net increase (decrease) in cash and cash equivalents	27,056	(2,323)	44,661
CASH AT BEGINNING OF YEAR	17,605	2,323	-
CASH AT END OF YEAR	$44,661	$-	$44,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$1,183	$262,688	$3,969
Goodwill acquired by related party payable	$-	$-	$25,000
Prepaid expenses incurred as a result of issuance of common stock	$7,000	$-	$152,000
Dodge Mines and related debt acquired from related party payable	$-	$-	$406,000
Common stock issued for investment in Kinsey	$-	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Organization and Basis of Presentation

The accompanying consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The March 31, 2013 consolidated balance sheet was derived from audited financial statements as of December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2012 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

The Company formally, on September 28, 2012, appointed Tapiwa Gurupira, a 41% stakeholder of MAB-Z, as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of MAB-Z received approval from the government of Zimbabwe, Africa to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company will be called Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation will own 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General (continued)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resultant from discontinued operations and an exploration stage deficit of $522,079. The Company has no revenues as of March 31, 2013. The Company entered the exploration stage on June 29, 2012.

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

On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80.14% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 5 million shares of their common stock to CCE and itself received 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55.52% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company engaged in a 1:10 reverse stock split.

Simultaneous with the reverse stock split the company was renamed Mabwe Minerals Inc. (“Mabwe” or “the Company”.) Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.  In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence late second quarter to early third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General (continued)

Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at March 31, 2013.

In addition, as the result of the investment by Mabwe Minerals Inc., MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended March 31, 2013. There was no activity from December 2, 2011 through June 28, 2012 in MAB-Z, the Company’s majority-owned subsidiary.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2	.	Related Party Loans

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from a fully-consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z, a fully-consolidated variable interest entity of the Company, a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the Mining rights has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable contra balance of $110,330 consists of Company stock issued on behalf of Raptor Resources Holdings Inc. as payment for an advisory agreement in the amount of $70,000 along with the payment of other bills on behalf of Raptor Resources Holdings Inc., consisting of mainly legal and accounting fees. The value of the Note Payable for the Dodge Mines at March 31, 2013 was $5,000, as the Company paid $52,000 during the nine months ended March 31, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

3.	Loans Payable – Other

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED for an amount of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $43,969 at March 31, 2013 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

4	.	Investment

On October 29, 2012, the Company, MAB-C, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $160,391 as a result of the incremental loss of Kinsey for the three months ended March 31, 2013 at 25% ownership by MAB-C.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair Value Disclosures

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

The table below sets forth a summary of the fair values of the Company’s financial assets as of March 31, 2013:

	Total	Level 1	Level 2	Level 3

ASSETS:
Investment, equity method	$394,884	$-	$394,884	$-

	$394,884	$-	$394,884	$-

6.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term
60,071	$4.40	1/17/2007	7 Years
1,505,000	$0.15	3/4/2013	1 Years

Total: 1,565,071

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Acquisition

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

8.	Stockholders’ Deficit

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended March 31, 2013, the Company issued 1,000,000 shares for $70,000 ($.07/share) through private placement without warrants. The Company also issued 1,000,000 at a value of $70,000 ($.07/share) on behalf of Raptor Resources Holdings Inc. as payment for an advisory agreement in lieu of cash. 100,000 shares were issued for public relations services to be provided over the first six months of 2013 at a value $7,000. During this period 1,505,000 shares were issued through private placement for cash along with 1,505,000 warrants that are exercisable for 1 year at $.15/share. The total number of shares issued for cash for the three months ended March 31, 2013 was 2,505,000 for $220,500. The controlling interest of Raptor Resources Holdings Inc. was diluted to 66.43% based on new issuances of common stock that quarter.

During the three months ended December 31, 2012, the Company issued: 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C, a 25% ownership in Kinsey per the Equity Exchange Agreement; 65,000 shares of common stock valued at $6,500 for services rendered; and 3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc. The controlling interest of Raptor Resources Holdings Inc. was diluted to 68.25% based on new issuances of common stock this quarter.

During the three months ended September 30, 2012, the Company issued 11,525,000 shares of common stock for cash (5,000,000 shares for $250,000) and services (6,525,000 shares for $145,875) thus diluting the controlling interest percentage of Raptor Resources Holdings Inc. to 72.69%.

During 2012, the Company executed a 1:10 reverse stock split where every ten (10) shares of stock was converted to one (1) share. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares are reflected on a post-split basis unless indicated.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Deficit (continued)

On June 28, 2012, the Company successfully amended its charter which enabled it to increase the authorized shares to 500,000,000 and then the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752 shares of the Company stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. During 2011, the Company issued 10,992,831 shares of common stock (on a post-split basis) to Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.) representing 55.52% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their stock to CCE in exchange for the conversion of their debt to common stock of the Company.

There were no shares of common stock issued during 2011.

As of March 31, 2013, the Company has 135,585,750 shares issued and outstanding.

9.	Commitments

Letter of Credit

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

10.	Subsequent Events

On April 29, 2013 the Company issued 50,000 shares of stock through private placement for cash in the amount of $5,000. The stock was issued with 50,000 warrants which are exercisable for one year at $.15 per share.

On April 22, 2013 the Company issued 50,000 shares of stock through private placement for cash in the amount of $5,000. The stock was issued with 50,000 warrants which are exercisable for one year at $.15 per share. The Company also issued 25,000 shares as payment for accounting services.

On April 10, 2013 the company issued 300,000 shares of stock through a private placement for cash in the amount of $30,000. The stock was issued with 300,000 warrants which are exercisable for one year at $.15 per share. The Company also issued 15,000 shares as payment for promotional services.

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 5, 2011, the Company entered into a Stock Purchase Agreement, dated December 2, 2011 (“Stock Purchase Agreement”), with Raptor Resources Holdings Inc. ("Raptor Resources") (RRHI:QB) (formerly Lantis Laser Inc. (LLSR:QB)) pursuant to which we agreed to issue Raptor Resources 109,928,311 shares of our common stock or 55.52% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Raptor Resources common stock. All officers and directors of Raptor Networks Technology, Inc. (“Raptor Networks”) resigned at the time of execution of the Stock Purchase Agreement. Raptor Networks effected a 1:10 reverse stock split, with Raptor Resources receiving 80.14% of the fully diluted shares of Raptor Networks common stock on a post-split basis and the company engaged in the exploration and mining of industrial minerals and metals thereon ceasing any involvement with the historical business of Raptor Networks. We are now a majority owned subsidiary of Raptor Resources. The name change to Mabwe Minerals Inc. (formerly Raptor Networks) and the 1:10 reverse split were effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and 13,510,752 shares of common stock of Mabwe Minerals Inc. on a post-split basis.

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

On July 18, 2012 a 49% stake was purchased in Mabwe Minerals Zimbabwe (PVT) Limited in exchange for 25,000 shares of Raptor Resources Holdings Inc. (RRHI) Preferred Convertible Series B Stock. This stock is convertible into 50 shares of RRHI common stock and 25 shares of Mabwe Minerals Inc. common stock following a 1 year holding period.

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

On November 7, 2012 the principals of Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") received approval from the government of Zimbabwe, Africa to form a new parent holding corporation for the purpose of holding Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company will be called Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation will own 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resultant from discontinued operations and an exploration stage deficit of $522,079. The Company has no revenues as of March 31, 2013. The Company entered the exploration stage on June 29, 2012.

These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2012. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2013 and 2012.  This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this report.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CONTINUING OPERATIONS

	For the Three Months Ended March 31,
	2013	2012	Change ($)	Change (%)

REVENUE, NET	-	-	-	0%
COST OF SALES	-	-	-	0%
GROSS PROFIT	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%
Professional, consulting and marketing fees	91,496	-	91,496	0%
Research and development	30,319	-	30,319	0%
Selling, General and administrative	39,164	197	38,967	19780%
Total operating expenses	160,979	197	160,782	81615%
Loss from operations	(160,979)	(197)	(160,782)	81615%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(1,095)	(262,688)	261,593	-100%
Gain on Investment - W.G.B. Kinsey - Equity Method	(160,391)	-	(160,391)	0%
Change in Fair Value of Conversion option and warrant liabilities	-	1,279,254	(1,279,254)	-100%
Miscellaneous Expense	-	-	-	0%
Total other income (expense)	(161,486)	1,016,566	(1,178,052)	-116%
Income (loss) before income taxes	(322,465)	1,016,369	(1,338,834)	-132%
Income tax benefit	-	-	-	0%
NET INCOME (LOSS)	(322,465)	1,016,369	(1,338,834)	-132%

Net Revenues

 There were no net revenues from continuing operations for the three months ended March 31, 2013 and 2012. The Company anticipates that mining operations will commence in the late second quarter or early third quarter of 2013.

Gross Profit

There was $0 gross profit from continuing operations for the three months ended March 31, 2013 and 2012.

Operating Expenses

The increase in operating expenses in 2013 compared to the same period of 2012 was $160,782 for the three months ended March 31, 2013. The increased expenses resulted from the Company entering the exploration stage and commencing a new business line of continuing operations and breaks down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three March 31, 2013 and 2012.

Research and Development

Research and development expenses from continuing operations increased from $0 to $30,319 for the three months ended March 31, 2013. The increase was due to the Company commencing in a new line of business as an exploration company. The fees are related to new business line start-up costs involving land surveys, assay costs, inspections fees and casual labor related to the core business of industrial mineral mining.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) from continuing operations increased for the three months ended March, 31, 2013 from $197 to $39,164. This is an increase of $38,967 over the same period in the prior year. The increase was due to the Company commencing in a new line of business as an exploration company. The increased costs were mainly due to additional fees for business licenses, registration, legal and accounting fees in transition of the Company to a new line of business.

Net Other Income (Expense)

Net other expense in 2013 was $161,486 compared to a net other income of $1,016,566 in 2012 for the three months ended March 31. This change resulted from the following:

•	For the three months ended March 31, 2013, the loss was primarily due to the decrease in the fair value of our investment in WGB Kinsey & Co. The net other income was due to a beneficial Change in fair value of conversion option and warrant liabilities in the amount of $1,279,254. As June 28, 2012 all such notes and correspondent liabilities we converted to equity.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2012.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

Since our inception, including the year ended December 31, 2012, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2012, we had a surplus in working capital of $90,976.

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loans agreement with OVERSEAS TRADE AND FINANCING LIMITED for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $43,969 at March, 31, 2013 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum, Extension and drawdown fees are 1% and 2% respectively

We had a cash balance of $44,661 at March 31, 2013 compared to $17,605 at December 31, 2012.

We expect to generate revenues from our mining operations late in the second quarter or early in the third quarter of 2013 and to seek financing to support our operations until revenues are generated. There is no certainty that any revenues will be generated or that we will be able to raise the necessary debt or equity financing to sustain our operations.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a.  Risk Factors.

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

MABWE MINERALS INC.

Date May 15, 2013	By:	/s/ Al Pietrangelo
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)

EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-Q

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

