Form 10-Q
period 2013-06-30
MABWE MINERALS INC.
filed 2013-08-08
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.

(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of August 2, 2013, there were 137,370,750 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited) and exploration period June 29, 2012 through June 30, 2013	F-2

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited) and exploration period June 29, 2012 through June 30, 2013	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	6

Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosures	8

Item 5. Other Information	8

Item 6. Exhibits	9

Signatures	10

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(UNAUDITED)
CURRENT ASSETS
Cash	$220,838	$17,605
Prepaid Expenses	242,721	76,411

Total current assets	463,559	94,016

Fixed assets, net of depreciation	1,045	-

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	355,842	555,275
Mineral Rights	433,000	433,000

Total Other Assets	788,842	988,275

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total Intangible Assets	25,000	25,000

TOTAL ASSETS	$1,278,446	$1,107,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$74,755	$59,753
Related Party Payable (Receivable) (Net)	(138,867)	2,427
Note Payable Dodge Mines	-	13,500
Loan payable other	45,166	42,786
Liability for stock to be issued	-	20,000
Securitized Loan	423,325	-

Total current liabilities	404,379	138,466

TOTAL LIABILITIES	404,379	138,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized;
137,280,750 and 131,980,750 shares issued and outstanding	137,281	131,981
Additional paid-in capital	86,397,344	86,112,423
Additional paid-in capital - Warrants	177,266	-
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(85,075,965)
Deficits accumulated during the exploration stage	(761,859)	(199,614)

Total stockholders' equity	874,067	968,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,278,446	$1,107,291
	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the period
					June 29, 2012
	For the Three Months Ended		For the Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30, 2013
	2013	2012	2013	2012	(exploration stage)

Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$72,683	$29,975	$164,179	$29,975	$237,811
Research and development	48,746	-	79,065	-	187,102
General and administrative	74,818	3,962	113,982	4,159	184,415

Total operating expenses	196,247	33,937	357,226	34,134	609,328

Loss from Operations	(196,247)	(33,937)	(357,226)	(34,134)	(609,328)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	-
Gain (Loss) on Investment - W.G.B. Kinsey - Equity Method	(39,042)	-	(199,433)	-	(144,158)
Change in fair value of conversion option and
warrant liabilities	-	5,028,882	-	6,308,136	-
Amortization of discount on convertible debt	-	-	-	-	-
Interest expense	(4,492)	(256,065)	(5,587)	(518,753)	(8,373)
Miscellaneous Expense	-	-	-	-	-

Total other income (expense)	(43,534)	4,772,817	(205,020)	5,789,383	(152,531)

Income (loss) before income taxes	(239,781)	4,738,880	(562,246)	5,755,249	(761,859)

Income tax benefit	-	-	-	-	-

NET INCOME (LOSS)	$(239,781)	$4,738,880	$(562,246)	$5,755,249	$(761,859)

Income (loss) per share - basic	$(0.00)	$0.22	$(0.00)	$0.28	$(0.01)

Weighted average number of shares outstanding - basic	136,333,717	21,835,871	135,046,827	20,818,400	128,538,012

Income (loss) per share - diluted	$(0.00)	$0.22	$(0.00)	$0.28	$(0.01)

Weighted average number of shares outstanding - diluted	168,627,566	21,932,581	166,095,129	20,915,110	153,868,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

				Additional		Defict
			Additional	Paid in		Accumulated
	Common Stock		Paid in	Capital	Accumulated	During the
	Shares	Amount	Capital	Warrants	Deficit	Exploration Stage	Total

Balance, January 1, 2011	8,808,350	$8,808	$66,585,639	-	$(84,392,048)	$-	$(17,797,601)

Shares of stock issued to Raptor Resources Holdings Inc in the acquisition of 55% ownership	10,992,831	10,993	(10,993)	-	-	-	-

Net loss	-	-	-	-	(6,439,166)	-	(6,439,166)

Balance, December 31, 2011	19,801,181	$19,801	$66,574,646	$-	$(90,831,214)	$-	$(24,236,767)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-	-

Net income through June 28, 2012	-	-	-	-	5,755,249	-	5,755,249

Shares issued for sevices and prepaid expenses	6,590,000	6,590	145,785	-	-	-	152,375

Shares issued for cash	5,000,000	5,000	245,000	-	-	-	250,000

Shares issued for Lantis/RRHI Restructure	3,000,000	3,000	297,000	-	-	-	300,000

Shares issued for equity purchase (WGB Kinsey & Co)	5,000,000	5,000	495,000	-		-	500,000

Net loss for the period June 29, 2012 through December 31, 2012	-	-	-	-	-	(199,614)	(199,614)

Balance, December 31, 2012	131,980,750	$131,981	$86,112,423	$-	$(85,075,965)	$(199,614)	$968,825

Net Income (Loss)	-	-	-	-	-	(322,464)	(322,464)

Shares issued for cash	2,505,000	2,505	137,353	80,642	-	-	220,500

Shares issued for services and prepaid expenses	1,100,000	1,100	75,900	-	-	-	77,000

Balance, March 31, 2013	135,585,750	$135,586	$86,325,676	$80,642	$(85,075,965)	$(522,078)	$943,861

Net Income (Loss)	-	-	-	-	-	(239,781)	(239,781)

Shares issued for cash	1,600,000	1,600	61,776	96,624	-	-	160,000

Shares issued for services and prepaid expenses	95,000	95	9,892	-	-	-	9,987

Balance, June 30, 2013	137,280,750	$137,281	$86,397,344	$177,266	$(85,075,965)	$(761,859)	$874,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period
			June 29, 2012
			through
	For the Six Months Ended June 30,		June 30, 2013
	2013	2012	(exploration stage)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(562,246)	$5,755,249	$(761,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount on convertible debt and debt issuance costs	-	-	-
Common Stock issues for services	86,987	-	169,337
Change in fair value of conversion option and warrant liabilities	-	(6,308,136)	-
Change in fair value of investment	199,433	-	144,158
Changes in operating assets and liabilities:
Prepaid expenses and other assets decrease (increase)	(166,310)	-	(172,696)
Accounts payable and accrued liabilities increase (decrease)	15,002	550,564	45,816
Net cash provided by operating activities	(427,134)	(2,323)	(575,244)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions of fixed assets, net of disposals	(1,045)	-	(1,045)
Net cash used in investing activities	(1,045)	-	(1,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	425,706	-	468,492
Proceeds from related parties, net of repayments	(141,294)	-	(244,865)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	360,500	-	630,500
Repayments made on note payable for Dodge Mines	(13,500)	-	(57,000)
Net cash provided by financing activities	631,412	-	797,127
Net increase (decrease) in cash and cash equivalents	203,233	(2,323)	220,838
CASH AT BEGINNING OF YEAR	17,605	2,323	-
CASH AT END OF PERIOD	$220,838	$-	$220,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$1,183	$-	$3,969
Goodwill acquired by related party payable	$-	$-	$25,000
Prepaid expenses incurred as a result of issuance of common stock	$7,000	$-	$152,000
Dodge Mines and related debt acquired from related party payable	$-	$-	$406,000
Conversion of Debt to Equity	$-	$18,447,582	$-
Common stock issued for investment in Kinsey	$-	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

 MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Organization and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The June 30, 2013 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2012 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resulting from discontinued operations and an exploration stage deficit of $761,859. The Company had no revenues as of June 30, 2013. The Company entered the exploration stage on June 29, 2012.

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

On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80.14% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 5,000,000 shares of their common stock to CCE and itself received 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55.52% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company engaged in a 1:10 reverse stock split.

Simultaneous with the reverse stock split the company was renamed Mabwe Minerals Inc. (“Mabwe” or “the Company”.) Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued one share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.  In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the condensed consolidated balance sheet at June 30, 2013.

In addition, as the result of the investment by Mabwe Minerals Inc., MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended June 30, 2013. There was no activity from December 2, 2011 through June 28, 2012 in MAB-Z, the Company’s majority-owned subsidiary.

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying condensed consolidated balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

Since the Company entered the Exploration Stage, no revenues have been recorded.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General (continued)

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of June 30, 2013 and December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method.   Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded when there is a loss as the effect is anti-dilutive.  As a result, for the three and six months ended June 30, 2013 basic and diluted earnings per share were the same.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General (continued)

Goodwill

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase it’s net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2012 management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

2	.	Related Party Loans

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from a fully-consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z, a fully-consolidated variable interest entity of the Company, a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights has a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable contra balance of $138,867 consists of Company stock issued on behalf of Raptor Resources Holdings Inc. as payment for an advisory agreement in the amount of $70,000 along with the payment of other bills on behalf of Raptor Resources Holdings Inc., consisting of mainly administrative costs and legal and accounting fees. The value of the Note Payable for the Dodge Mines at June 30, 2013 was $0, as the Company paid $57,000 during the 12 months ended June 30, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Loans Payable – Other

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with Overseas Trade and Financing Limited for an amount of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $45,166 at June 30, 2013 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $144,158 as a result of the incremental loss of Kinsey for the six months ended June 30, 2013 at 25% ownership by MAB-C.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below sets forth a summary of the fair values of the Company’s financial assets as of June 30, 2013:

	Total	Level 1	Level 2	Level 3

ASSETS:
Investment, equity method	$355,842	$-	$355,842	$-

	$355,842	$-	$355,842	$-

6.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term
60,071	$4.40	1/17/2007	7 Years
1,505,000	$0.15	3/4/2013	1 Years
1,600,000	$0.15	Apr - Jun 2013	1 Years

Total: 3,165,071

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Acquisition

Effective July 18, 2012, the Company acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

8.	Stockholders’ Equity

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended June 30, 2013, the Company issued 1,600,000 shares of stock through private placement for cash in the amount of $160,000. The stock was issued with 1,600,000 warrants which are exercisable for one year at $.15 per share. The Company also issued 25,000 shares as payment for accounting services rendered valued at $2,500 and 70,000 shares as payment for promotional services rendered valued at $7,848. The controlling interest of Raptor Resources Holdings Inc. was diluted to 65.61% based on new issuances of common stock that quarter.

During the three months ended March 31, 2013, the Company issued 1,000,000 shares for $70,000 ($.07/share) through a private placement without warrants. The Company also issued 1,000,000 shares at a value of $70,000 ($.07/share) on behalf of Raptor Resources Holdings Inc. as payment for an advisory agreement in lieu of cash. 100,000 shares were issued for public relations services to be provided over the first six months of 2013 at a value of $7,000. During this period 1,505,000 shares were issued through private placement for cash along with 1,505,000 warrants that are exercisable for one year at $.15/share. The total number of shares issued for cash for the three months ended March 31, 2013 was 2,505,000 for $220,500. The controlling interest of Raptor Resources Holdings Inc. was diluted to 66.43% based on new issuances of common stock that quarter.

During the year ended December 31, 2012, Mabwe Minerals Inc. issued the following shares: 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C (variable interest entity of Mabwe Minerals Inc.), a 25% ownership in Kinsey per the Equity Exchange Agreement;

5,000,000 shares of common stock were issued for cash of $250,000;

6,590,000 shares of common stock valued at $152,375 were issued for services rendered and to be rendered;

3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc.;

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity (continued)

During 2012, the Company executed a 1:10 reverse stock split where every ten (10) shares of stock was converted to one (1) share. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares are reflected on a post-split basis unless indicated; and

On June 28, 2012, the Company successfully amended its charter which enabled it to increase the authorized shares to 500,000,000 and then the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752 shares of the Company stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. During 2011, the Company issued 10,992,831 shares of common stock (on a post-split basis) to Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.) representing 55.52% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their stock to CCE in exchange for the conversion of their debt to common stock of the Company.

There were no shares of common stock issued during 2011.

As of August, 2, 2013, the Company has 137,370,750 shares issued and outstanding.

9.	Commitments

Letter of Credit

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment must be made between June 1, 2013 and August 31, 2013, the second shipment must be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

10.	Securitized Loans

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged as security two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan is to be paid in monthly installments beginning in December in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies are due and payable and must be repaid in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Subsequent Events

On July 3, 2013 the Company issued 90,000 shares of common stock for accounting services rendered and to be rendered throughout the balance of this calendar year.

On July 10, 2013, the registrant's 49% owned affiliate, Mabwe Minerals Zimbabwe (Private) Ltd., received an Environmental Impact Assessment Certificate ("EIA") dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining and processing of barite at Dodge Mine in Zimbabwe for Baker Hughes and several other prospective customers for high end barite.

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

On July 18, 2012 a 49% stake was purchased in Mabwe Minerals Zimbabwe (PVT) Limited in exchange for 25,000 shares of Raptor Resources Holdings Inc. (RRHI) Preferred Convertible Series B Stock. This stock is convertible into 50 shares of RRHI common stock and 25 shares of Mabwe Minerals Inc. common stock following a one year holding period.

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

On November 7, 2012 the principals of Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") received approval from the government of Zimbabwe, Africa to form a new parent holding corporation for the purpose of holding Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company is named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C is the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

Going Concern Qualification

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resultant from discontinued operations and an exploration stage deficit of $761,859. The Company has no revenues as of June 30, 2013. The Company entered the exploration stage on June 29, 2012.  In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed.  The company may in the future obtain funding through securitizations, private placement stock issuances and/or other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our condensed consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2012. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include the valuation of derivative financial instruments and stock-based compensation and the recoverability of deferred income tax assets.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

The following table sets forth selected financial data regarding our financial position and operating results for the three months and six months ended June 30, 2013 and 2012.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto beginning on page F-1 of this report.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CONTINUING OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Change ($)	Change (%)	2013	2012	Change ($)	Change (%)

REVENUE, NET	-	-	-	0%	-	-	-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	72,683	29,975	42,708	142%	164,179	29,975	134,204	448%
Research and development	48,746	-	48,746	0%	79,065	-	79,065	0%
Selling, General and administrative	74,818	3,962	70,856	1788%	113,982	4,159	109,823	2641%
Total operating expenses	196,247	33,937	162,310	478%	357,226	34,134	323,092	947%
Loss from operations	(196,247)	(33,937)	(162,310)	478%	(357,226)	(34,134)	(323,092)	947%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(4,492)	(256,065)	251,573	-98%	(5,587)	(518,753)	513,166	-99%
Gain on Investment - W.G.B. Kinsey - Equity Method	(39,042)	-	(39,042)	0%	(199,433)	-	(199,433)	0%
Change in Fair Value of Conversion option and warrant liabilities	-	5,028,882	(5,028,882)	-100%	-	6,308,136	(6,308,136)	-100%
Miscellaneous Expense	-	-	-	0%			-	0%
Total other income (expense)	(43,534)	4,772,817	(4,816,351)	-101%	(205,020)	5,789,383	(5,994,403)	-104%
Income (loss) before income taxes	(239,781)	4,738,880	(4,978,661)	-105%	(562,246)	5,755,249	(6,317,495)	-110%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	(239,781)	4,738,880	(4,978,661)	-105%	(562,246)	5,755,249	(6,317,495)	-110%

Net Revenues

 There were no net revenues from continuing operations for the three and six months ended June 30, 2013 and 2012. The Company anticipates that mining operations will commence in the third quarter of 2013.

Gross Profit

There was $0 gross profit from continuing operations for the three and six months ended June 30, 2013 and 2012.

 Operating Expenses

The increase in operating expenses in 2013 compared to the same period of 2012 was $323,092 for the six months ended June 30, 2013. The increase in operating expenses in 2013 of $162,311compared to the same period of 2012 for the three months ended June 30, 2013. The increased expenses resulted from the Company entering the exploration stage and commencing a new business line of continuing operations and breaks down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and six months ended June 30, 2013 and 2012.

Research and Development

Research and development expenses from continuing operations increased to $48,746 and $79,065 from $0 for the three and six months ended June 30, 2013. The increase was due to the Company commencing in a new line of business as an exploration company. The fees are related to new business line start-up costs involving land surveys, environmental impact studies, work plans, assay costs, inspections fees and casual labor related to the core business of industrial mineral mining.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) from continuing operations increased for the three months ended June 30, 2013 from $3,962 to $74,818. This is an increase of $70,856 over the same period in the prior year. SG&A costs increased to $113,982 from $4,159 for the six months ended June 30, 2013 over the same period in the prior year. This is an increase of $109,823. The increase was due to the Company commencing in a new line of business as an exploration company. The increased costs were mainly due to a $12,600 establishment fee on the securitized loan funding, increased travel cost due to a prepayment to a related party for travel cost in the amount of $11,228 as well as additional fees for business licenses, registration, legal and accounting fees in transition of the Company to a new line of business and the commencement of operations.

Net Other Income (Expense)

Net other expense in 2013 was $43,534 and $205,020 to the three and six months ended June 30, 2013 compared to a net other income of $4,772,817 and $5,789,383 for the same periods in 2012. This change resulted from the following:

•	For the three and six months ended June 30, 2013, the loss was primarily due to the decrease in the fair value of our investment in WGB Kinsey & Co. The net other income for the same period in 2012 was due to a beneficial Change in fair value of conversion option and warrant liabilities in the amount of $5,028,882 and $6,308,136 for the three and six months ended June 30, 2012. As June 28, 2012 all such notes and correspondent liabilities we converted to equity.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our condensed consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2012.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and our condensed consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

Since our inception, including the year ended December 31, 2012, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2012, we had a surplus in working capital of $90,976.

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loans agreement with Overseas Trade And Financing Limited for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $45,166 at June 30, 2013 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum, Extension and drawdown fees are 1% and 2% respectively.

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged as security two (2) Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan is to be paid in monthly installments beginning in December in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies are due and payable and must be repaid in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and taken out of the proceeds.

We had a cash balance of $220,838 at June 30, 2013 compared to $17,605 at December 31, 2012.

We expect to generate revenues from our mining operations late in the third quarter of 2013 and to seek financing to support our operations until revenues are generated. There is no certainty that any revenues will be generated or that we will be able to raise the necessary debt or equity financing to sustain our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer (currently the same person), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15 on the basis that we have not been funded sufficiently for us to employ an additional person to serve as our Chief Financial Officer.

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MABWE MINERALS INC.

Date August 8, 2013	By:	/s/ Al Pietrangelo
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)

