Form 10-Q
period 2013-09-30
MABWE MINERALS INC.
filed 2013-11-12
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.
(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 29, 2013, there were 140,248,392 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited) and exploration period June 29, 2012 through September 30, 2013	F-2

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited) and exploration period June 29, 2012 through September 30, 2013	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosures	8

Item 5. Other Information	8

Item 6. Exhibits	9

Signatures	10

I

 MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$125,938	$17,605
Prepaid Expenses	272,982	76,411

Total current assets	398,920	94,016

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	341,919	555,275
Mineral Rights	453,340	433,000

Total Other Assets	795,259	988,275

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total Intangible Assets	25,000	25,000

TOTAL ASSETS	$1,219,179	$1,107,291

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$205,280	$59,753
Related Party Payable (Receivable) (Net)	(86,260)	2,427
Note Payable Dodge Mines	-	13,500
Loan payable other	46,816	42,786
Liability for stock to be issued	-	20,000
Securitized Loan	439,425	-

Total current liabilities	605,261	138,466

TOTAL LIABILITIES	605,261	138,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 139,675,750 and 131,980,750 shares issued and outstanding	139,676	131,981
Additional paid-in capital	86,995,449	86,112,423
Additional paid-in capital - Warrants	177,266	-
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(85,075,965)
Deficits accumulated during the exploration stage	(1,622,508)	(199,614)

Total stockholders' equity	613,918	968,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,219,179	$1,107,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					June 29, 2012
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30, 2013
	2013	2012	2013	2012	(exploration stage)
Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$169,181	$32,075	$333,360	$62,050	$406,992
Exploration Cost	230,578	-	230,578	-	230,578
Research and development	379,861	99,219	458,926	99,219	566,962
General and administrative	49,356	20,129	163,338	24,288	233,772

Total operating expenses	828,976	151,423	1,186,202	185,557	1,438,304

Loss from Operations	(828,976)	(151,423)	(1,186,202)	(185,557)	(1,438,304)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	-
Gain (Loss) on Investment - W.G.B. Kinsey - Equity Method	(13,923)	-	(213,356)	-	(158,081)
Change in fair value of conversion option and warrant liabilities	-	-	-	6,308,136	-
Amortization of discount on convertible debt	-	-	-	-	-
Interest expense	(17,750)	(1,608)	(23,337)	(520,361)	(26,123)
Miscellaneous Expense	-	-	-	-	-

Total other income (expense)	(31,673)	(1,608)	(236,693)	5,787,775	(184,204)

Income (loss) before income taxes	(860,649)	(153,031)	(1,422,895)	5,602,218	(1,622,508)

Income tax benefit	-	-	-	-	-

NET INCOME (LOSS)	$(860,649)	$(153,031)	$(1,422,895)	$5,602,218	$(1,622,508)

Income (loss) per share - basic	$(0.01)	$(0.00)	$(0.01)	$0.10	$(0.01)

Weighted average number of shares outstanding - basic	136,333,717	119,074,174	136,240,072	53,809,390	130,552,319

Income (loss) per share - diluted	$(0.01)	$(0.00)	$(0.01)	$0.09	$(0.01)

Weighted average number of shares outstanding - diluted	168,627,566	129,467,593	168,400,436	61,924,722	157,689,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

				Additional		Defict
			Additional	Paid in		Accumulated
	Common Stock		Paid in	Capital	Accumulated	During the
	Shares	Amount	Capital	Warrants	Deficit	Exploration Stage	Total
Balance, January 1, 2011	8,808,350	$8,808	$66,585,639	-	$(84,392,048)	$-	$(17,797,601)

Shares of stock issued to Raptor Resources Holdings Incin the acquisition of 55% ownership	10,992,831	10,993	(10,993)	-	-	-	-

Net loss	-	-	-	-	(6,439,166)	-	(6,439,166)

Balance, December 31, 2011	19,801,181	$19,801	$66,574,646	$-	$(90,831,214)	$-	$(24,236,767)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-	-

Net income through June 28, 2012	-	-	-	-	5,755,249	-	5,755,249

Shares issued for sevices and prepaid expenses	6,590,000	6,590	145,785	-	-	-	152,375

Shares issued for cash	5,000,000	5,000	245,000	-	-	-	250,000

Shares issued for Lantis/RRHI Restructure	3,000,000	3,000	297,000	-	-	-	300,000

Shares issued for equity purchase (WGB Kinsey & Co)	5,000,000	5,000	495,000	-		-	500,000

Net loss for the period June 29, 2012 through December 31, 2012	-	-	-	-	-	(199,614)	(199,614)

Balance, December 31, 2012	131,980,750	$131,981	$86,112,423	$-	$(85,075,965)	$(199,614)	$968,825

Net Income (Loss)	-	-	-	-	-	(322,464)	(322,464)

Shares issued for cash	2,505,000	2,505	137,353	80,642	-	-	220,500

Shares issued for services and prepaid expenses	1,100,000	1,100	75,900	-	-	-	77,000

Balance, March 31, 2013	135,585,750	$135,586	$86,325,676	$80,642	$(85,075,965)	$(522,078)	$943,861

Net Income (Loss)	-	-	-	-	-	(239,781)	(239,781)

Shares issued for cash	1,600,000	1,600	61,776	96,624	-	-	160,000

Shares issued for services and prepaid expenses	95,000	95	9,892	-	-	-	9,987

Balance, June 30, 2013	137,280,750	$137,281	$86,397,343	$177,267	$(85,075,965)	$(761,859)	$874,067

Net Income (Loss)	-	-	-	-	-	(860,649)	(860,649)

Shares issued for cash	2,000,000	2,000	498,000	-	-	-	500,000

Shares issued for services and prepaid expenses	395,000	395	100,105	-	-	-	100,500

Balance, September 30, 2013	139,675,750	$139,676	$86,995,448	$177,267	$(85,075,965)	$(1,622,508)	$613,918

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			June 29, 2012
			through
	For the Nine Months Ended September 30,		September 30, 2013
	2013	2012	(exploration stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,422,895)	$5,602,218	$(1,622,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of discount on convertible debt and debt issuance costs	-	-	-
Common Stock issues for services	187,487	23,375	269,837
Change in fair value of conversion option and warrant liabilities	-	(6,308,136)	-
Change in fair value of investment	213,356	-	158,081
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(196,571)	(13,356)	(202,957)
Goodwill	-	(25,000)	-
Accounts payable and accrued liabilities	145,525	548,013	176,339
Net cash used in operating activities	(1,073,098)	(172,886)	(1,221,208)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions of fixed assets, net of disposals	(20,340)	-	(20,340)
Net cash provided by investing activities	(20,340)	-	(20,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	443,458	40,000	486,244
Proceeds from related parties, net of repayments	(88,687)	-	(192,258)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	860,500	250,000	1,130,500
Repayments made on note payable for Dodge Mines	(13,500)	(27,000)	(57,000)
Net cash provided by financing activities	1,201,771	263,000	1,367,486
Net increase (decrease) in cash and cash equivalents	108,333	90,114	125,938
CASH AT BEGINNING OF YEAR	17,605	2,323	-
CASH AT END OF PERIOD	$125,938	$92,437	$125,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$26,241	$1,608	$29,027
Goodwill acquired by related party payable	$-	$-	$25,000
Prepaid expenses incurred as a result of issuance of common stock	$97,500	$-	$242,500
Dodge Mines and related debt acquired from related party payable	$-	$-	$406,000
Common stock issued for investment in Kinsey	$-	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

Organization and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The September 30, 2013 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2012 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

The Company formally, on September 28, 2012, appointed Tapiwa Gurupira, a 41% stakeholder of MAB-Z, as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    General (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resulting from discontinued operations and an exploration stage deficit of $1,622,508. The Company had no revenues as of September 30, 2013. The Company entered the exploration stage on June 29, 2012.

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

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the condensed consolidated balance sheet at September 30, 2013.

In addition, as the result of the investment by Mabwe Minerals Inc., MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended September 30, 2013. There was no activity from December 2, 2011 through June 28, 2012 in MAB-Z, the Company’s majority-owned subsidiary.

Revenue Recognition
Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company will recognize revenue from sales when all contingencies contained in agreements are satisfied and risk of loss is transferred to shipper or other agent of consignee. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue in the accompanying condensed consolidated balance sheets.  Revenues and costs of revenues from contracts are recognized during the period in which the service was performed.

Since the Company entered the Exploration Stage, no revenues have been recorded.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General (continued)

Impairment or Disposal of Long-Lived Assets
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of September 30, 2013 and December 31, 2012.

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

Earnings or Loss per Common Share
Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded when there is a loss as the effect is anti-dilutive.  As a result, for the three and nine months ended September 30, 2013 basic and diluted earnings per share were the same.

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

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General (continued)

Goodwill

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2012, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

2.        Related Party Loans

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from a fully-consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z, a fully-consolidated variable interest entity of the Company, a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights has a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable contra balance of $86,260 consists of Company stock issued on behalf of Raptor Resources Holdings Inc. as payment for an advisory agreement in the amount of $70,000 along with the payment of other bills on behalf of Raptor Resources Holdings Inc., consisting of mainly administrative costs and legal and accounting fees. The value of the Note Payable for the Dodge Mines at September 30, 2013 was $0. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time. In addition, the Company has recorded a $5,000 liability due to a director of the Company for an advance made to a non-related third party under a land lease agreement.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.      Loans Payable – Other

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with Overseas Trade and Financing Limited for an amount of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees is $46,816 at September 30, 2013. Since the loan was not fully repaid within 360 days of the effective date late fees are now accruing at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

4.        Investment

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $213,356 as a result of the incremental loss of Kinsey for the nine months ended September 30, 2013 at 25% ownership by MAB-C.

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

The table below sets forth a summary of the fair values of the Company’s financial assets as of September 30, 2013:

	Total	Level 1	Level 2	Level 3
ASSETS:
Investment, equity method	$341,919	$-	$341,919	$-

	$341,919	$-	$341,919	$-

6.        Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term
60,071	$4.40	1/17/2007	7 Years
1,505,000	$0.15	3/4/2013	1 Years
1,600,000	$0.15	Apr - Jun 2013	1 Years

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

During the three months ended September 30, 2013, the Company issued 2,000,000 shares of stock through private placement for cash in the amount of $500,000. No warrants were issued with this placement. The Company also issued 305,000 shares of its common stock for services to be rendered under a one year advisory agreement with DES Consulting at a value of $91,500 ($.30/share.) The Company also issued 90,000 shares for accounting services rendered and to be rendered in 2013 at a value of $9,000 ($.10/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.49% based on new issuances of common stock that quarter.

During the three months ended June 30, 2013, the Company issued 1,600,000 shares of stock through a private placement for cash in the amount of $160,000. The stock was issued with 1,600,000 warrants which are exercisable for one year at $.15 per share. The Company also issued 25,000 shares as payment for accounting services rendered valued at $2,500 and 70,000 shares as payment for promotional services rendered valued at $7,848. The controlling interest of Raptor Resources Holdings Inc. was diluted to 65.61% based on new issuances of common stock that quarter.

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

There were no shares of common stock issued during 2011.

As of September, 30, 2013, the Company has 139,675,750 shares issued and outstanding.

9.	Commitments

Land Lease Agreement

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”).  Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims.  In consideration for those rights the Company agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by a director of the Company and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014.  The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

10.	Securitized Loans

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000.  As security under this agreement Kinsey pledged  two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000.  The loan is to be paid in monthly installments beginning in December 2013 in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies are due and payable and must be repaid in full.  The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds.  The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

11.	Subsequent Events

On October 24, 2013 the Company issued 572,642 of common stock as the result of an adjustment under an anti-dilutive provision agreement of private placement previously issued August 16, 2012 to The French Quarter Trust and The Arosa Mountain Trust.  No additional common shares will be issued as this agreement has been completely satisfied.

On October 31, 2013 Steinbock Minerals LTD issued a purchase order to Mabwe Minerals Zimbabwe (PVT) LTD for 2,000 metric tons of API crude barite ore.

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

On July 18, 2012 we acquired a 49% stake in Mabwe Minerals Zimbabwe (PVT) Limited in exchange for 25,000 shares of Raptor Resources Holdings Inc. (RRHI) Preferred Convertible Series B Stock. This stock is convertible into 50 shares of RRHI common stock and 25 shares of Mabwe Minerals Inc. common stock following a one year holding period.

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

On November 7, 2012 the principals of Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company is named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C is the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On July 31, 2013 MBMI entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”) together with its affiliate Yasheya Ltd. (“Yasheya”.)  Steinbock is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc along with it affiliate Yasheya who is engaged and specializes in the shipment of industrial minerals worldwide. Steinbock and Yasheya are granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement shall remain in effect until cancelled by either party upon intent with six months written notice.

Going Concern Qualification

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resultant from discontinued operations and an exploration stage deficit of $1,622,508. The Company has no revenues as of September 30, 2013. The Company entered the exploration stage on June 29, 2012.  In light of these factors, management believes that with the investment in Kinsey and production commencement in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The company may in the future obtain funding through securitizations, private placement stock issuances and/or other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

The following table sets forth selected financial data regarding our financial position and operating results for the three months and nine months ended September 30, 2013 and 2012.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto beginning on page F-1 of this report.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CONTINUING OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Change ($)	Change (%)	2013	2012	Change ($)	Change (%)
REVENUE, NET	-	-	-	0%	-	-	-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	169,181	32,075	137,106	427%	333,360	62,050	271,310	437%
Exploration Cost	230,578	-	230,578	0%	230,578	-	230,578	0%
Research and development	379,861	99,219	280,642	283%	458,926	99,219	359,707	363%
Selling, General and administrative	49,356	20,129	29,227	145%	163,338	24,288	139,050	573%
Total operating expenses	828,976	151,423	677,553	447%	1,186,202	185,557	1,000,645	539%
Loss from operations	(828,976)	(151,423)	(677,553)	447%	(1,186,202)	(185,557)	(1,000,645)	539%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(17,750)	(1,608)	(16,142)	1004%	(23,337)	(520,361)	497,024	-96%
Gain on Investment - W.G.B. Kinsey - Equity Method	(13,923)	-	(13,923)	0%	(213,356)	-	(213,356)	0%
Change in Fair Value of Conversion option and warrant liabilities	-	-	-	0%	-	6,308,136	(6,308,136)	-100%
Miscellaneous Expense	-	-	-	0%			-	0%
Total other income (expense)	(31,673)	(1,608)	(30,065)	1870%	(236,693)	5,787,775	(6,024,468)	-104%
Income (loss) before income taxes	(860,649)	(153,031)	(707,618)	462%	(1,422,895)	5,602,218	(7,025,113)	-125%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	(860,649)	(153,031)	(707,618)	462%	(1,422,895)	5,602,218	(7,025,113)	-125%

Net Revenues

 There were no net revenues from continuing operations for the three and nine months ended September 30, 2013 and 2012. The Company has commenced mining operations in the third quarter of 2013. The Company remains in the exploration stage and will continue until such time that it achieves significant revenue from mining operations,

Gross Profit

There was $0 gross profit from continuing operations for the three and nine months ended September 30, 2013 and 2012.

Operating Expenses

The increase in operating expenses for the nine months ended September 30, 2013 compared to the same period of 2012 was $1,000,645. The increase in operating expenses for the three months ended September 30, 2013 was $677,553 compared to the same period of 2012. The increased expenses resulted from the Company increasing operations after entering the exploration stage and commencing a new business line of continuing operations. As the Company prepares to enter the production stage costs increase as broken down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and nine months ended September 30, 2013 and 2012.

Exploration Cost

The Company commenced mining operations in the three months ended September 30, 2013 incurring extraction cost of $230,578.  These extraction costs represent costs for a partial quarter and are not necessarily representative of future periods. These quarterly costs will vary based on several factors including location of drilling, stage of drilling at a specific area as well as type, quality and accessibility of material being mined.

Research and Development

Research and development expenses from continuing operations increased to $379,861 and $458,926 from $99,219 for the three and nine months ended September 30, 2013. This increase was due to the Company preparing to enter into the production phase from the exploration stage. The costs are related to new business line start-up costs involving site preparation and development, land surveys, environmental impact studies, work plans, assay costs, sampling and related costs as well as inspections fees and casual labor related to the core business of industrial mineral mining. As well as the costs noted above the company expensed a $35,000 payment that was made in the form of 1,000,000 shares of MBMI stock as a prepayment to secure future services.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) from continuing operations increased for the three months ended September 30, 2013 from $20,129 to $49,356. This is an increase of $29,227 over the same period in the prior year. SG&A costs increased to $163,338 from $24,288 for the nine months ended September 30, 2013 over the same period in the prior year. This is an increase of $139,050.  The increase was due to the Company increasing activity as it transitions to a production stage company. The increased costs were due to significantly higher travel, meals and entertainment costs as well as increased developmental activity, financing cost, web development and other office expense.

Net Other Income (Expense)

Net other expense in 2013 was $31,673 and $236,693 to the three and nine months ended September 30, 2013 compared to a net other income of ($1,608) and $5,787,775 for the same periods in 2012. This change resulted from the following:

•
For the three and nine months ended September 30, 2013, the loss was primarily due to the decrease in the fair value of our investment in WGB Kinsey & Co.  The net other income for the same period in 2012 was due to a beneficial Change in fair value of conversion option and warrant liabilities in the amount of $0 and $6,308,136 for the three and nine months ended September 30, 2012.  As June 28, 2012 all such notes and correspondent liabilities we converted to equity.

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

Since our inception, including the year ended December 31, 2012, we have realized negligible revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of September 30, 2013 , we had a deficit in working capital of $206,341.

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loans agreement with Overseas Trade And Financing Limited for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees was $46,816 at September 30, 2013. Since the loan was not fully repaid within 360 days of the effective date late fees are now accruing at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan is to be paid in monthly installments beginning in December in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies are due and payable and must be repaid in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and taken out of the proceeds.

We had a cash balance of $125,938 at September 30, 2013 compared to $17,605 at December 31, 2012.

We expect to recognize revenues from our mining operations in the fourth quarter of 2013 as we have commenced mining operations as of September 30, 2013. We will seek financing to support our operations until we are revenue neutral as a result of continuing operations. There is no certainty that revenues will be generated sufficient to fund operations or that we will be able to raise the necessary debt or equity financing to sustain our operations.

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

Changes in Internal Control over Financial Reporting.   During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MABWE MINERALS INC.

Date November 12, 2013	By:	/s/ Al Pietrangelo
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)

