Form 10-K
period 2013-12-31
MABWE MINERALS INC.
filed 2014-03-27
CIK 1163300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

Note ☐ Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2013 (June 28, 2013) of $0.2099 per share was $9,711,389. For the purpose of this calculation, shares owned by officers, directors and 10% or more stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

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

The number of shares outstanding of registrant’s common stock, $0.001 par value per share, as of March 24, 2014 is 140,338,392.

PART I

Cautionary statement regarding forward-looking statements.

When used in this report on Form 10-K (this “Report”), the words plan, estimate, expect, believe, should, would, could, anticipate, may, forecast, project, pro forma, goal, continues, intend, seek and other expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.” We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs and failure to establish relationships with and capitalize upon access to new customers. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business.

Our Strategy

We extract and explore for non-gold industrial minerals and have as our core operations the mining and distribution of non-gold metals and minerals. As an exploration stage company, we are engaged in extraction and exploration of barite and other industrial minerals. Additionally, we will continue to search for opportunities to acquire companies involved in such activities and ancillary services through equity swap arrangements where it is mutually beneficial to do so. Through strategic relationships we have a master distributor agreement in place and network of available clients to which we can sell our product.

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

Employees

As of December 31, 2013 we had 1 full-time employee, our President and CEO, Al Pietrangelo.

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

Mabwe Minerals v Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6. The defendants have been ordered by the Court to not block the mine from access by our mine workers.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of December 31, 2013.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. We believe that this case is baseless.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of December 31, 2013.

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

	2013
Fiscal Quarter Ended	High	Low
31-Dec	$0.12	$0.072
30-Sep	$0.19	$0.1
30-Jun	$0.64	$0.1201
31-Mar	$0.3501	$0.0106

	2012
Fiscal Quarter Ended	High	Low
31-Dec	$0.2499	$0.06
30-Sep	$0.25	$0.0056
30-Jun	$0.085	$0.02
31-Mar	$0.1	$0.022

Holders

On March 3, 2014, we had 140,338,392 shares of our common stock outstanding held by 406 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or street name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not expect to pay cash dividends in the foreseeable future as management feels it is in the best interests of the shareholders to reinvest any surplus capital into the operations in order to grow the company.

Recent Sales of Unregistered Securities

On October 24, 2013 572,642 common shares were issued as an adjustment to a prior private placement which occurred in the third quarter of 2012 for The French Quarter Trust and The Arosa Mountain Trust. The additional shares were issued equally to both holders, which completely satisfied the terms of the prior sale.

This issuance were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On December 5, 2011, we entered into a Stock Purchase Agreement, dated December 2, 2011 (“Stock Purchase Agreement”), with Raptor Resources Holdings Inc. ("Raptor Resources") (RRHI:QB) (formerly Lantis Laser Inc. (LLSR.QB)) pursuant to which we agreed to issue Raptor Resources 109,928,311 shares of our common stock or 55% of our issued and outstanding shares of common stock in exchange for 5,000,000 shares of unregistered Raptor Resources common stock. All officers and directors of Raptor resigned at the time of execution of the Stock Purchase Agreement. Raptor Resources affected a 1:10 reverse stock split, received 80.14% of the fully diluted shares of Raptor's common stock on a post-split basis, changed the name of Raptor to Mabwe Minerals Inc., changed our domicile to Wyoming, had the company engage in the exploration and mining of industrial minerals and ceased any involvement with the historical business of Raptor. We are now a majority owned subsidiary of Raptor Resources. The name change to Mabwe Minerals Inc. and the 1:10 reverse split were effective on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and an additional 13,510,752 shares of Mabwe Minerals Inc. common stock on a post-split basis.

As of June 28, 2012, we transitioned to an "exploration stage company" and will accordingly report and disclose information prescribed in ASC 915 and in accordance with accounting principles generally accepted in the United States of America (“GAAP”.) Following the shift of control to Raptor Resources Holdings under the terms of the Stock Purchase Agreement the Company’s core operations the mining and distribution of non-gold metals and minerals.

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

Effective September 28, 2012, Tapiwa Gurupira, 41% stakeholder of Mabwe Minerals Zimbabwe (PVT) LTD was appointed as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C is the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On July 31, 2013 the Company entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”.) Steinbock together with its affiliate Yasheya Ltd. (“Yasheya”.)  Steinbock is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc. Steinbock and Yasheya were granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement remains in effect until cancelled by either party upon six months written notice.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

 Deferred Income Taxes

 We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income an ongoing tax planning strategies in assessing the amount needed for the valuation allowance.

Exploration Stage Company

On June 29, 2012 we entered into exploration stage activities commenced. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP). As of December 31, 2013 we have not recognized any revenue or capitalize and significant production costs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its variable interest entities (VIEs) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns. MAB-Z is and fully consolidate VIE of the Company.

Revenue Recognition and Unearned Revenue

Revenue is recognized when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Since the Company entered the Exploration Stage, no revenues have been recorded.

Inventory and Stockpile Reserves

Inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of December 31, 2013, we had approximately 4,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

 Selected Financial Data

 The following table sets forth selected financial data regarding our financial position and operating results. This data should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CONTINUING OPERATIONS

	For the Years Ended December 31,
	2013	2012	Change ($)	Change (%)
OPERATING EXPENSES
Professional, consulting and marketing fees	$442,428	$103,607	$338,821	327%
Extraction Cost	755,094	-	755,094	0%
Site Development Cost	544,034	108,038	435,996	404%
Selling, General and administrative	200,577	74,590	125,987	169%
Depreciation	66	-	66	0%
Total operating expenses	1,942,199	286,235	1,655,964	579%
Loss from operations	(1,942,199)	(286,235)	(1,655,964)	579%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(40,186)	(521,538)	481,352	-92%
Gain (loss) on Investment - W.G.B. Kinsey - Equity Method	(542,908)	55,275	(598,183)	-1082%
Change in fair value of conversion option and warrant liabilities	-	6,308,136	(6,308,136)	-100%
Total other income (expense)	(583,094)	5,841,873	(6,424,967)	-110%
Income (loss) before income taxes	(2,525,293)	5,555,638	(8,080,931)	-145%
Income tax benefit	-	-	-	0%
NET INCOME (LOSS)	$(2,525,293)	$5,555,638	$(8,080,931)	-145%

Gross Profit

 Gross profit for years ended December 31, 2013 and 2012 was $0. We are an exploration stage company and have yet to record any revenue from operations.

Operating Expenses

 The increase in operating expenses in 2013 resulted primarily because we commenced mining operations in the third quarter of this year. Results are reflective of continuing operations as a mining company having entered the exploration stage on June 29, 2012 with the focus of engaging in the mining of non-gold industrial metals. As the company entered a new line of continuing operations it has realized related expenses. This change of model resulted in significant increases of professional fees, consulting fees, extraction and site development cost and G&A.

Salary Expense

 Employee costs for the years ended December 31, 2013 and 2012 amount to $0.  The company has no employees under a salary arrangement

Liquidity and Capital Resources

Our independent registered public accounting firm with respect to our consolidated financial statements included an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2013 and 2012.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our consolidated financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2013 and 2012, we had a net loss of $2,525,293 and a net profit of $5,555,638, respectively.  The net loss realized in the most recent year was a result of a the commencement of mining operations in the third quarter of this year following the prior year net profit as a result of a gain recognized of $6,308,136 resulting from the elimination of the liability for conversion of warrants that were retired in the 1:10 reverse split effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and 13,510,752 shares of Mabwe Minerals Inc. Common Stock on a post-split basis.

Since our inception, including the year ended December 31, 2013, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2013 we had a stockholders deficit of $488,481 compared to stockholders equity of $968,825 in 2012. This reversal was primarily due to the startup costs involved in the entering the exploration stage of a new line of business compared to last year’s elimination of the liability for conversion of warrants that were retired in the 1:10 reverse split effective upon approval by FINRA on June 28, 2012. In accordance with the Stock Purchase Agreement all our former outstanding convertible notes that were acquired by California Capital Equity, LLC ("CCE"), were converted to our shares of common stock in exchange for 5,000,000 shares of Raptor Resources Common Stock prior to our 1:10 reverse split and 13,510,752 shares of Mabwe Minerals Common Stock on a post-split basis.

As of June 29, 2012 the Company entering the exploration stage thus commencing a new business line of continuing operations.

These conditions, among others, raised substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2013.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Al Pietrangelo) have concluded, based on their evaluation as of December 31, 2013, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, since we do not have separate persons performing the functions of CEO and CFO.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, there was not a change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Al Pietrangelo	56	Chief Executive Officer, President, Director and Chairman of the Board
Tapiwa Gurupira	37	Director

Al Pietrangelo (age 56), is our Chief Executive Officer, President and Chairman of the Board since December 5, 2011 pursuant to the Stock Purchase Agreement between Raptor Resources Holdings Inc.(f/k/aLantis Laser Inc.) and Raptor Network Technology, Inc. Mr. Pietrangelo is also Chief Executive Officer, President and Chairman of the Board of Raptor Resources Holdings Inc. effective May 23, 2011. Mr. Pietrangelo has served as President, CEO and Chairman of the Board of Directors of TAG Minerals Inc., an affiliate of Raptor Resources Holdings Inc. since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist Raptor in its growth and the expertise to assist it in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Tapiwa Gurupira (age 37) has served as the President of African Operations and Director since 2011. He is also a Director of TAG Minerals Inc. since 2010 and Raptor Resources Holdings Inc. since 2011. While working towards his Master’s degree he devised a way to separate dry mixtures of particles that was patented, and a company, Triboflow Separations, LLC, was formed with Mr. Gurupira serving as Chief Engineer. Through Mr. Gurupira’s efforts, Triboflow was awarded a grant of $2M under the NIST Advanced Technology Program. In 2006, Mr. Gurupira joined Breen Solutions, LLC in Pittsburgh, PA, a company specializing in equipment to monitor and regulate emissions at coal combustion power plants as Project Manager. Since returning to Zimbabwe, he has established key relationships within the mining sector and is the Managing Director of TAG Minerals Zimbabwe (Private) Limited and Director of Mabwe Minerals Zimbabwe (Private) Limited. Mr. Gurupira has a Masters of Science degree in Mechanical Engineering from the University of Kentucky.

Family Relationships

There are no family relationships among our executive officers and directors.

Board’s Role in Risk Oversight

The Board consists of two members: Al Pietrangelo and Tapiwa Gurupira, who both are both actively participating in the management of Mabwe Minerals Inc. and Mabwe Minerals Zimbabwe (PVT) LTD, respectively. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. Each committee is responsible for evaluating certain risks and overseeing the management of such.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B by describing on our Internet website, located at http://www.mabweminerals.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver and the name of the person to whom the waiver was granted.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of these reports furnished to us during 2013 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2013 were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2013 and 2012.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2013 and 2012 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2013 and 2012 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Positions	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Al Pietrangelo CEO/President	2013	$-	$-	$-	$-	$-	$-	$22,354	$22,354
Al Pietrangelo CEO/President	2012	$-	$-	$20,000	$-	$-	$-	$9,002	$29,002
Tapiwa Gurupira, President of African Operations	2013	$-	$-	$-	$-	$-	$-	$11,820	$11,820
Tapiwa Gurupira, President of African Operations	2012	$-	$-	$20,000	$-	$-	$-	$-	$20,000

(1)	These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 2 of our financial statements and related notes beginning on page F-1 of this Report.

(2)	For Al Pietrangelo costs consist of life and health insurance premiums and cost which are, for the executive officers, fully paid by the company. For Tapiwa Gurupira payments are non-structured non-recurring compensation payments.

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

Compensation of Directors

We have only two directors, one of which is a named executive officer. No compensation was paid to any director other than what is disclosed under our Summary Compensation Table, above.

Stock Option Plan

There currently are no active in-effect stock option plans.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2014, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 140,338,392 shares of common

	Number of Shares of Common Stock		Percent of Common Stock
Name of Beneficial Owner(1)	Beneficially Owned		Beneficially Owned
Raptor Resources Holdings Inc.	90,071,649	(1)	64.2%
California Capital Equity	13,510,752		9.6%
All executive officers and directors as a group (2 persons)	2,000,000	(2)	1.4%

(1)	Unless otherwise indicated, the address is c/o Mabwe Minerals Inc., 41 Howe Lane, Freehold, New Jersey 07728.

(2)	Represents 1,000,000 shares of common stock for each Al Pietrangelo and Tapiwa Gurupira.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2013.

	Number of Shares to be	Weighted Average	Number of Securities
Plan Category	Issued Upon Exercise	Exercise Price	Available for Issuance
Warrants for Services, Investors and brokers(1)	60,071	$4.40	N/A
Warrants to Investors (2)	3,105,000	$0.15	N/A

Total	3,165,071	$0.00	N/A

(1)	Warrants outstanding were issued to a broker January 17, 2007 and have expired on January 17, 2014
(2)	Warrants issued to various investors through private placement sales originally set to expire in the first and second quarters of 2014, but were subsequently extended by one year.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 independent auditing firm, KBL, LLP.

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$16,500	$16,500
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated August 23, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 22, 2003)
2.2	Amendment to Agreement and Plan of Merger dated October 15, 2003 between Pacific InterMedia, Inc., and Raptor Networks Technology, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on October 22, 2003)
3.1	Articles of Incorporation, as amended as of June 8, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.2	Articles of Amendment to Articles of Incorporation increasing Company’s authorized common stock to 75,000,000 shares, effective June 9, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 15, 2005)
3.3	Articles of Amendment to Articles of Incorporation increasing authorized common stock to 110,000,000 shares, effective May 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 5, 2006)
3.4	Articles of Amendment to Articles of Incorporation (Profit) of Raptor Networks Technology, Inc. as filed with the Colorado Secretary of State on April 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 4, 2007)
3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 333-74846, filed with the SEC on December 10, 2001)
3.6	Amendment to Bylaws – Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
3.7	Action with Respect to Bylaws certified by the Secretary of Raptor Networks Technology, Inc. on May 2, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 4, 2007)
10.1	Stock Purchase Agreement between Lantis Laser Inc. and Raptor Networks Technology, Inc. dated December 2, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 8, 2011)
10.2	First Amended and Restated 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-QSB for fiscal quarter ended June 30, 2007, filed with the SEC on August 21, 2007)
10.3	Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
10.4	Form of 2005 Stock Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-KSB for fiscal year ended December 31, 2005, filed with the SEC on April 3, 2006)
31.1[x]	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2[x]	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1[x]	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2[x]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[x] Filed herewith.
** This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2014	MABWE MINERALS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Dated: March 27, 2014	MABWE MINERALS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Financial Officer
(principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Al Pietrangelo	Director	March 27, 2014
Al Pietrangelo

Mabwe Minerals Inc.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Directors of

Mabwe Minerals, Inc.

(formerly Raptor Networks Technology, Inc.)

We have audited the accompanying consolidated balance sheets of Mabwe Minerals, Inc. (the "Company") (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2013 and 2012 and period June 29, 2012 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mabwe Minerals, Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 and period June 29, 2012 (Inception) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of exploration for barite in Zimbabwe. Due to the ongoing exploration, and lack of positive cash flow, the Company has incurred substantial losses. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP

New York, NY

March 27, 2014

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$55,653	$17,605
Prepaid expenses	232,483	76,411
Total current assets	288,136	94,016

Fixed assets, net of depreciation	5,510	-

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	12,367	555,275
Mineral rights	433,000	433,000
Total other assets	445,367	988,275

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total intangible assets	25,000	25,000
TOTAL ASSETS	$764,013	$1,107,291
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Unearned revenue	$105,000	$-
Accounts payable and accrued expenses	747,161	59,753
Related party payable (receivable) (net)	(59,667)	5,213
Note payable - Dodge Mines	-	13,500
Loan payable - related party	40,000	40,000
Liability for stock to be issued	-	20,000
Current portion of securitized loan	385,000	-

Total current liabilities	1,217,494	138,466

LONG TERM LIABILITIES
Securitized loan, net of current portion	35,000	-

Total long term liabilities	35,000	-

TOTAL LIABILITIES	1,252,494	138,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 140,248,392 and 131,980,750 shares issued and outstanding at December 31, 2013 and 2012, respectively	140,249	131,981
Additional paid-in capital	86,994,876	86,112,423
Additional paid-in capital - Warrants	177,266	-
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(85,075,965)
Deficits accumulated during the exploration stage	(2,724,907)	(199,614)

Total stockholders' equity (deficit)	(488,481)	968,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$764,013	$1,107,291

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD JUNE 29, 2012

THROUGH DECEMBER 31, 2013 (EXPLORATION STAGE)

			For the period
			June 29, 2012
	For the Years Ended		through
	Deceember 31,	Deceember 31,	December 31, 2013
	2013	2012	(exploration stage)

Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$442,428	$103,607	$516,060
Extraction cost	755,094	-	755,094
Site development cost	544,034	108,038	652,071
General and administrative	200,577	74,590	271,011
Depreciation	66	-	66

Total operating expenses	1,942,199	286,235	2,194,302

Loss from operations	(1,942,199)	(286,235)	(2,194,302)

OTHER INCOME (EXPENSE)
Gain (loss) on investment - W.G.B. Kinsey - Equity Method	(542,908)	55,275	(487,633)
Change in fair value of conversion option and warrant liabilities	-	6,308,136	-
Interest expense	(40,186)	(521,538)	(42,972)

Total other income (expense)	(583,094)	5,841,873	(530,605)

Income (loss) before income taxes	(2,525,293)	5,555,638	(2,724,907)

Provision for income taxes	-	-	-

Net income (loss)	$(2,525,293)	$5,555,638	$(2,724,907)

Income (loss) per share - basic	$(0.02)	$0.08	$(0.02)

Weighted average number of shares outstanding - basic	137,214,303	72,463,024	132,147,360

Income (loss) per share - diluted	$(0.02)	$0.06	$(0.02)

Weighted average number of shares outstanding - diluted	170,018,594	85,487,553	160,550,154

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD JUNE 29, 2012 THROUGH DECEMBER 31, 2013 (EXPLORATION STAGE)

				Additional		Defict
			Additional	Paid in		Accumulated
	Common Stock		Paid in	Capital -	Accumulated	During the
	Shares	Amount	Capital	Warrants	Deficit	Exploration Stage	Total

Balance, January 1, 2012	19,801,181	$19,801	$66,574,646	$-	$(90,831,214)	$-	$(24,236,767)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-	-

Net income through June 28, 2012	-	-	-	-	5,755,249	-	5,755,249

Shares issued for sevices and prepaid expenses	6,590,000	6,590	145,785	-	-	-	152,375

Shares issued for cash	5,000,000	5,000	245,000	-	-	-	250,000

Shares issued for Lantis/RRHI Restructure	3,000,000	3,000	297,000	-	-	-	300,000

Shares issued for equity purchase (WGB Kinsey & Co)	5,000,000	5,000	495,000	-		-	500,000

Net loss for the period June 29, 2012 through December 31, 2012	-	-	-	-	-	(199,614)	(199,614)

Balance, December 31, 2012	131,980,750	131,981	86,112,423	-	(85,075,965)	(199,614)	968,825

Net loss for the year	-	-	-	-	-	(2,525,293)	(2,525,293)

Shares issued for cash	6,677,642	6,678	696,556	177,266	-	-	880,500

Shares issued for services and prepaid expenses	1,590,000	1,590	185,897	-	-	-	187,487

Balance, December 31, 2013	140,248,392	$140,249	$86,994,876	$177,266	$(85,075,965)	$(2,724,907)	$(488,481)

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC.

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD JUNE 29, 2012 THROUGH DECEMBER 31, 2013 (EXPLORATION STAGE)

			For the period
			June 29, 2012
			through
	For the Years Ended December 31,		December 31, 2013
	2013	2012	(exploration stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,525,293)	$5,555,638	$(2,724,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	66	-	66
Common stock issues for services	187,487	82,350	269,837
Change in fair value of conversion option and warrant liabilities	-	(6,308,136)	-
Change in fair value of investment	542,908	(55,275)	487,633
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(156,072)	(6,386)	(162,457)
Unearned Revenue	105,000	-	105,000
Accounts payable and accrued liabilities	692,649	584,164	723,463
Net cash used in operating activities	(1,153,255)	(147,645)	(1,301,365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(5,577)	-	(5,577)
Net cash used in investing activities	(5,577)	-	(5,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	420,000	40,000	462,786
Proceeds from related parties, net of repayments	(70,120)	(103,573)	(173,691)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	860,500	270,000	1,130,500
Repayments made on note payable for Dodge Mines	(13,500)	(43,500)	(57,000)
Net cash provided by financing activities	1,196,880	162,927	1,362,595
Net increase in cash and cash equivalents	38,048	15,282	55,653
CASH AT BEGINNING OF YEAR	17,605	2,323	-
CASH AT END OF YEAR	$55,653	$17,605	$55,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable added to principal balance	$43,551	$2,786	$46,337
Goodwill acquired by related party payable	$-	$25,000	$25,000
Prepaid expenses incurred as a result of issuance of common stock	$71,625	$145,000	$216,625
Dodge Mines and related debt acquired from related party payable	$-	$406,000	$406,000
Common stock issued for investment in Kinsey	$-	$500,000	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

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

In September 2008, the Company shifted its principal operating model from product sales to licensing enabling a reduction in headcount, footprint and infrastructure that reduced operating expense run rates substantially.  This shift in business model was not successful as the Company had not generated any revenues from licensing agreements until July 5, 2011, at which time the Company entered into an agreement with California Capital Equity, LLC (“CCE”) granting CCE an exclusive license (even as to the Company) leaving the Company without any continuing rights in or to its intellectual property.  In addition, on August 1, 2011, all of the Company’s remaining assets were sold during a public foreclosure sale.  For further details on these transactions, see the disclosures in the Forms 8-K filed by the Company on July 11, 2011 and August 4, 2011.  As a result of the above transactions, the Company classified all of its operations as discontinued operations, except certain general and administrative expenses related to the public shell company, such as EDGAR fees, audit fees and legal expenses related to review of public filings and amounts related to the Company’s convertible debt.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

All of our convertible notes payable have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company was seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with an interested party for a possible merger.  This transaction was completed in December 2011, when Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) acquired an 80.14% controlling equity stake in the Company. In addition to Raptor Resources Holdings Inc. issuing 5 million shares of their common stock to CCE, they were issued 109,928,311 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares, and then issued an additional, 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752 shares of stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company then engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

Presentation as a Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has a loss from operations of $1,942,199 and $286,235 for the years ended December 31, 2013 and 2012, respectively.  The Company also has an accumulated deficit of $87,800,872 and a working capital deficit of $929,358 at December 31, 2013 and $85,275,579 and $44,450 at December 31, 2012.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies

Being an exploration stage company, we have thus far classified all of the expenses associated with extraction as period expenses. The Company believes that until we realize positive operational cash flow and enter the production stage that this expenditure may never be monetized by way of sale of extraction of mined minerals. The Company has yet to realize its first shipment of barite and to date has incurred significant cost relative to a startup mining company. Additionally, the incremental expense of either hiring an additional staff member or contracting with an outside party to have our lots certified and qualified in lots and specific grades of materials would be significant and cost prohibitive. No one in the Company draws a regular salary and the Company is not in the position to bring on a staff member or incur the expense of routinely contracting with a qualified geologist or an otherwise expert in the field of classification and certification of barite as related to certain grades of qualities. Overall capital investment to this point has been substantial and until we are producing positive operational cash flow it is the intent of management to minimize cash outflow to only critical expenditures.

Additionally, the grade of mineral that we currently have stockpiled is not the desired grade of Steinbock, our master distributer and though we believe that the mineral in its current form to be a saleable grade of the commodity we neither have the current capacity to further refine the mineral to an acceptable grade nor the ability to find another buyer for the material.

The items discussed above raise substantial doubt about the Company's ability to continue as a going concern.  In light of these factors, management believes that with the investment in Kinsey, the fact that we have now began mining operations at Dodge Mines and we have received two purchase orders from our master distributer Steinbock, the Company is well positioned to succeed.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Exploration Stage Company

As of June 29, 2012 the Company moved from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was FINRA deemed effective June 28, 2012 and exploration stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP).

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its variable interest entities (VIEs) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at December 31, 2013.

The initial transaction is recorded at cost.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made by management include the recoverability of long-lived assets, the valuation of stock-based compensation and the valuation allowance of the deferred tax asset.  Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives as follows:  computer equipment, furniture and fixtures and testing equipment are depreciated over three years and office equipment is depreciated over five years.  Scientific and measurement equipment is recorded with a useful life of seven years. Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Unearned Revenue

As an Exploration Stage company, the Company has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by the Company. This delay is due to the Company’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock is to pay half of the face value upon delivery of the invoice. As of December 31, 2013, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the initial 2,000 tons of minerals are delivered to the buyer. The second purchase order requires the Company to successfully produce the ordered quantity of an additional 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira.

Inventory

Inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

In-process Inventories - In-process inventories represent mineralized materials that are currently in the process of being converted to a certifiable lot of saleable product through the extraction and/or refinement process. The value of in-process material is measured based on assays of the material fed into the process and the projected recoveries of material.  In-process inventories are valued at the average cost of the material extracted along with all other necessary cost to feed into the process attributable to the source material coming from the mines and/or stockpiles plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventories - Finished goods inventories include minerals that are certified in quantifiable lots that require no further processing or capital expenditure other than loading and transport related activities from to transfer title or complete the earnings cycle. These minerals are valued per lot at the average cost of their production.

Stockpile reserves

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of December 31, 2013, we had approximately 4,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Stockpile reserves(continued)

The Company is extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor we are actively in the process of trying to obtain necessary equipment whereby we may further refine the mineral to be able to attain and sell chemical grade barite. The additional process crushes and sifts the extracted barite and allows for the removal of silica. The added step involves the process of jigging which separates particles in the raw barite based on specific gravity. This additional step in the process involves a large outlay of capital to acquire additional machinery to further refine our extraction and sift out unwanted minerals.

Site Development Cost

Site development costs consist of labor, surveying, mapping, engineering, other site development and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

Extraction Cost

Extraction costs consist of the direct expenses of mineral removal from the established site. These costs include drilling, blasting, the loading, hauling and management of stockpiles and waste by-product, mineral refinement and excavation. These direct costs are directly associated with the production of saleable material and the increase of stockpile reserves.

Compensated Absences

The Company does not currently have a policy concerning due to the fact that full time employee exist under a time based compensation agreement.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of December 31, 2013 and 2012.

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

(AN EXPLORATION STAGE COMPANY)

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2012 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

There was no stock based compensation recognized for the years ended December 31, 2013 and 2012, respectively. The only common stock equivalents issued by the Company in 2013 were warrants issued with common stock in an equity financing. The warrants have equity classification.

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded as their effect is anti-dilutive.  For the year ended December 31, 2013 basic and diluted earnings per share were the same as in 2013 as the Company has a loss.

Goodwill

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2013, management has determined that there is no need to adjust for impairment.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.     Related Party Transactions

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from a fully-consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z, a fully-consolidated variable interest entity of the Company, which is a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights has a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable contra balance of $59,667 consists chiefly of legal, accounting and other administrative charges paid by the Company on behalf of Raptor Resources Holdings Inc. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0. Included in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2013, and determined that no impairment adjustment was necessary at this time. In addition, the Company has recorded a $5,000 liability due to an officer of the Company for an advance made to a non-related third party under a land lease agreement.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Related Party Transactions  (Continued)

On November 27, 2013 the Company paid $30,000 as a year-end bonus to Lion Capital Group LLC (“LION”), a Wyoming LLC. Lion is equally owned by Tapiwa Gurupira, Al Pietrangelo, Dean Harrison and J. Louis Schlegel IV all of whom are directors and or officers of the Company.

Effective July 19, 2013 majority owner Raptor Resources Holdings Inc. issued 75,000 Preferred Series B to LION. This was awarded for the milestone achievement of obtaining the EIA license which provided for the commencement of mining operations at Dodge Mines.

4.     Loan Payable – Related Party

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026 of accrued interest which is included in accounts payable and accrued expenses) is due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place. The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that they are in default of the loan.

5.	Investment

On October 29, 2012, the Company, MAB-C, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Originally, under the contract should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company would have issued additional shares of common stock to achieve that value for Kinsey. The Equity Exchange Agreement was later revised on December 5, 2013 to exclude this provision of the issuance of the additional shares. The common shares issued have been initially valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share.

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $542,908 to $12,367 as a result of the incremental loss of Kinsey for the year ended December 31, 2013 at 25% ownership by MAB-C.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below sets forth a summary of the fair values of the Company’s financial assets as of December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
2013
ASSETS:
Investment-Equity Method	12,367	-	12,367	-

TOTAL:	12,367	-	12,367	-

LIABILITIES:
Securitized Loans	420,000	-	-	420,000
Loan Payable -Related Party	40,000	-	-	40,000

Total	460,000	-	-	460,000

2012
ASSETS:
Investment-Equity Method	555,275	-	555,275	-

Total	555,275	-	555,275	-

LIABILITIES:
Loan Payable Related Party	40,000	-	-	40,000

Total	40,000	-	-	40,000

7.	Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term
60,071	$4.40	1/17/2007	7 Years
1,505,000	$0.15	Feb - Mar 2013	1 Years
1,600,000	$0.15	Apr - Jun 2013	1 Years

Total:
3,165,071

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Acquisition

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

9.	Mining rights

As of December 31, 2013 and 2012, the Company had the following in mining rights:

	2013	2012
Dodge Mines	$433,000	$433,000

Total Mining Rights	$433,000	$433,000

10.  Stockholders’ Equity (Deficit)

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the year ended December 31, 2013, the Company issued 6,677,642 shares of stock through private placement for cash in the amount of $880,500. 3,105,000 warrants were issued with these placements, exercisable for 1 year at a price of $.15 per share. The Company also issued 1,590,000 shares of its common stock for accounting, promotional and public relation services rendered and to be rendered at a value of $187,487. The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.22% based on new issuances of common stock that year.

During the year ended December 31, 2012, the Company issued: 5,000,000 shares of common stock through private placement for cash in the amount of $250,000; 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C, a 25% ownership in Kinsey per the Equity Exchange Agreement; 6,590,000 shares of common stock valued at $152,375 for services rendered and to be rendered; and 3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc. The controlling interest percentage of Raptor Resources Holdings Inc, was 68.25%.

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

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Stockholders’ Equity (Deficit)

On June 28, 2012, the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752 shares of stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. During 2011, the Company issued 10,992,831 shares of common stock (on a post-split basis) to Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.) representing 55% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their stock to CCE in exchange for the conversion of their debt to common stock of the Company. Upon the Company’s successful amendment to their charter which enabled them to increase the authorized shares to 500,000,000 and also issue CCE an additional 13,510,752 shares of the Company’s stock.

As of December 31, 2013, the Company has 140,248,392 shares issued and outstanding.

11.    Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at December 31:

	2013	2012
Deferred tax assets:
Non-benefited tax losses and credits	28,412,500	27,738,000
Total deferred tax assets	28,412,500	27,738,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	28,412,500	27,738,000
Valuation allowance	(28,412,500)	(27,738,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $46,870,000 and $47,040,000, respectively expiring between 2026 and 2033, respectively.

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

At December 31, 2013 and 2012, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes (Continued)

The Company files income tax returns in U.S. federal and various state jurisdictions.  The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2010.  The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

12.    Commitments

Current Litigation

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Mabwe Minerals v Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6. The defendants have been ordered by the Court to not block the mine from access by our mine workers.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of December 31, 2013.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. We believe that this case is baseless.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of December 31, 2013.

Land Lease Agreement

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights the Company agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of the Company and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.

MABWE MINERALS INC. AND SUBSIDIARY

(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Commitments (Continued)

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

13.	Securitized Loans

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan originally was to be paid in monthly installments commencing in December 2013 in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies were due and payable in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015. At December 31, 2013 this loan had a balance of $455,425 (accrued interest of $35,425).

As of December 31, 2013, the current portion of this loan is $385,000 and the long-term portion is $35,000. The accrued interest is included in accounts payable and accrued expenses.

14.    Subsequent Events

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

On February 6, 2014, MBMI issued 90,000 shares for accounting services to be rendered throughout 2014 at a value of $6,300 or $.07 per share.

On February 5, 2014, MBMI extended the expiration date of the 3,105,000 warrants issued in the first and second quarters of 2013 to expire February-March and April-June 2015.

On March 3, 2014, MAB-Z registered an offshore loan with the CABS bank from TAG Minerals Inc. a wholly owned subsidiary of Raptor Resources Holdings Inc., majority owner of Mabwe Minerals Inc., in the amount of $414,000.

