Form 10-Q
period 2014-03-31
MABWE MINERALS INC.
filed 2014-05-15
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.
(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Howe Lane
Freehold N.J. 07728
(Address of Principal Executive Offices)

(732) 252-5146
(registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] ( Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

As of May 9, 2014, there were 140,338,392 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited) and exploration period June 29, 2012 through March 31, 2014	F-2

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited) and exploration period June 29, 2012 through March 31, 2014	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Mine Safety Disclosures	9

Item 5. Other Information	9

Item 6. Exhibits	10

Signatures	11

-i-

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$21,197	$55,653
Prepaid expenses	255,300	232,483

Total current assets	276,497	288,136

Fixed assets, net of depreciation	5,311	5,510

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	-	12,367
Mineral rights	433,000	433,000

Total Other Assets	433,000	445,367

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total Intangible Assets	25,000	25,000

TOTAL ASSETS	$739,808	$764,013

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Unearned revenue	$105,000	$105,000
Accounts payable and accrued expenses	585,672	747,161
Related Party Payable (Receivable) (Net)	399,477	(59,667)
Loan payable - related party	40,000	40,000
Current portion of securitized loan - current	385,000	385,000

Total current liabilities	1,515,149	1,217,494

LONG TERM LIABILITIES
Securitized Loan - Long Term	-	35,000

Total long term liabilities	-	35,000

TOTAL LIABILITIES	1,515,149	1,252,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 140,338,392 and 140,248,392 shares issued and outstanding	140,339	140,249
Additional paid-in capital	87,001,086	86,994,876
Additional paid-in capital - Warrants	177,266	177,266
Accumulated deficit (PRIOR to exploration stage)	(85,075,965)	(85,075,965)
Deficits accumulated during the exploration stage	(3,018,067)	(2,724,907)

Total stockholders' (deficit)	(775,341)	(488,481)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$739,808	$764,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
			For the period
			June 29, 2012
	For the Three Months Ended		through March 31, 2014
	March 31, 2014	March 31, 2013	(exploration stage)
Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$78,524	$91,496	$594,584
Extraction cost	130,738	-	885,832
Site development cost	16,996	30,319	669,067
General and administrative	39,226	39,164	310,237
Depreciation	199	-	265

Total operating expenses	265,683	160,979	2,459,985

Loss from operations	(265,683)	(160,979)	(2,459,985)

OTHER (EXPENSE)
Interest income	-	-	-
(Loss) on Investment - W.G.B. Kinsey - Equity Method	(12,367)	(160,391)	(500,000)
Change in fair value of conversion option and warrant liabilities	-	-	-
Interest expense	(15,110)	(1,095)	(58,082)

Total other (expense)	(27,477)	(161,486)	(558,082)

Loss before income taxes	(293,160)	(322,465)	(3,018,067)

Income tax benefit	-	-	-

NET LOSS	$(293,160)	$(322,465)	$(3,018,067)

Loss per share - basic	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - basic	140,302,391	133,745,638	97,832,194

Loss per share - diluted	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - diluted	174,968,070	163,893,375	127,114,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid in	Additional Paid in Capital	Accumulated	Defict Accumulated During the Exploration
	Shares	Amount	Capital	Warrants	Deficit	Stage	Total

Balance, January 1, 2011	8,808,350	$8,808	$66,585,639	-	$(84,392,048)	$-	$(17,797,601)

Shares of stock issued to Raptor Resources Holdings Inc in the acquisition of 55% ownership	10,992,831	10,993	(10,993)	-	-	-	-

Net loss	-	-	-	-	(6,439,166)	-	(6,439,166)

Balance, December 31, 2011	19,801,181	$19,801	$66,574,646	$-	$(90,831,214)	$-	$(24,236,767)

Conversion of convertible notes, warrants and derivative liability to common shares	13,510,752	13,511	18,434,071	-	-	-	18,447,582

Shares issued to RRHI for investment	79,078,817	79,079	(79,079)	-	-	-	-

Net income through June 28, 2012	-	-	-	-	5,755,249	-	5,755,249

Shares issued for sevices and prepaid expenses	6,590,000	6,590	145,785	-	-	-	152,375

Shares issued for cash	5,000,000	5,000	245,000	-	-	-	250,000

Shares issued for Lantis/RRHI Restructure	3,000,000	3,000	297,000	-	-	-	300,000

Shares issued for equity purchase (WGB Kinsey & Co)	5,000,000	5,000	495,000	-		-	500,000

Net loss for the period June 29, 2012 through December 31, 2012	-	-	-	-	-	(199,614)	(199,614)

Balance, December 31, 2012	131,980,750	$131,981	$86,112,423	$-	$(85,075,965)	$(199,614)	$968,825

Net Income (Loss)	-	-	-	-	-	(2,525,293)	(2,525,293)

Shares issued for cash	6,677,642	6,678	696,556	177,266	-	-	880,500

Shares issued for services and prepaid expenses	1,590,000	1,590	185,897	-	-	-	187,487

Balance, December 31, 2013	140,248,392	$140,249	$86,994,876	$177,266	$(85,075,965)	$(2,724,907)	$(488,481)

Net loss through March 31, 2014	-	-	-	-	-	$(293,160)	(293,160)

Shares issued for services and prepaid expenses	90,000	90	6,210				6,300

Balance, March 31, 2014	140,338,392	$140,339	$87,001,086	$177,266	$(85,075,965)	$(3,018,067)	$(775,341)
	-	-	-	-	-	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			June 29, 2012
			through
	For the Three Months Ended March 31,		March 31, 2014(exploration
	2014	2013	stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,160)	$(322,465)	$(3,018,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199	-	265
Common stock issues for services	6,300	77,000	276,137
Change in fair value of conversion option and warrant liabilities	-	-	-
Change in fair value of investment	12,367	160,391	500,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(22,817)	19,000	(185,274)
Goodwill	-	-	-
Unearned revenue	-	-	105,000
Accounts payable and accrued liabilities	(196,489)	2,704	526,974
Net cash used in operating activities	(493,600)	(63,370)	(1,794,965)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions of fixed assets, net of disposals	-	-	(5,577)
Net cash used in investing activities	-	-	(5,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,183	462,786
Proceeds from related parties, net of repayments	459,144	(112,757)	285,453
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	-	210,500	1,130,500
Repayments made on note payable for Dodge Mines	-	(8,500)	(57,000)
Net cash provided by financing activities	459,144	90,426	1,821,739
Net increase (decrease) in cash and cash equivalents	(34,456)	27,056	21,197
CASH - BEGINNING OF PERIOD	55,653	17,605	-
CASH - END OF PERIOD	$21,197	$44,661	$21,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$57,613	$-	$57,613
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$(1,455)	$1,183	$44,882
Goodwill acquired by related party payable	$-	$-	$25,000
Prepaid expenses incurred as a result of issuance of common stock	$6,300	$7,000	$222,925
Dodge Mines and related debt acquired from related party payable	$-	$-	$406,000
Common stock issued for investment in Kinsey	$-	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  General

Organization and Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The March 31, 2014 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2013.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2013 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

On July 31, 2013 the Company entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”).  Steinbock, together with its affiliate Yasheya Ltd. (“Yasheya”) is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc. Steinbock and Yasheya were granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement remains in effect until cancelled by either party upon six months written notice.

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  General (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resulting from discontinued operations and an exploration stage deficit of $3,018,067. The Company had no revenues as of March 31, 2014. The Company entered the exploration stage on June 29, 2012.

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

Simultaneous with the reverse stock split the company was renamed Mabwe Minerals Inc. (“Mabwe” or the “Company”.) Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued one share of Mabwe for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

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
(UNAUDITED)

1.  General (continued)

Going Concern (Continued)

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

2.  Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Exploration Stage Company

As of June 29, 2012 the Company moved from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was deemed effective by FINRA June 28, 2012 and exploration stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP.)

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

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Principles of Consolidation(Continued)

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the condensed consolidated balance sheet at March 31, 2014.

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

In addition, as the result of the investment by Mabwe Minerals Inc., MAB-C is the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

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
(UNAUDITED)

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

Unearned Revenue
As an Exploration Stage company, the Company has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by the Company. This delay is due to the Company’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock is to pay half of the face value upon delivery of the invoice. As of March 31, 2014, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the initial 2,000 tons of minerals are delivered to the buyer. The second purchase order requires the Company to successfully produce the ordered quantity of an additional 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira.

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

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Stockpile reserves

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of March 31, 2014, we had approximately 4,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of March 31, 2014 and December 31, 2013.

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

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

The Company records a valuation allowance based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In determining the possible realization of deferred tax assets, the Company considers future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

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

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded when there is a loss as the effect is anti-dilutive.  As a result, for the three months ended March 31, 2014 basic and diluted earnings per share were the same.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2011 to 2013 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

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

There was no stock based compensation recognized for the three months ended March 31, 2014 and 2013, respectively. The only common stock equivalents issued by the Company in 2013 were warrants issued with common stock in an equity financing. The warrants have equity classification.

Goodwill

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At March 31, 2014, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

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
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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

3.  Related Party Transactions

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from a fully-consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z, a fully-consolidated variable interest entity of the Company, which is a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights has a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable contra balance of $59,667 consists chiefly of legal, accounting and other administrative charges paid by the Company on behalf of Raptor Resources Holdings Inc. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0. Included in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at March 31, 2014 and December 31, 2013, and determined that no impairment adjustment was necessary at this time. In addition, the Company has recorded a $5,000 liability due to an officer of the Company for an advance made to a non-related third party under a land lease agreement.

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

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Loans Payable – Related Party

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $46,570 ($6,570 of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place.  The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that they are in default of the loan.

On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days.

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $12,367 to $0 as a result of the incremental loss of Kinsey for the three months ended March 31, 2014 at 25% ownership by MAB-C.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2014:

	Total	Level 1	Level 2	Level 3
2014
ASSETS:
Investment-Equity Method	-	-	-	-

TOTAL:	-	-	-	-

LIABILITIES:
Securitized Loans	385,000	-	-	385,000
Loan Payable -Related Party	40,000	-	-	40,000

Total	425,000	-	-	425,000

7.  Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term
1,505,000	$0.15	Feb - Mar 2013	2 Years
1,600,000	$0.15	Apr - May 2013	2 Years

Total: 3,105,000

On February 5, 2014, MBMI extended the expiration date of the 3,105,000 warrants issued in the first and second quarters of 2013 to expire February-March and April-May 2015.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Acquisition

Effective July 18, 2012, the Company acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	$25,000

Purchase Price	$25,000

9.  Mining Rights

As of March 31, 2014 and December 31, 2013, the Company had the following in Mining Rights:

	March 31, 2014	December 31, 2013
Dodge Mines
	$433,000	$433,000

Total Mining Rights	$433,000	$433,000

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

10.  Stockholders’ Equity

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended March 31, 2014, the Company issued 90,000 shares of common stock for services to be rendered at a value of $6,300 ($.07/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.18% based on new issuances of common stock that quarter.

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
(UNAUDITED)

10.  Stockholders’ Equity (continued)

6,590,000 shares of common stock valued at $152,375 were issued for services rendered and to be rendered;

3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc.;

During 2012, the Company executed a 1:10 reverse stock split where every ten (10) shares of stock were converted to one (1) share. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares are reflected on a post-split basis unless indicated; and

On June 28, 2012, the Company successfully amended its charter which enabled it to increase the authorized shares to 500,000,000 and then the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752shares of the Company stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. During 2011, the Company issued 10,992,831 shares of common stock (on a post-split basis) to Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.) representing 55.52% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their stock to CCE in exchange for the conversion of their debt to common stock of the Company.
There were no shares of common stock issued during 2011.

As of March, 31, 2014, the Company has 140,338,392 shares issued and outstanding.

11.  Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Non-benefited tax losses and credits	28,505,772	28,412,500
Total deferred tax assets	28,505,772	28,412,500
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	28,505,772	28,412,500
Valuation allowance	(28,505,772)	(28,412,500)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $45,723,160 and $45,430,000, respectively expiring between 2033 and 2026, respectively for March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2011. The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of March 31, 2014.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. On April 9, 2014 Mr. Gurupira was acquitted of this charge.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of March 31, 2014.

Land Lease Agreement

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessed surface rights to the property on which the claims were located under this agreement and conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights the Company agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of the Company and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.

MABWE MINERALS INC. AND SUBSIDIARY
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

13.  Securitized Loan

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

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.  At March 31, 2014 this loan had a balance of $385,000.

As of March 31, 2014, the entire amount is reflected in current liabilities. The Company has expensed $52,138 in interest expense on this loan including $16,613 in the three months ended March 31, 2014. The Company paid $57,613 in interest during the three months ended March 31, 2014, leaving a prepaid interest of $5,475 which is included in prepaid expenses.

14.  Subsequent Events

On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the principal amount of $40,000 with interest of 8% per annum due in 360 days.

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

    On July 31, 2013 the Company entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”).  Steinbock, together with its affiliate Yasheya Ltd. (“Yasheya”), is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc. Steinbock and Yasheya were granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement remains in effect until cancelled by either party upon six months written notice.

    On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

Going Concern Qualification

    The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $85,075,965 resultant from discontinued operations and an exploration stage deficit of $3,018,067. The Company has no revenues as of March 31, 2014. The Company entered the exploration stage on June 29, 2012.  In light of these factors, management believes that with the investment in Kinsey and production commencement in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The Company may in the future obtain funding through securitizations, private placement stock issuances and/or other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

    These conditions, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our condensed consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2013. The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

    Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The significant accounting policies that are believed to be the most critical to aid in fully understanding and evaluating the reported financial results include the valuation of derivative financial instruments and stock-based compensation and the recoverability of deferred income tax assets.

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

Exploration Stage Company

    As of June 29, 2012 the Company moved from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was deemed effective June 28, 2012, by FINRA and exploration stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP.)

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

    The following table sets forth selected financial data regarding our financial position and operating results for the three months ended March 31, 2014 and 2013.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

MABWE MINERALS INC.
(FORMERLY RAPTOR NETWORKS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31,
	2014	2013	Change ($)	Change (%)

REVENUE, NET	-	-	-	0%
COST OF SALES	-	-	-	0%
GROSS PROFIT	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%
Professional, consulting and marketing fees	78,524	91,496	(12,972)	-14%
Extraction Cost	130,738	-	130,738	0%
Site Development Cost	16,996	30,319	(13,323)	-44%
Selling, General and administrative	39,226	39,164	62	0%
Depreciation	199	-	199	0%
Total operating expenses	265,683	160,979	104,704	65%
Loss from operations	(265,683)	(160,979)	(104,704)	65%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(15,110)	(1,095)	(14,015)	1280%
Gain on Investment - W.G.B. Kinsey - Equity Method	(12,367)	(160,391)	148,024	-92%
Total other income (expense)	(27,477)	(161,486)	134,009	-83%
Income (loss) before income taxes	(293,160)	(322,465)	29,305	-9%
Income tax benefit	-	-	-	0%
NET INCOME (LOSS)	(293,160)	(322,465)	29,305	-9%

NetRevenues

    There were no revenues from operations for the three ended March 31, 2014 and 2013. The Company has commenced mining operations in the third quarter of 2013. The Company remains in the exploration stage and will continue until such time that it achieves significant revenue from mining operations,

Gross Profit

    There was no gross profit from operations for the three months ended March 31, 2014 and 2013.

Operating Expenses

    The increase in operating expenses for the three months ended March 31, 2014 compared to the same period of 2012 was $104,704. The increased expense resulted from the Company increasing operations specifically related to the extraction of minerals after entering the exploration stage. As the Company prepares to enter the production stage costs increase as broken down as follows:

Salary Expenses

    There were no salary and salary-related expenses from continuing operations for the three months ended March 31, 2014 and 2013.

Extraction Cost

    The Company incurred extraction costs of $130,738 in the three months ended March 31, 2014 versus $0 for the same period last year due to the fact the Company was not yet in production.  These extraction costs represent costs for this and are not necessarily representative of future periods. These quarterly costs will vary based on several factors including location of drilling, stage of drilling at a specific area as well as type, quality and accessibility of material being mined.

Site Development Cost

    Site development expenses from continuing operations decreased to $16,996 from $30,319 for the three and months ended March 31, 2014. This decrease was due to the Company preparation substantially complete for the current location of extraction. The costs are related to new business line start-up costs involving site preparation and development, land surveys, environmental impact studies, work plans, assay costs, sampling and related costs as well as inspections fees and casual labor related to the core business of industrial mineral mining. These quarterly costs will vary based on several factors including the Company’s desire to from time to time explore, map, extract samples or engage in extraction activities from alternate locations.

Selling, General and Administrative

    Selling, general and administrative expenses (SG&A) from operations was virtually flat for the three months ended March 31, 2014 from $39,226 compared to $39,164 for the same period last year.  The costs were related to travel, meals and entertainment costs associated with production activity, financing cost, web development and other office expense as well as advances to principal that have been recorded as other compensation.

Net Other Income (Expense)

    Net other expense in 2014 was $27,477 for the three ended March 31, 2014 compared to a net other income of $161,486 for the same periods in 2013. This change resulted from the following:

■
For the three months ended March 31, 2014, the loss was primarily due to the decrease in the fair value of our investment in WGB Kinsey & Co as well as increased interest expense due to securitized loan from CBZ Bank.   The net other income for the same period in 2013 was largely due to the decrease in the fair value of our investment in WGB Kinsey & Co.

Liquidity and Capital Resources

    Our independent registered public accounting firm has qualified their opinion with respect to our condensed consolidated financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2013.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and our condensed consolidated financial statements and related notes included in this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of our Form 10-K for the year ended December 31, 2013 this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

    Since our inception we have realized no revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of March 31, 2014, we had a deficit in working capital of $1,238,652.

    Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $46,570 ($6,570 of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013.  Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place. The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that they are in default of the loan.

    On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days.

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

    This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.  At March 31, 2014 this loan had a balance of $385,000.

    We had a cash balance of $21,197 at March 31, 2014 compared to $55,563 at December 31, 2013.

    Our cash used in operating activities increased to $493,600 for the three months ended March 31, 2014 from $63,370 for the same period in 2013. The major variances related to the increase in cash used in operating activities are: $196,489 decrease in accounts payable in 2014 compared to an increase of $2,704 in 2013; a $12,367 fair value adjustment in 2014 compared to $160,391 in 2013; and due to an add back of $6,300 in common shares issued for services in 2014 compared to $77,000 in 2013.

    We had no cash flows from investing activities in 2014 or 2013.

    Our cash flows provided by financing activities for the three months ended March 31, 2014 were $459,144 compared to $90,426 for the same period in 2013, largely the result of increased funds received from related parties in 2014 compared to shares issued for cash in 2013.

    We expect to recognize revenues from our mining operations in the second quarter of 2014 as we have commenced mining operations as of September 30, 2013. We will seek financing to support our operations until we are revenue neutral as a result of continuing operations. There is no certainty that revenues will be generated sufficient to fund operations or that we will be able to raise the necessary debt or equity financing to sustain our operations.

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

    Changes in Internal Control over Financial Reporting.   During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

    Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement.  We further believe that no impairment is necessary as of March 31, 2014.

    The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above.  On April 9, 2014 Mr. Gurupira was acquitted of this charge.

    Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claims and are seeking to nullify it.  We further believe that no impairment is necessary as of March 31, 2014.

Item 1a.  Risk Factors

    Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits

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

MABWE MINERALS INC.

Date May 12, 2014	By:	/s/ Al Pietrangelo
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)