Form 10-Q
period 2014-06-30
MABWE MINERALS INC.
filed 2014-08-14
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.
(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 11, 2014, there were 140,458,392 shares of the issuer’s common stock, $0.001 par value, outstanding.

-i-

MABWE MINERALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$13,990	$55,653
Prepaid expenses	237,879	232,483
Total current assets	251,869	288,136

Fixed assets, net of depreciation	5,112	5,510

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	-	12,367
Mineral rights	433,000	433,000
Mining development costs	83,350	-

Total Other Assets	516,350	445,367

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total Intangible Assets	25,000	25,000

TOTAL ASSETS	$798,331	$764,013

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Unearned revenue	$105,000	$105,000
Accounts payable and accrued expenses	740,832	747,161
Cash Overdraft	105,778	-
Related Party Payable (Receivable) (Net)	432,364	(59,667)
Loan payable - related party	50,000	40,000
Current portion of securitized loan - current	245,000	385,000

Total current liabilities	1,678,974	1,217,494

LONG TERM LIABILITIES
Reclamation and remediation liabilities	83,350	-
Securitized Loan - Long Term	-	35,000

Total long term liabilities	83,350	35,000

TOTAL LIABILITIES	1,762,324	1,252,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized;
140,458,392 and 140,248,392 shares issued and outstanding	140,459	140,249
Additional paid-in capital	87,006,966	86,994,876
Additional paid-in capital - Warrants	177,266	177,266
Accumulated deficit	(88,288,684)	(87,800,872)

Total stockholders' (deficit)	(963,993)	(488,481)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$798,331	$764,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$54,045	$72,683	132,569	$164,179
Extraction cost	78,551	-	209,290	-
Site development and reclamation cost	29,600	48,746	46,596	79,065
General and administrative	19,009	74,818	58,236	113,982
Depreciation and accretion	199	-	398	-

Total operating expenses	181,404	196,247	447,089	357,226

Loss from operations	(181,404)	(196,247)	(447,089)	(357,226)

OTHER (EXPENSE)
Interest income	-	-	-	-
(Loss) on Investment - W.G.B. Kinsey - Equity Method	-	(39,042)	(12,367)	(199,433)
Interest expense	(13,246)	(4,492)	(28,356)	(5,587)
Miscellaneous Expense	-	-	-	-

Income tax benefit	-	-	-	-

NET LOSS	$(194,650)	$(239,781)	(487,812)	$(562,246)

Loss per share - basic	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	141,943,042	136,333,717	140,343,033	135,046,827

Loss per share - diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of shares outstanding - diluted	172,040,438	168,627,566	175,334,837	166,095,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,812)	$(562,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	398	-
Common stock issues for services	7,300	86,987
Change in fair value of investment	12,367	199,433
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,396)	(166,310)
Accounts payable and accrued liabilities	(26,329)	15,002
Net cash used in operating activities	(499,472)	(427,134)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	20,000	425,706
Proceeds from related parties, net of repayments	502,031	(141,294)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	5,000	360,500
Proceeds from cash overdraft position	105,778	-
Repayments made on note payable	(175,000)	(13,500)
Net cash provided by financing activities	457,809	631,412
Net increase (decrease) in cash and cash equivalents	(41,663)	204,278
CASH - BEGINNING OF PERIOD	55,653	17,605
CASH - END OF PERIOD	$13,990	$221,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41,874	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$2,014	$1,183
Prepaid expenses incurred as a result of issuance of common stock	$27,600	$7,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.       General

Organization and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The June 30, 2014 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2013.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2013 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    General (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $88,288,684. The Company had no revenues as of June 30, 2014.

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

Exploration Stage Company

As of June 29, 2012 the Company moved from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was deemed effective by FINRA June 28, 2012 and exploration stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP). In accordance with ASU 2014-10 (see Recent Accounting Pronouncements), the Company has early adopted the provisions to remove all exploration stage company disclosures and amounts effective with the period ended June 30, 2014.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Principles of Consolidation (Continued)

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the condensed consolidated balance sheet at June 30, 2014.

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

Unearned Revenue
As an Exploration Stage company, the Company has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by the Company. This delay is due to the Company’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock is to pay half of the face value upon delivery of the invoice. As of June 30, 2014, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the initial 2,000 tons of minerals are delivered to the buyer. The second purchase order requires the Company to successfully produce the ordered quantity of an additional 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira.

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

MABWE MINERALS INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Stockpile reserves

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of June 30, 2014, we had approximately 5,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of June 30, 2014 and December 31, 2013.

MABWE MINERALS INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligations

The Company’s mining and exploration activities are subject to the laws and regulations of the nation of Zimbabwe in respect to governing the protection and restoration of the environment. These laws and regulations are subject to change, possibly resulting in more restrictive measures. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

As a result of mining operations the company has recognized an Asset Retirement obligation asset and liability as prescribed by ACS 410 Asset Retirement and Environmental Obligations.  Based on reasonable estimates the Company has set up a reserve to restore the local environment based on extraction activity. Each period in which mining activities occur a portion of the current extraction cost will be recorded as an asset and a liability in the current period.

Estimated future reclamation costs are based principally on traditional estimates to comply with legal and regulatory requirements. At June 30, 2014 and December 31, 2013, $83,350 and $0, respectively were recognized were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $83,350 and $0 at June 30, 2014 and December 31, 2013, respectively, are included in Asset Retirement Obligation-Mining Rights.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded when there is a loss as the effect is anti-dilutive.  As a result, for the three and six months ended June 30, 2014 basic and diluted earnings per share were the same.

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

There was no stock based compensation recognized for the three and six months ended June 30, 2014 and 2013, respectively. The only common stock equivalents issued by the Company in 2013 were warrants issued with common stock in an equity financing. The warrants have equity classification.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 2.    Summary of Significant Accounting Policies (Continued)

Goodwill

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At June 30, 2014, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company has elected early implementation, as permitted by the standard, for the interim period ending June 30, 2014.  All exploration stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.        Related Party Transactions

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from TAG Minerals Zimbabwe PVT Ltd. ("TAG-Z"), a fully-consolidated subsidiary of Raptor Resources Holdings Inc., to MAB-Z, a fully-consolidated variable interest entity of the Company, which is a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights has a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable balance of $432,364 consists chiefly of a loan by Tag Minerals Inc., a wholly owned subsidiary of RRHI, to MAB-Z to fund operations in the amount of $414,000.  Additional amounts constitute payment for legal, accounting and other administrative charges paid by the Company on behalf of Raptor Resources Holdings Inc. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0. Included in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at June 30, 2014 and December 31, 2013, and determined that no impairment adjustment was necessary at this time. In addition, the Company has recorded a $5,000 liability due to an officer of the Company for an advance made to a non-related third party under a land lease agreement.

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

4.      Loans Payable – Related Party

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026) of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place.  The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that they are in default of the loan.

On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days. As of June 30, 2014 the balance with interest and fees was $47,377 ($7,377 of accrued interest which is included in accounts payable and accrued expenses.)

On April 28, 2014 Woolmoon Investments advanced MAB-Z $10,000 for current working capital at a rate 12% per annum.  As of June 30, 2014 the balance with interest and fees was $10,204 ($204 of accrued interest which is included in accounts payable and accrued expenses.)

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.        Loan Payable –Other

On May 2, 2014 MAB-Z entered into an open ended loan agreement with Gary Booth.  The Company was advanced $10,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of June 30, 2014 the balance due was $10,197 reflected in Accounts payable and accrued expenses.

6.        Investment

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $12,367 to $0 as a result of the incremental loss of Kinsey for the six months ended June 30, 2014 at 25% ownership by MAB-C.

7.        Fair Value Disclosures

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.        Fair Value Disclosures (Continued)

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
2014
ASSETS:
Investment-Equity Method	$-	$-	$-	$-
Mining Development Cost	83,350	-	-	83,350

TOTAL:	83,350	-	-	83,350

LIABILITIES:
Securitized Loans	245,000	-	-	245,000
Loan Payable -Related Party	60,000	-	-	60,000
Asset Retirement Obligation	83,350	-	-	83,350

Total	$388,350	$-	$-	$388,350

8.        Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term

1,505,000	$0.15	Feb - Mar 2013	2 Years
1,600,000	$0.15	Apr - May 2013	2 Years

Total: 3,105,000

On February 5, 2014, MBMI extended the expiration date of the 3,105,000 warrants issued in the first and second quarters of 2013 to expire February-March and April-May 2015.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.          Acquisition

Effective July 18, 2012, the Company acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000. Management performed an evaluation of the goodwill at December 31, 2013, and determined that no impairment adjustment was necessary at this time.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.
Net Assets Purchased
Goodwill	$25,000

Purchase Price	$25,000

10.  Mining Rights

As of June 30, 2014 and December 31, 2013, the Company had the following in Mining Rights:

	June 30, 2014	December 31, 2013

Dodge Mines	433,000	$433,000
Mining Development Cost	83,350	-
Less amortization and accretion expense	-	-

Total Mining Rights	$516,350	$433,000

As an exploration stage company which has yet to receive any revenue it is the assertion of management that to deplete the value of the mining rights or the recognize accretion cost as well as the amortization of the mining development cost would not fairly match the associated cost with revenue streams.  These costs will be matched pro-rata with sales using the unit-of-production method.

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.        Asset Retirement Obligations

As of June 30, 2014 and December 31, 2013, the Company had the following asset and liability position recorded for reclamation relative to mining activities at the Dodge Mine:

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	June 30, 2014	December 31, 2013
Long-term reclamation liability — beginning of period	$-	$-
Additional obligations incurred	83,350	-
Accretion of reclamation liability	-	-
Long-term reclamation liability — end of period	$83,350	$-

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	June 30, 2014	December 31, 2013
Retirement obligation asset — beginning of period	$-	$-
Additional obligations incurred	83,350	-
Amortization of retirement obligation asset		-
Retirement obligation asset — end of period	$83,350	$-

12.          Stockholders’ Equity

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended June 30, 2014, the Company issued 20,000 shares of common stock for accounting services rendered at a value of $1,000 ($.05/share.)  The Company also sold through private placement 100,000 common shares for a cash price of $5,000 ($.05/share.)  The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.13% based on new issuances of common stock that quarter.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.          Stockholders’ Equity (Continued)

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

As of June, 30, 2014, the Company has 140,458,392 shares issued and outstanding.

13.    Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Non-benefited tax losses and credits	$27,903,856	$27,738,000
Total deferred tax assets	27,903,856	27,738,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	27,903,856	27,738,000
Valuation allowance	(27,903,856)	(27,738,000)
Net deferred tax assets	$-	$-

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    Income Taxes(Continued)

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $45,682,404 and $45,430,000, respectively expiring between 2033 and 2026, respectively for June 30, 2014 and December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

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

14.   Commitments

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

Mabwe Minerals v Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6.  The defendants have been ordered by the Court to not block the mine from access by our mine workers.  On July 15, 2014 this case was brought before the Supreme Court of Zimbabwe where the court issued a perpetual interdict against the defendant to cease and desist all activities related to the blockage of the Dodge Mines as well as the dismissal of all related claims and appeals of Base Minerals under this case were dismissed. That litigation is on-going.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement.  We further believe that no impairment is necessary as of June 30, 2014.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.   Commitments (Continued)

Current Litigation (Continued)

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claims and are seeking to nullify it.  We further believe that no impairment is necessary as of June 30, 2014.

Land Lease Agreement

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessed surface rights to the property on which the claims were located under this agreement and conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights the Company agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of the Company and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000. As of June 30, 2014 the quarterly payment was not paid but was accrued.  The Company is currently in discussions to renegotiate this contractual obligation.

Letter of Credit

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment was to be made between December 1, 2013 and March 1, 2014.  The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.        Securitized Loan

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

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.  At June 30, 2014 this loan had a balance of $245,000.

As of June 30, 2014, the entire amount is reflected in current liabilities. The Company has expensed $63,615 for interest on this loan including $11,477 and $28,090 in the three and six months ended June 30, 2014, respectively. The Company paid $41,874 in interest during the six months ended June 30, 2014, leaving an interest payable balance of $21,742.

16.        Subsequent Events

On July 15, 2014 Mabwe Minerals v Base Minerals (case HC1549/14) –was brought before the Supreme Court of Zimbabwe where all related claims were dismissed. We filed suit against three defendants and have received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6.  The Supreme Court of Zimbabwe issued a perpetual interdict against the defendant to cease and desist all activities related to the blockage of the Dodge Mines as well as the dismissal of all related claims and appeals of Base Minerals under this case were dismissed. That litigation is on-going.

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

Going Concern Qualification

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  There is an accumulated deficit of $88,288,683.  The Company has no revenues as of June 30, 2014. The Company entered the exploration stage on June 29, 2012.  In light of these factors, management believes that with the investment in Kinsey and production commencement in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The Company may in the future obtain funding through securitizations, private placement stock issuances and/or other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

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

Asset Retirement Obligation

The Company’s mining and exploration activities are subject to the laws and regulations of the nation of Zimbabwe in respect to governing the protection and restoration of the environment. These laws and regulations are subject to change, possibly resulting in more restrictive measures. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

As a result of mining operations the company has recognized an Asset Retirement obligation asset and liability as prescribed by ACS 410 Asset Retirement and Environmental Obligations.  Based on reasonable estimates the Company has set up a reserve to restore the local environment based on extraction activity. Each period in which mining activities occur a portion of the current extraction cost will be recorded as an asset and a liability in the current period.

Estimated future reclamation costs are based principally on traditional estimates to comply with legal and regulatory requirements. At June 30, 2014 and December 31, 2013, $83,350 and $0, respectively were recognized were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $83,350 and $0 at June 30, 2014 and December 31, 2013, respectively, are included in Asset Retirement Obligation-Mining Rights.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

The following table sets forth selected financial data regarding our financial position and operating results for the three and six months ended June 30, 2014 and 2013.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

MABWE MINERALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Change ($)	Change (%)

REVENUE, NET	$-	-	-	0%	$-	-	-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	54,045	72,683	(18,638)	-26%	132,569	164,179	(31,610)	-19%
Extraction Cost	78,551	-	78,551	0%	209,290	-	209,290	0%
Site Development Cost	29,600	48,746	(19,146)	-39%	46,596	79,065	(32,469)	-41%
Selling, General and administrative	19,009	74,818	(55,809)	-75%	58,236	113,982	(55,746)	-49%
Depreciation	199	-			398	-
Total operating expenses	181,404	196,247	(15,042)	-8%	447,089	357,226	89,465	25%
Loss from operations	(181,404)	(196,247)	14,843	-8%	(447,089)	(357,226)	(89,863)	25%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(13,246)	(4,492)	(8,754)	195%	(28,356)	(5,587)	(22,769)	408%
Gain on Investment - W.G.B. Kinsey - Equity Method	-	(39,042)	39,042	-100%	(12,367)	(199,433)	187,066	-94%
Total other income (expense)	(13,246)	(43,534)	30,288	-70%	(40,723)	(205,020)	164,297	-80%
Income (loss) before income taxes	(194,650)	(239,781)	45,131	-19%	(487,812)	(562,246)	74,434	-13%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$(194,650)	(239,781)	45,131	-19%	$(487,812)	(562,246)	74,434	-13%

Net Revenues

 There were no revenues from operations for the three and six ended June 30, 2014 and 2013. The Company has commenced mining operations in the third quarter of 2013. The Company remains in the exploration stage and will continue until such time that it achieves significant revenue from mining operations,

Gross Profit

There was no gross profit from operations for the three and six months ended June 30, 2014 and 2013.

Operating Expenses

The decrease in operating expenses for the three months ended June 30, 2014 compared to the same period of 2013 was $14,843. The decreased expense resulted from lower professional, administrative and site development costs offset by extraction costs for the current year where the same period in the prior year predated the commencement of mining activities.

The increase in operating expenses for the six months ended June 30, 2014 compared to the same period of 2013 was $89,863. The increased expense resulted from extraction costs for the current year where the same period in the prior year predated the commencement of mining activities.  Current extraction costs were offset by lower professional, administrative and site development costs as compared to the same period last year.

As the Company prepares to enter the production stage costs increase as broken down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and six months ended June 30, 2014 and 2013.

Extraction Cost

The Company incurred extraction costs of $78,551 and $209,290 in the three and six months ended June 30, 2014 versus $0 for the same periods in the prior year due to the fact the Company had not yet commenced operations for the comparable periods of 2013.  These extraction costs represent costs for this and are not necessarily representative of future periods. These quarterly costs will vary based on several factors including location of drilling, stage of drilling at a specific area as well as type, quality and accessibility of material being mined.

Site Development Cost

Site development expenses from continuing operations decreased to $29,600 and $46,596 from $48,746 and $79,065 for the three and six months ended June 30, 2014 and 2013, respectively. This decrease was primarily due to the inactivity at the mine as well as the site being largely developed at the current site of extraction. The Company has not recognized an expense for reclamation for the three and six months ended June 30, 2014.  This expense will be recognized in accordance with the matching principle once revenue is recognized based on the unit of production method.  As the commencement of operations at Dodge Mines has begun site development should remain constant where ongoing extraction remains in effect.

Selling, General and Administrative

 Selling, general and administrative expenses (SG&A) from operations decreased $55,809 to $19,009 from $74,818 due largely to a reduction of travel and meals expense, web development and expense control with inactivity at Dodge Mine.  The six months ended June 30, 2014 was otherwise flat without regard to the change in the period of the three months ended June 30, 2014 compared to the same period in the prior year.

Net Other Income (Expense)

Net other expense in 2014 was $13,246 and $40,723 for the three and six months ended June 30, 2014 compared to a net other income of $43,534 and $205,020 respectively for the same periods in 2013. This change resulted from the following:

●
For the three and six months ended June 30, 2014, the loss was primarily due to the interest cost which increased from $4,492 and $5,587 to $13,246 and $25,356 respectively.  Additionally, the decrease in fair value of our investment in WGB Kinsey & Co was reduced to $0 with a realized expense of $0 and $12,367 for the three and six months ended June 30, 2014 compared to an expense of $39,042 and $199,433 for the prior year.

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

Since our inception we have realized no revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of June 30, 2014, we had a deficit in working capital of $1,427,104.

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

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.  At June 30, 2014 this loan had a balance of $245,000.

We had a cash balance of $13,990 at June 30, 2014 compared to $55,563 at December 31, 2013.

Our cash used in operating activities slightly increased to $499,472 for the six months ended June 30, 2014 from $427,134 for the same period in 2013. The major offsetting variances related to the increase in cash used in operating activities are: $41,331 increase in accounts payable in 2014; a decrease in prepaid items of $160,914; a $187,066 lesser fair value reduction adjustment in 2014 as well as $79,687 less in common stock issued as compensation in 2013.

We had no cash flows from investing activities in 2014 or 2013.

Our cash flows provided by financing activities for the six months ended June 30, 2014 were $457,809 compared to $631,412 for the same period in 2013, largely the result of increased funds received from related parties in 2013, proceeds from private placement issuances in the prior year, as well $105,778 in an overdraft cash position.

We expect to recognize revenues from our mining operations in 2014 as we have commenced mining operations as of September 30, 2013. We will seek financing to support our operations until we are revenue neutral as a result of continuing operations. There is no certainty that revenues will be generated sufficient to fund operations or that we will be able to raise the necessary debt or equity financing to sustain our operations.

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

Changes in Internal Control over Financial Reporting.   During the six months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Mabwe Minerals v Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6.  The defendants have been ordered by the Court to not block the mine from access by our mine workers.  On July 15, 2014 this case was brought before the Supreme Court of Zimbabwe where the court issued a perpetual interdict against the defendant to cease and desist all activities related to the blockage of the Dodge Mines as well as the dismissal of all related claims and appeals of Base Minerals under this case were dismissed. The defendants have filed an application with the Supreme Court of Zimbabwe to reverse this decision. We intend to vigorously oppose any action by defendants to reverse the prior decision in our favor.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement.  We further believe that no impairment is necessary as of June 30, 2014.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claims and are seeking to nullify it.  We further believe that no impairment is necessary as of June 30, 2014.

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

MABWE MINERALS INC.

Date August 14, 2014	By:	/s/ Al Pietrangelo
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)