Form 10-Q
period 2014-09-30
MABWE MINERALS INC.
filed 2014-11-14
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.
(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Howe Lane
Freehold N.J. 07728
(Address of Principal Executive Offices)

(732) 252-5146
(registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] ( Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of November 10, 2014 there were 140,458,392 shares of the issuer’s common stock, $0.001 par value, outstanding.

-i-

MABWE MINERALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$14,389	$55,653
Prepaid expenses	225,203	232,483
Total current assets	239,592	288,136
Fixed assets, net of depreciation	4,913	5,510

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	-	12,367
Mineral rights	433,000	433,000
Mining development costs	83,350	-
Total Other Assets	516,350	445,367

INTANGIBLE ASSETS
Goodwill	25,000	25,000
Total Intangible Assets	25,000	25,000

TOTAL ASSETS	$785,855	$764,013

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Unearned revenue	$105,000	$105,000
Accounts payable and accrued expenses	900,865	747,161
Loan overdraft - line of credit	239,975	-
Related Party Payable (Receivable) (Net)	448,980	(59,667)
Loan payable - related party	51,000	40,000
Current portion of securitized loan - current	140,000	385,000
Total current liabilities	1,885,820	1,217,494

LONG TERM LIABILITIES
Reclamation and remediation liabilities	83,350	-
Securitized Loan - Long Term	-	35,000
Total long term liabilities	83,350	35,000

TOTAL LIABILITIES	1,969,170	1,252,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 140,458,392 and 140,248,392 shares issued and outstanding	140,459	140,249
Additional paid-in capital	87,006,966	86,994,876
Additional paid-in capital - Warrants	177,266	177,266
Accumulated deficit	(88,508,006)	(87,800,872)
Total stockholders' (deficit)	(1,183,315)	(488,481)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$785,855	$764,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$74,924	$169,181	207,493	$333,360
Extraction cost	78,500	230,578	287,790	230,578
Site development and reclamation cost	17,900	379,861	64,496	458,926
General and administrative	24,990	49,356	83,226	163,338
Depreciation and accretion	200	-	598	-
Total operating expenses	196,514	828,976	643,603	1,186,202
Loss from operations	(196,514)	(828,976)	(643,603)	(1,186,202)

OTHER (EXPENSE)
Interest income	-	-	-	-
(Loss) on Investment - W.G.B. Kinsey - Equity Method Change in Fair Value of Conversion Option & Warrant Liabilities	-	(13,923)	(12,367)	(213,356)
Interest expense	(22,808)	(17,750)	(51,165)	(23,337)

Total other (expense)	(22,808)	(31,673)	(63,532)	(236,693)

Loss before income taxes	(219,322)	(860,649)	(707,135)	(1,422,895)

Income tax benefit	-	-	-	-

NET LOSS	$(219,322)	$(860,649)	(707,135)	$(1,422,895)

Loss per share - basic	$(0.00)	$(0.01)	(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	140,458,392	136,333,717	140,381,907	136,240,072

Loss per share - diluted	$(0.00)	$(0.01)	(0.01)	$(0.01)

Weighted average number of shares outstanding - diluted	177,613,392	168,627,566	170,217,846	168,400,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707,135)	$(1,422,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	598	-
Common stock issues for services	7,300	187,487
Change in fair value of investment	12,367	213,356
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,280	(196,571)
Accounts payable and accrued liabilities	133,704	145,525
Net cash used in operating activities	(545,886)	(1,073,098)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions of fixed assets, net of disposals	-	(20,340)
Net cash used in investing activities	-	(20,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	21,000	443,458
Proceeds from related parties, net of repayments	518,647	(88,687)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	5,000	860,500
Increase in cash from loan overdraft line of credit	239,975	-
Repayments made on note payable	(280,000)	(13,500)
Net cash provided by financing activities	504,622	1,201,771
Net increase (decrease) in cash and cash equivalents	(41,264)	108,333
CASH - BEGINNING OF PERIOD	55,653	17,605
CASH - END OF PERIOD	$14,389	$125,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71,417	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$5,770	$26,241
Prepaid expenses incurred as a result of issuance of common stock	$3,150	$97,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.       General

Organization and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Mabwe Minerals Inc. f/k/a Raptor Networks Technology, Inc. (the “Company”) without audit (unless otherwise indicated) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The September 30, 2014 condensed consolidated balance sheet was derived from audited financial statements as of December 31, 2013.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2013 included in the Company’s most recent annual report on Form 10-K.  Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations expected for the full year or for any other period.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    General (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has entered a new line of business as an exploration stage company. There is an accumulated deficit of $88,508,006. The Company had no revenues as of September 30, 2014.

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

On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes. As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations. The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80.14% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 5,000,000 shares of their common stock to CCE and itself received 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55.52% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted when the Company engaged in a 1:10 reverse stock split.

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

Being an exploration stage company, we have thus far classified all of the expenses associated with extraction as period expenses. The Company believes that until it realizes positive operational cash flow and enters the production stage that this expenditure may never be monetized by way of sale of mined minerals. The Company has yet to realize its first shipment of barite and to date has incurred significant costs relative to a startup mining company. Additionally, the incremental expense of either hiring an additional staff member or contracting with an outside party to have our lots certified and qualified in lots and specific grades of materials would be significant and cost prohibitive. No one in the Company draws a regular salary and the Company is not in the position to bring on a staff member or incur the expense of routinely contracting with a qualified geologist or any other expert in the field of classification and certification of certain grades of barite. Overall capital investment to this point has been substantial and until we are producing positive operational cash flow it is the intent of management to minimize cash outflow to only critical expenditures.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    General (continued)

Going Concern (Continued)

Additionally, the grade of mineral that we currently have stockpiled is not the desired grade for Steinbock, our master distributer, and although we believe that the mineral in its current form to be a saleable grade of the commodity we neither have the current capacity to further refine the mineral to an acceptable grade nor the ability to find another buyer for the material.

The items discussed above raise substantial doubt about the Company's ability to continue as a going concern.  Management believes, however, that  as a result of its  the investment in Kinsey, commencement of  mining operations at Dodge Mines and receipt of two purchase orders from our master distributer Steinbock, the Company is well positioned to succeed.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Principles of Consolidation (Continued)

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the condensed consolidated balance sheet at September 30, 2014.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.)  Accordingly, we formed Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C with the remaining 51% ownership in MAB-C held by two individuals, one a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), and the second Asswell Gurupira (10% ownership).

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

Unearned Revenue

As an Exploration Stage company, the Company has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earnings process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by the Company. This delay is due to the Company’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock is to pay half of the face value upon delivery of the invoice. As of September 30, 2014, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the initial 2,000 tons of minerals are delivered to the buyer. The second purchase order requires the Company to successfully ship an additional 10,000 tons of barite to be paid in two installments, the first installment to be paid after the jigging operations have been completed and the second half of the payment to be made upon a vessel being loaded in Beira.

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

MABWE MINERALS INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Stockpile reserves

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of September 30, 2014, we had approximately 5,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of September 30, 2014 and December 31, 2013.

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

Estimated future reclamation costs are based principally on traditional estimates to comply with legal and regulatory requirements. At September 30, 2014 and December 31, 2013, $83,350 and $0, respectively were recognized were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $83,350 and $0 at September 30, 2014 and December 31, 2013, respectively, are included in Asset Retirement Obligation-Mining Rights.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded when there is a loss as the effect is anti-dilutive.  As a result, for the three and nine months ended September 30, 2014 basic and diluted earnings per share were the same.

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

There was no stock based compensation recognized for the three and nine months ended September 30, 2014 and 2013, respectively. The only common stock equivalents issued by the Company in 2013 were warrants issued with common stock in an equity financing. The warrants have equity classification.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 2.    Summary of Significant Accounting Policies (Continued)

Goodwill

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At September 30, 2014, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company has elected early implementation, as permitted by the standard, for the interim period ending June 30, 2014.  All exploration stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.        Related Party Transactions

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from TAG Minerals Zimbabwe PVT Ltd. ("TAG-Z"), a fully-consolidated subsidiary of Raptor Resources Holdings Inc., to MAB-Z, a fully-consolidated variable interest entity of the Company, which is a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights has a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. The balance of related party payable balance of $448,980 consists chiefly of a loan by Tag Minerals Inc., a wholly owned subsidiary of RRHI, to MAB-Z to fund operations in the amount of $414,000.  Additional amounts constitute payment for legal, accounting and other administrative charges paid by the Company on behalf of Raptor Resources Holdings Inc. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0. Included in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction resulted in the recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at September 30, 2014 and December 31, 2013, and determined that no impairment adjustment was necessary at this time. In addition, the Company has recorded a $5,000 liability due to an officer of the Company for an advance made to a non-related third party under a land lease agreement.

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

On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days. As of September 30, 2014 the balance with interest and fees was $48,184 ($8,184 of accrued interest which is included in accounts payable and accrued expenses.)

On April 28, 2014 Woolmoon Investments advanced MAB-Z $10,000 for current working capital at a rate 12% per annum.  During July, 2014 Woolmoon Investments advanced MAB-Z $1,000.  As of September 30, 2014 the balance with interest and fees was $11,526 ($526 of accrued interest which is included in accounts payable and accrued expenses.)

5.        Loan Payable –Other

On May 2, 2014 MAB-Z entered into an open ended loan agreement with Gary Booth.  The Company received an advance of $10,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of September 30, 2014 the balance due was $10,503 reflected in Accounts payable and accrued expenses.

On July 31, 2014 MAB-Z entered into and open ended loan agreement with Antony Kinsey and Kevin Hegarty.  The Company received an advance of $20,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of September 30, 2014 the balance due was $20,396 reflected in Accounts payable and accrued expenses.

In July 2014 advance payments were made by Graham Roberts on behalf of MAB-Z in the amount of $6,000.  This loan is currently undocumented but is expected to be formalized in Q4. The balance due without accrued interest was $6,000 reflected in Accounts payable and accrued expenses.

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $12,367 to $0 as a result of the incremental loss of Kinsey for the nine months ended September 30, 2014 at 25% ownership by MAB-C.

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.        Fair Value Disclosures (Continued)

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2014:

	Total	Level 1	Level 2	Level 3
2014
ASSETS:
Investment-Equity Method	$-	$-	$-	$-
Mining Development Cost	83,350	-	-	83,350
TOTAL:	83,350	-	-	83,350

LIABILITIES:
Securitized Loans	140,000	-	-	140,000
Loan Payable -Related Party	51,000	-	-	51,000
Loan Payable -Other	36,000	-	-	36,000
Asset Retirement Obligation	83,350	-	-	83,350

Total	$274,350	$-	$-	$274,350

8.        Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

Warrants	Exercise Price	Date Issued	Term

1,505,000	$0.15	Feb - Mar 2013	2 Years
1,600,000	$0.15	Apr - May 2013	2 Years

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

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  Mining Rights

As of September 30, 2014 and December 31, 2013, the Company had the following in Mining Rights:

	September 30, 2014	December 31, 2013
Dodge Mines	$433,000	$433,000
Mining Development Cost	83,350
Less amortization and accretion expense	-	-
Total Mining Rights	$516,350	$433,000

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

11.        Asset Retirement Obligations

As of September 30, 2014 and December 31, 2013, the Company had the following asset and liability position recorded for reclamation relative to mining activities at the Dodge Mine:

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with our reclamation plan for our mining projects:

	September 30,	December 31,
	2014	2013
Long-term reclamation liability — beginning of period	$-	$-
Additional obligations incurred	83,350	-
Accretion of reclamation liability	-	-
Long-term reclamation liability — end of period	$83,350	$-

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	September 30,	December 31,
	2014	2013
Retirement obligation asset — beginning of period	$-	$-
Additional obligations incurred	83,350	-
Amortization of retirement obligation asset	-	-
Retirement obligation asset — end of period	$83,350	$-

MABWE MINERALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.          Stockholders’ Equity

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended September 30, 2014, no common stock was issued by the Company.

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

During the year ended December 31, 2013, the Company issued 6,677,642 shares of stock through private placements for cash in the amount of $880,500. 3,105,000 warrants were issued with these placements, exercisable for 1 year at a price of $.15 per share. The Company also issued 1,590,000 shares of its common stock for accounting, promotional and public relation services rendered and to be rendered at a value of $187,487. The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.22% based on new issuances of common stock that year.

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

As of September 30, 2014, the Company has 140,458,392 shares issued and outstanding.

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

The Company’s total deferred tax assets and deferred tax liabilities were as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Non-benefited tax losses and credits	$27,964,283	$27,738,000
Total deferred tax assets	27,964,283	27,738,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	27,964,283	27,738,000
Valuation allowance	(27,964,283)	(27,738,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

The Company has federal and state net operating loss carryforwards of approximately $46,137,134 and $45,430,000, respectively expiring between 2033 and 2026, respectively for September 30, 2014 and December 31, 2013.

Internal Revenue Code Section 382 imposes limitations on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership percentage of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years. The Company in June 2012, experienced a greater than 50% ownership change, so the rules of IRC section 382 apply.

At September 30, 2014 and December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

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

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement.  We further believe that no impairment is necessary as of September 30, 2014.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  This case was heard before the High Court of Zimbabwe and was dismissed with cost as of October 16, 2014.  As we believed this suit to be a nuisance claim from the beginning we still maintain that the facts of the case were rightly determined.  This case is under appeal with the Supreme Court under case SC/517-14 with a hearing date of November 24, 2014.  We believe this appeal to be baseless and that no impairment is necessary as of September 30, 2014.

Land Lease Agreement

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessed surface rights to the property on which the claims were located under this agreement and conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights the Company agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of the Company and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000. As of September 30, 2014 the quarterly payments that were not paid but were accrued totals $30,615.  The Company is currently in discussions to renegotiate this contractual obligation.

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

Subsequent to the restructuring, the account was over-drafted due to withdrawal of timely interest and principal payments as well as miscellaneous bank fees. The overdraft position as provided for in the agreement carries the banks minimum lending rate plus a 12% margin agreed to on the original loan upon acceptance.  Additionally, as provided in our agreement this overdraft position not being previously agreed and authorized carries a penalty interest rate of an additional 10%.  Additionally the bank reserves the right to increase or change the minimum rate during the term of this line at its sole discretion.  Currently the bank has assigned an additional premium of 3%.  This rate is a floating rate and is assigned at the discretion of the bank. The Company is currently trying to renegotiate the terms of this loan.

As of September 30, 2014, the entire amount is reflected in current liabilities. The Company has expensed $84,359 for interest on this loan and the associated overdraft line of credit including $18,932 and $50,888 in the three and nine months ended September 30, 2014, respectively. The interest charged on the loan in the amount of $84,359 consists of $70,204 of standard loan interest and $14,155 of overdraft interest.  The Company paid $71,417 in interest during the nine months ended September 30, 2014, leaving an interest payable balance of $12,942.

At September 30, 2014 this loan had a balance of $140,000 and the accompanying overdraft line of credit had a balance of $239,975.

16.        Subsequent Events

On October 16, 2014 the High Court of Zimbabwe ruled in favor of the defendant in Peter Valentine v. Mabwe Minerals (case HC 4112/13) ruling that that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  This case was dismissed with cost.  This case is under appeal with the Supreme Court under case SC/517-14 with a hearing date of November 24, 2014.  We believe this appeal to be baseless and that no impairment is necessary as of September 30, 2014.

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

Going Concern Qualification

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  There is an accumulated deficit of $88,508,006.  The Company has no revenues as of September 30, 2014. The Company entered the exploration stage on June 29, 2012.  In light of these factors, management believes that with the investment in Kinsey and production commencement in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The Company may in the future obtain funding through securitizations, private placement stock issuances and/or other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

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

Estimated future reclamation costs are based principally on traditional estimates to comply with legal and regulatory requirements. At September 30, 2014 and December 31, 2013, $83,350 and $0, respectively were recognized were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $83,350 and $0 at September 30, 2014 and December 31, 2013, respectively, are included in Asset Retirement Obligation-Mining Rights.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth selected financial data regarding our financial position and operating results for the three and nine months ended September 30, 2014 and 2013.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

MABWE MINERALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Change ($)	Change (%)
REVENUE, NET	$-	-	-	0%	$-	-	-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	74,924	169,181	(94,257)	-56%	207,493	333,360	(125,867)	-38%
Extraction Cost	78,500	230,578	(152,078)	-66%	287,790	230,578	57,212	25%
Site Development Cost	17,900	379,861	(361,961)	-95%	64,496	458,926	(394,430)	-86%
Selling, General and administrative	24,990	49,356	(24,366)	-49%	83,226	163,338	(80,112)	-49%
Depreciation	200	-	200	0%	598	-	598	0%
Total operating expenses	196,514	828,976	(632,462)	-76%	643,603	1,186,202	(542,599)	-46%
Loss from operations	(196,514)	(828,976)	632,462	-76%	(643,603)	(1,186,202)	542,599	-46%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(22,808)	(17,750)	(5,058)	28%	(51,165)	(23,337)	(27,828)	119%
Gain on Investment - W.G.B. Kinsey - Equity Method	-	(13,923)	13,923	-100%	(12,367)	(213,356)	200,989	-94%
Total other income (expense)	(22,808)	(31,673)	8,865	-28%	(63,532)	(236,693)	173,161	-73%
Income (loss) before income taxes	(219,322)	(860,649)	641,327	-75%	(707,135)	(1,422,895)	715,760	-50%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$(219,322)	(860,649)	641,327	-75%	$(707,135)	(1,422,895)	715,760	-50%

Net Revenues

 There were no revenues from operations for the three and nine ended September 30, 2014 and 2013. The Company has commenced mining operations in the third quarter of 2013. The Company remains in the exploration stage and will continue until such time that it achieves significant revenue from mining operations.

Gross Profit

There was no gross profit from operations for the three and nine months ended September 30, 2014 and 2013.

Operating Expenses

The decrease in operating expenses for the three months ended September 30, 2014 compared to the same period of 2013 was $632,462. The decreased expense resulted from lower professional, administrative and site development and extraction costs with the site having minimal costs in the current year where the same period in the prior year marked the commencement of mining activities.

The decrease in operating expenses for the nine months ended September 30, 2014 compared to the same period of 2013 was $542,599. The decreased expense resulted from minimal site development and extraction costs for the current year where the same period in the prior year was marked by the commencement of mining activities as well as lower professional, administrative costs as compared to the same period last year.

As the Company prepares to enter the production stage costs increase as broken down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and nine months ended September 30, 2014 and 2013.

Extraction Cost

The Company incurred extraction costs of $78,500 and $287,790 in the three and nine months ended September 30, 2014 versus $230,578 for the same periods in the prior year.  These extraction costs represent costs for prior periods and are not necessarily representative of future periods. These quarterly costs will vary based on several factors including location of drilling, stage of drilling at a specific area as well as type, quality and accessibility of material being mined.

Site Development Cost

Site development expenses from continuing operations decreased to $17,900 and $64,496 from $379,861 and $458,926 for the three and nine months ended September 30, 2014 and 2013, respectively. This decrease was primarily due to the inactivity at the mine as well as the site being largely developed at the current site of extraction. The Company has not recognized an expense for reclamation for the three and nine months ended September 30, 2014.  This expense will be recognized in accordance with the matching principle once revenue is recognized based on the unit of production method.  As the commencement of operations at Dodge Mines has begun site development should remain constant where ongoing extraction remains in effect.

Selling, General and Administrative

 Selling, general and administrative expenses (SG&A) from operations decreased $24,366 to $24,990 from $49,356 due largely to a reduction of travel and meals expense, web development and expense control with inactivity at Dodge Mine.  The nine months ended September 30, 2014 decrease $80,112 to $83,226 from $163,338 due largely to a reduction of travel and meals expense, web development and expense control with inactivity at Dodge Mine.

Net Other Expense

Net other expense in 2014 was $22,808 and $63,532 for the three and nine months ended September 30, 2014 compared to a net other expense of $31,673 and $236,693 respectively for the same periods in 2013. This change resulted from the following:

●
For the three and nine months ended September 30, 2014, the loss was primarily due to the interest cost which increased from $17,750 to $22,808 for the three months ended September 30, 2014 and increased from $23,337 to $51,165 for the nine months ended September 30, 2014. The marginal increase for the three months ended September 30, 2014 was due to the higher interest rate on the overdraft balance of the CBZ line of credit and the increase for the nine months ended September 30, 2014 was due to the CBZ secured loan was established in the second quarter of 2013 where 2014 had a full nine months of interest expense. Additionally, the decrease in fair value of our investment in WGB Kinsey & Co was reduced to $0 with a realized expense of $0 and $12,367 for the three and nine months ended September 30, 2014 compared to an expense of $13,923 and $213,356 for the prior year.

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

Since our inception we have realized no revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of September 30, 2014, we had a deficit in working capital of $1,646,228.

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026 of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013.  Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend the loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place. The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that the lender is in default of the loan.

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

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.  At September 30, 2014 this loan had a balance of $140,000.

On May 2, 2014 MAB-Z entered into an open ended loan agreement with Gary Booth.  The Company received an advance of $10,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of September 30, 2014 the balance due was $10,503 reflected in Accounts payable and accrued expenses.

On July 31, 2014 MAB-Z entered into an open ended loan agreement with Antony Kinsey and Kevin Hegarty.  The Company was advanced $20,000 for working capital and short-term cash requirements which carries an interest rate of 12%.  As of September 30, 2014 the balance due was $20,396 reflected in Accounts payable and accrued expenses.

In July 2014 advance payments were made by Graham Roberts on behalf of MAB-Z in the amount of $6,000.  This loan is currently undocumented but is expected to be formalized in Q4.  The balance due without accrued interest was $6,000 reflected in Accounts payable and accrued expenses.

We had a cash balance of $14,389 at September 30, 2014 compared to $55,563 at December 31, 2013.

Our cash used in operating activities significantly decreased to $545,886 for the nine months ended September 30, 2014 from $1,073,098 for the same period in 2013. The major offsetting variances related to the decrease in cash used in operating activities are: a decreased net loss of $728,144 for the period  as well as $175,187 less in common stock issued as compensation in 2013, offset by a decrease in the depletion of prepaid items of $203,851 and a $200,989 lesser fair value reduction adjustment in 2014.

We had no cash flows from investing activities for the nine months ended September 30, 2014 compared to $20,340 for the acquisition of fixed assets for the same period in the prior year.

Our cash flows provided by financing activities for the nine months ended September 30, 2014 were $504,622 compared to $1,201,771 for the same period in 2013, largely the result of proceeds from private placement common stock issuance in the prior year of $860,500.

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

Changes in Internal Control over Financial Reporting.   During the nine months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

       Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership.  We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement.  We further believe that no impairment is necessary as of September 30, 2014.

       Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  This case was heard before the High Court of Zimbabwe and was dismissed with cost as of October 16, 2014.  As we believed this suit to be a nuisance claim from the beginning we still maintain that the facts of the case were rightly determined.  This case is under appeal with the Supreme Court under case SC/517-14 with a hearing date of November 24, 2014.  We believe this appeal to be baseless and that no impairment is necessary as of September 30, 2014.

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

MABWE MINERALS INC.

Date November 14, 2014	By:	/s/ Al Pietrangelo
Al Pietrangelo, Chief Executive Officer, (principal executive officer), Chief Financial Officer (principal financial and accounting officer)