Form 10-K
period 2014-12-31
MABWE MINERALS INC.
filed 2015-03-27
CIK 1163300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to                          .

Commission file number: 000-51443

MABWE MINERALS INC.
(Exact name of registrant as specified in its charter)

Wyoming	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Howe Lane, Freehold, N.J.	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 252-5146

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2014 (June 30, 2014) of $0.0418 per share was $1,938,966. For the purpose of this calculation, shares owned by officers, directors and 10% or more stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

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

  Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of registrant’s common stock, $0.001 par value per share, on March 20, 2015 was 140,458,392.

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

Item 1. Business.

Our Strategy

As a result of deconsolidation, we continue to search for opportunities to acquire companies which may be involved in like activities and ancillary services complimentary to our investment through equity arrangements where it is mutually beneficial to do so.  We are currently further seeking new opportunities and/or strategic partnerships to maximize and leverage its advantages.  We also still believe that there is value in the investment in Mabwe Corporation (PVT) LTD (“MAB-C”) based on the inherent value in the underlying raw materials un-extracted in the land.

Competition

We have significantly invested in a competitive industry with many established and well-recognized competitors. There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. Through our investment, we compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us.

Employees

As of December 31, 2014 we had one full-time employee, our President and CEO, Al Pietrangelo.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations. The following are ongoing matters involving our investee as it relates to the mining rights they own:

Mabwe Minerals Zimbabwe v. Base Minerals & 2 others (case HC6842/14) – Mabwe Minerals Zimbabwe (Private) Limited ("MAB-Z") is seeking damages in this case in the amount of $3,183,918 arising from the illegal occupation of the mine by the defendants.  This matter is waiting to be scheduled for argument.  Even though the occupation of the mine has been previously deemed illegal (HC1549/14) and therefore MAB-Z is thought to have reasonable basis for this suit, it is unclear that even if MAB-Z should prevail whether damages will be awarded and, if awarded, whether damages could be recovered.

Mabwe Minerals Zimbabwe v. Base Minerals Zimbabwe & ORS – MAB-Z has filed an application for joinder under HC10201, an application filed by Base Minerals Zimbabwe which is seeking an order to access the mine.  MAB-Z has not been named as a defendant in this action which has required this application for joinder.  This application is waiting to be scheduled for argument.  MAB-Z believes that it should be successful since it has already obtained a court order finding it is the actual owner of the mine.

Mabwe Minerals Zimbabwe v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  The tribute agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  MAB-Z believes that it is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which MAB-Z holds the actual certificates of ownership.  MAB-Z believes that this is a nuisance claim and is seeking to nullify the filing of this agreement.  MAB-Z further believes that no impairment is necessary as of December 31, 2014.

Peter Valentine v. Mabwe Minerals Zimbabwe (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and MAB-Z believes that it is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  This case was heard before the High Court of Zimbabwe and was dismissed with costs as of October 16, 2014.  As MAB-Z believed this suit to be a nuisance claim from the beginning MAB-Z still maintains that the facts of the case were rightly determined.  This case is under appeal with the Supreme Court under case SC/517-14 heard on November 24, 2014.  MAB-Z is currently awaiting determination of the appeal.  MAB-Z believes this appeal to be baseless and that no impairment is necessary as of December 31, 2014.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “MBMI” on the OTCQB. The following table sets forth, for the quarters indicated, the high and low bid information for our common stock as reported by OTC Markets Inc, www.otcmarkets.com, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	2013
Fiscal Quarter Ended	High	Low
31-Mar	$0.3501	$0.0106
30-Jun	$0.64	$0.1201
30-Sep	$0.19	$0.1
31-Dec	$0.12	$0.072

	2014
Fiscal Quarter Ended	High	Low
31-Mar	$0.11	$0.03
30-Jun	$0.079	$0.0406
30-Sep	$0.11	$0.0228
31-Dec	$0.39	$0.0205

	2014
Year Ended December 31, 2015	High	Low
1st Quarter Ended March 31, 2015 (through March 20., 2015)	$0.05	$0.01

Holders

On March 20, 2015, we had 140,458,392 shares of our common stock outstanding held by 405 record shareholders. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or street name.

Dividends

We have never paid a cash dividend with respect to our common stock, and do not expect to pay cash dividends in the foreseeable future as management feels it is in the best interests of the shareholders to reinvest any surplus capital into the operations in order to grow the company.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013. This discussion should be read in conjunction with our financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Effective September 28, 2012, Tapiwa Gurupira, 50% stakeholder of MAB-Z was appointed as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a former director of the Company and his father, Zimbabwean residents, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-C was the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C was a "variable interest entity" (VIE) with respect to guidance under ASC 810-10-5 and was therefore consolidated until December 28, 2014 (see below).

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

On December 28, 2014, Tapiwa Gurupira, 50% owner of MAB-Z, was removed as a Director of Mabwe Minerals Inc. As a result of this action, the Company deconsolidated MAB-C, a VIE, since the Company no longer had the power to direct the activities that most significantly impacted MAB-C’s economic performance.

Corporations established under the law of Zimbabwe must have a controlling ownership interest held by domestic parties. Consequently, 51% of MAB-C is owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% is held by the Company. MAB-C owns 100% of MAB-Z a domestic Zimbabwe corporation.  MAB-Z was the owner of the majority of the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis.  In late 2013, the ownership of the mining rights on the Dodge Mines was challenged by litigation against MAB-Z described above.  Despite MAB-Z holding legal certificates of ownership of the Dodge Mines claims, and being victorious on each and every count, appeals continue to be filed.  The uncertainty of ownership of the Dodge Mine claims has delayed exploration and future revenue streams from the barite.  When the Company entered into the mining industry in Zimbabwe with what it believed was clear title to these Dodge Mine claims, the economic conditions in Zimbabwe were not as poor as they are today, and the relationship between the Company and the Gurupiras was on much better terms. Tapiwa Gurupira was, until December 28, 2014, a director of the Company.

In 2012, despite not having voting control of MAB-C, the entire five member board of directors of MAB-C were acting as a cohesive unit in the best interest of the Company, and the Company had met both conditions of the VIE model, and therefore recognized MAB-C as a VIE and consolidated the financial results of MAB-C into the Company’s financial statements under ASC 810.  During late 2014, culminating on December 28, 2014, it became evident to the Company~~,~~ that the relationship with the MAB-C board members located in Africa and the board members located in the United States had deteriorated.  The cohesiveness that embodied the prior two years was not there, and the funding of the operations in Africa had stopped.  Essentially, the power of the U.S. directors of MAB-C to direct MAB-C's activities that most significantly impacted MAB-C’s economic performance had terminated. As of December 28, 2014, the Company determined that the investment of MAB-C was no longer a VIE, and thus would be considered an equity investment under ASC 970-323.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements

Deferred Income Taxes

 We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance.

Exploration Stage Company/Development Stage Company

As of June 29, 2012 the Company moved from an Operating Stage Company to an Exploration Stage Company as a result of the execution of the change in ownership control to the majority controlling interest by Raptor Resources Holdings Inc. This transaction was deemed effective June 28, 2012 by FINRA and exploration stage activities commenced on June 29, 2012. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP).

The Company had adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns. As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

As a result of the deconsolidation, the Company exited the exploration stage and became a development stage company.

Principles of Consolidation

The financial statements include the accounts of the Company and its variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns.

Mabwe Minerals Inc. on July 18, 2012, acquired a 49% interest in MAB-Z through the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock.

Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira (50%) with the remaining portion owned by Asswell Gurupira (1%). MAB-Z will be the operating arm of Mabwe Minerals, Inc., with the Company being the primary beneficiary of all the activities of its subsidiary, MAB-Z.

As a result of the investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which was reflected as Goodwill on the consolidated balance sheet prior to deconsolidation at December 28, 2014.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.)  Accordingly, we formed MAB-C.  The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C with the remaining 51% ownership in MAB-C held by two Zimbabwe residents, one a director of the Company, Tapiwa Gurupira (50% ownership), and the second Asswell Gurupira (1% ownership).

MAB-C was a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and was therefore consolidated.

On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives as follows:  computer equipment, furniture and fixtures and testing equipment are depreciated over three years and office equipment is depreciated over five years.  Scientific and measurement equipment is recorded with a useful life of seven years.  Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations.

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company will recognize revenue from sales when all contingencies contained in agreements are satisfied and risk of loss is transferred to shipper or other agent of consignee. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue in the accompanying balance sheets.  Revenues and costs of revenues from contracts are recognized during the period in which the service was performed.

Since the Company entered the Exploration Stage, no revenues have been recorded.

Inventory

Prior to deconsolidation, for MAB-C, inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

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

Stockpile reserves

Prior to deconsolidation, for MAB-C, stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton.

MAB-C is extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor we are actively in the process of trying to obtain necessary equipment whereby they may further refine the mineral to be able to attain and sell chemical grade barite. The additional process crushes and sifts the extracted barite and allows for the removal of silica. The added step involves the process of jigging which separates particles in the raw barite based on specific gravity. This additional step in the process involves a large outlay of capital to acquire additional machinery to further refine our extraction and sift out unwanted minerals.

Site Development Cost

Prior to deconsolidation, for MAB-C, site development costs consist of labor, surveying, mapping, engineering, other site development and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

Extraction Cost

Prior to deconsolidation, for MAB-C, extraction costs consist of the direct expenses of mineral removal from the established site. These costs include drilling, blasting, the loading, hauling and management of stockpiles and waste by-product, mineral refinement and excavation. These direct costs are directly associated with the production of saleable material and the increase of stockpile reserves.

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

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method.   Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value using the Black-Scholes Option pricing model. All stock-based compensation cost is measured at the grant date using the Black-Sholes Option Pricing Model, based on the fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rate that the Company presently uses is 10%.

Goodwill

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

Selected Financial Data

 The following table sets forth selected financial data regarding our financial position and operating results. This data should be read in conjunction with our financial statements and related notes thereto beginning on page F-1 of this Report.

MABWE MINERALS INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	Change ($)	Change (%)

REVENUE, NET	$-	-	-	0%
COST OF SALES	-	-	-	0%
GROSS PROFIT	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%
Professional, consulting and marketing fees	253,249	442,428	(189,179)	-43%
Extraction Cost	366,282	755,094	(388,812)	-51%
Site Development Cost	82,211	544,034	(461,823)	-85%
Selling, General and administrative	88,165	200,577	(112,412)	-56%
Depreciation	797	66	731	1108%
Total operating expenses	790,704	1,942,199	(1,151,495)	-59%
Loss from operations	(790,704)	(1,942,199)	1,151,495	-59%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(80,672)	(40,186)	(40,486)	101%
Gain on Investment - W.G.B. Kinsey - Equity Method	(12,367)	(542,908)	530,541	-98%
Gain on deconsolidation, net of impairment of loan from MAB-C	387,244	-	387,244	0%
Total other income (expense)	294,205	(583,094)	877,299	-150%
Income (loss) before income taxes	(496,499)	(2,525,293)	2,028,794	-80%
Income tax benefit	-	-	-	0%
NET INCOME (LOSS)	$(496,499)	(2,525,293)	2,028,794	-80%

Gross Profit

 Gross profit for years ended December 31, 2014 and 2013 was $0. We are an exploration/development stage company for these years and have yet to record any revenue from operations.

Operating Expenses

 The decrease in operating expenses in 2014 resulted primarily because the Company’s investment in MAB-C, prior to deconsolidation had minimal operational efforts as a result of defending legal claims over mine issues and tribute issues.  Results are reflective of continuing operations as a mining company having entered the exploration stage on June 29, 2012 with the focus of engaging in the mining of non-gold industrial metals. As the company entered a new line of continuing operations it has realized related expenses. These changes in the business model resulted in significant increases of professional fees, consulting fees, extraction and site development cost and G&A as compared to prior years. As a result of the deconsolidation, the Company will treat their 49% investment in accordance with ASC 970-323 as an equity method investment. Investments in less than 50% interest in the voting securities of the investee company are accounted for using the equity method of accounting. Investment in equity investee is increased by additional investments and earnings and decreased by dividends and losses. The Company reviews such investment in equity investee for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value.

Effective December 28, 2014, the Company’s deconsolidated MAB-C as a result of no longer having the power to direct the activities that most significantly impact MAB-C’s economic performance. The Company’s retained non-controlling investment in MAB-C at fair value at the date of deconsolidation amounted to $2,756,769, net of the loss related to the write-off of $1,965,036 and the recognition of liabilities related to the guarantee of the debt of MAB-C in the amount of $413,489, which nets to a gain of $387,244.  The Company’s share of the earnings or losses of the equity investee is reflected in the caption “gain on deconsolidation, net of impairment of loan from MAB-C” in the statements of operations.

The following table sets forth certain information about the Company’s Investment in MAB-C:

	% of Outstanding Shares	Carrying Amount of Investment
MAB-C at December 31, 2014	49%	$-

     Gain on deconsolidation, net of impairment of loan from MAB-C

	Years Ended
	December 31,
	2014	2013

MAB-C	$387,244	$-

The Company recorded its share of MAB-C’s net gain using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to MAB-C and as such the Company shall not record additional share of losses of MAB-C upon reducing such investment to zero.

Salary Expense

 Employee costs for the years ended December 31, 2014 and 2013 amount to $0.  The company has no employees under a salary arrangement.

Liquidity and Capital Resources

Our independent registered public accounting firm with respect to our financial statements included an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2014 and 2013.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm and our financial statements and related notes beginning on page F-1 of this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

For the years ended December 31, 2014 and 2013, we had a net loss of $496,499 and $2,525,293, respectively.  Prior to December 28, 2014, with the deconsolidation of MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance the net losses realized were a result of the commencement of mining operations in the third quarter of 2013 with no commensurate revenue.

Since our inception, including the year ended December 31, 2014, we have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of December 31, 2014 we had a stockholders deficit of $494,665 compared to $488,481 in 2013.

These conditions, among others, raised substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has qualified their opinions with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their reports for each of our fiscal years ended December 31, 2003 through December 31, 2014.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The accompanying financial statements do not reflect any adjustments which might be necessary if we are unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and corresponding notes to the financial statements called for by this item appear under the caption “Index to Financial Statements” beginning on Page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Al Pietrangelo) have concluded, based on their evaluation as of December 31, 2014, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, since we do not have separate persons performing the functions of CEO and CFO.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, there was not a change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Al Pietrangelo	57	Chief Executive Officer, President, Director and Chairman of the Board

Al Pietrangelo (age 57), is our Chief Executive Officer, President and Chairman of the Board since December 5, 2011 pursuant to the Stock Purchase Agreement between Raptor Resources Holdings Inc.(f/k/aLantis Laser Inc.) and Raptor Network Technology, Inc. Mr. Pietrangelo is also Chief Executive Officer, President and Chairman of the Board of Raptor Resources Holdings Inc. effective May 23, 2011. Mr. Pietrangelo has served as President, CEO and Chairman of the Board of Directors of TAG Minerals Inc., an affiliate of Raptor Resources Holdings Inc. since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist the Company in its growth and the expertise to assist it in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Family Relationships

There are no family relationships among our executive officers and directors.

Board’s Role in Risk Oversight

The Board consists of one member: Al Pietrangelo, who actively participates in the management of the Company. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. Each committee is responsible for evaluating certain risks and overseeing the management of such.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of these reports furnished to us during 2014 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2014 were complied with.

Item 11. Executive Compensation.

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2014 and 2013.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2014 and 2013 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2014 and 2013 (collectively, the “named executive officers”).

Summary Compensation Table
Name and Principal Positions	Year	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Al Pietrangelo CEO/President	2014	$-	$-	$-	$-	$-	$-	$5,253	$5,253
Al Pietrangelo CEO/President	2013	$-	$-	$-	$-	$-	$-	$22,354	$22,354

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

Employment Agreements and Executive Compensation

There are no employment contracts, termination agreements or change-in-control arrangements between us and any of our named executive officers. The Board of Directors reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis. The Board of Directors may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion. The Board of Directors may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

Compensation of Directors

We have only one director, who is a named executive officer. No compensation was paid to any director other than what is disclosed under our Summary Compensation Table, above.

Stock Option Plan

There currently are no active in-effect stock option plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 23, 2015, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 140,458,392 shares of common

	Number of Shares of Common Stock		Percent of Common Stock
Name of Beneficial Owner(1)	Beneficially Owned		Beneficially Owned
Raptor Resources Holdings Inc.	90,071,649	(1)	64.1%
California Capital Equity	13,510,752		9.6%
All executive officers and directors (1 persons)	1,000,000	(2)	0.7%

(1)	Unless otherwise indicated, the address is c/o Mabwe Minerals Inc., 41 Howe Lane, Freehold, New Jersey 07728.
(2)	Represents 1,000,000 shares of common stock for Al Pietrangelo.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014.

Plan Category	Number of Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Available for Issuance
Warrants to Investors(1)	3,105,000	$0.15	N/A

Total	3,105,000	$$0.15	N/A

(1)	Warrants issued to various investors through private placement sales originally set to expire in the first and second quarters of 2014, but were subsequently extended by one year to 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has one member, Al Pietrangelo, who is President and CEO, and therefore, does not qualify as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 independent auditing firm, KBL, LLP.

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$14,000	$16,500
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

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

Item 15. Exhibits and Financial Statement Schedules.
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

3.5	Bylaws (incorporated herein by reference to Exhibit B to the Definitive Information Statement, filed with the SEC on April 24, 2012)
3.6	Amendment to Bylaws – Article II, Section 1 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-KSB for fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005)
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

Dated: March 27, 2015	MABWE MINERALS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Dated: March 27, 2015	MABWE MINERALS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Financial Officer
(principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Al Pietrangelo	Director	March 27, 2015
Al Pietrangelo

Mabwe Minerals Inc.

Report of Independent Registered Public Accounting Firm

To the Directors of
Mabwe Minerals, Inc.

We have audited the accompanying balance sheets of Mabwe Minerals, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mabwe Minerals, Inc. as of December 31, 2014 and 2013, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, due to the lack of positive cash flow, and the substantial losses it has incurred, this raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP
New York, NY
March 26, 2015

F-2

MABWE MINERALS INC.
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$840	$55,653
Prepaid expenses	1,575	232,483

Total current assets	2,415	288,136

Fixed assets, net of depreciation	-	5,510

OTHER ASSETS
Investment - W.G.B. Kinsey & Co (Pvt) Ltd	-	12,367
Mineral rights	-	433,000

Total Other Assets	-	445,367

INTANGIBLE ASSETS
Goodwill	-	25,000
Total Intangible Assets	-	25,000

TOTAL ASSETS	$2,415	$764,013

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Unearned revenue	$-	$105,000
Accounts payable and accrued expenses	57,363	747,161
Commitment - guaranty of debt - investee	413,489	-
Related Party Payable (Receivable) (Net)	26,228	(59,667)
Loan payable - related party	-	40,000
Current portion of securitized loan - current	-	385,000

Total current liabilities	497,080	1,217,494

LONG TERM LIABILITIES
Securitized Loan - Long Term	-	35,000

Total long term liabilities	-	35,000

TOTAL LIABILITIES	497,080	1,252,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized;
140,458,392 and 140,248,392 shares issued and outstanding	140,459	140,249
Additional paid-in capital	87,484,981	86,994,876
Additional paid-in capital - Warrants	177,266	177,266
Accumulated deficit	(88,297,371)	(87,800,872)

Total stockholders' (deficit)	(494,665)	(488,481)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,415	$764,013

The accompanying notes are an integral part of these financial statements.

MABWE MINERALS INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2014	2013

Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$253,249	$442,428
Extraction cost	366,282	755,094
Site development and reclamation cost	82,211	544,034
General and administrative	88,165	200,577
Depreciation and accretion	797	66

Total operating expenses	790,704	1,942,199

Loss from operations	(790,704)	(1,942,199)

OTHER INCOME (EXPENSE)
(Loss) on Investment - W.G.B. Kinsey - Equity Method	(12,367)	(542,908)
Gain on deconsolidation, net of impairment of loan from MAB-C	387,244	-
Interest expense	(80,672)	(40,186)

Total other income (expense)	294,205	(583,094)

Loss before provision for income taxes	(496,500)	(2,525,293)

Provision for income taxes	-	-

NET LOSS	$(496,500)	$(2,525,293)

Loss per share - basic	$(0.00)	$(0.02)

Weighted average number of shares outstanding - basic	140,401,185	137,214,303

Loss per share - diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding - diluted	172,081,928	170,018,594

The accompanying notes are an integral part of these financial statements.

MABWE MINERALS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				Additional
			Additional	Paid in
	Common Stock		Paid in	Capital	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2012	131,980,750	$131,981	$86,112,423	$-	$(85,275,579)	$968,825

Net Income (Loss)	-	-	-	-	(2,525,293)	(2,525,293)

Shares issued for cash	6,677,642	6,678	696,556	177,266	-	880,500

Shares issued for services and prepaid expenses	1,590,000	1,590	185,897	-	-	187,487

Balance, December 31, 2013	140,248,392	$140,249	$86,994,876	$177,266	$(87,800,872)	$(488,481)

Net Income (Loss)	-	-	-	-	(496,499)	(496,499)

WGB Kinsey restrucring - related party forgivness of debt	-	-	478,015	-	-	478,015

Shares issued for cash	100,000	100	4,900	-	-	5,000

Shares issued for services and prepaid expenses	110,000	$110	$7,190	$-	$-	$7,300

Balance, December 31, 2014	140,458,392	$140,459	$87,484,981	$177,266	$(88,297,371)	$(494,665)

The accompanying notes are an integral part of these financial statements.

MABWE MINERALS INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(496,500)	$(2,525,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	797	66
Common stock issues for services	7,300	187,487
Change in fair value of investment	12,367	542,908
Gain on deconsolidation, net of loan impairment of MAB-C	(387,244)	-
Adjustment to cash due to deconsolidation	(12,138)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,198)	(156,072)
Unearned revenue	3,740	105,000
Accounts payable and accrued liabilities	208,850	692,649
Net cash used in operating activities	(669,026)	(1,153,255)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions of fixed assets, net of disposals	-	(5,577)
Net cash used in investing activities	-	(5,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	89,500	420,000
Proceeds from related parties, net of repayments	526,224	(70,120)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	5,000	860,500
Increase in cash from loan overdraft line of credit	378,489	-
Repayments made on note payable	(385,000)	(13,500)
Net cash provided by financing activities	614,213	1,196,880
Net increase (decrease) in cash and cash equivalents	(54,813)	38,048
CASH - BEGINNING OF YEAR	55,653	17,605
CASH - END OF YEAR	$840	$55,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$104,445	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$13,873	$26,241
Prepaid expenses incurred as a result of issuance of common stock	$-	$97,500

Adjustments related to deconsolidation of MAB-C
Cash	$12,138	$-
Prepaid expenses	24,902	-
Fixed assets	4,713	-
Mining rights	433,000	-
Goodwill	25,000	-
Asset retirement obligation - asset	83,350	-
Accounts payable and accrued expenses	(222,301)	-
Payable - related parties	(426,456)	-
Unearned revenue	(108,740)	-
Asset retirement obligation - liability	(83,350)	-
Notes payable	(129,500)	-
Securitized loan/cash overdraft	(413,489)	-
Guaranty of debt of former VIE	413,489	-
	$(387,244)	$-

Recognition of asset retirement obligation	$83,350	$-
Conversion of accounts payable to a related party (net of prepaid expenses) to additional paid in capital	$478,015	$-

The accompanying notes are an integral part of these financial statements.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

All of our convertible notes payable have matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company was seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with an interested party for a possible merger.  This transaction was completed in December 2011, when Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) acquired an 80.14% controlling equity stake in the Company. In addition to Raptor Resources Holdings Inc. issuing 5 million shares of their common stock to CCE, they were issued 109,928,311 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares, and the Company then issued an additional, 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752 shares of common stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock on a post-split basis. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted after the Company then engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin.

Effective with the change in control and conversion of notes and liabilities to equity, the Company entered the exploration stage on June 29, 2012.

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc., both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-Z will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-Z. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

The Company formally, on September 30, 2012, appointed Tapiwa Gurupira, a 50% stakeholder of MAB-Z as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. At this time, the Company determined that MAB-C would be a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and therefore consolidated the results of that entity into the Company’s financial statements.

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

On December 28, 2014, the Company removed Tapiwa Gurupira, a 50% stakeholder of MAB-Z as a Director of Mabwe Minerals Inc.

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

As a result of the deconsolidation, the Company exited the exploration stage and became a development stage company.

 Presentation as a Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has a loss from operations of $790,704 and $1,942,199 for the years ended December 31, 2014 and 2013, respectively.  The Company also has an accumulated deficit of $88,297,371 and a working capital deficit of $494,665 at December 31, 2014.

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

On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80.14% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 5,000,000 shares of their common stock to CCE and itself received 10,992,831 (post reverse split adjusted) shares in the Company to attain a 55.52% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,000,000 shares. The Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and issued 13,510,752 shares of common stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. These convertible notes previously issued to CCE by Raptor Networks Technology, Inc. were converted after the Company engaged in a 1:10 reverse stock split.

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

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation (Continued)

Prior to deconsolidation, the Company had classified all of the expenses associated with extraction as period expenses.  MAB-Z has yet to realize its first shipment of barite and to date has incurred significant cost relative to a startup mining company. Additionally, the incremental expense of either hiring an additional staff member or contracting with an outside party to have our lots certified and qualified in lots and specific grades of materials would be significant and cost prohibitive. No one in the MAB-Z draws a regular salary and they are not in the position to bring on a staff member or incur the expense of routinely contracting with a qualified geologist or an otherwise expert in the field of classification and certification of barite as related to certain grades of qualities. Overall capital investment to this point has been substantial and until MAB-Z is producing positive operational cash flow it is the intent of management to minimize cash outflow to only critical expenditures.

Additionally, the grade of mineral that MAB-Z currently has stockpiled is not the desired grade of Steinbock, our master distributer and though we believe that the mineral in its current form to be a saleable grade of the commodity MAB-Z neither has the current capacity to further refine the mineral to an acceptable grade nor the ability to find another buyer for the material.

Corporations established under Zimbabwean law, must have a controlling ownership interest held by domestic parties. As a result of this statute, 51% of MAB-C is owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% held by the Company. MAB-C owns 100% of MAB-Z a domestic Zimbabwe corporation. MAB-Z was the owner of the majority of the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis. In late 2013, the ownership of the mining rights on the Dodge Mines came into question, with certain challengers of these rights commencing litigation against MAB-Z. Despite holding legal certificates of ownership of the Dodge Mines claims that MAB-Z has, the legal system in Zimbabwe is not as clear cut as to the ownership. Several of these lawsuits have been heard, with MAB-Z being victorious on each and every count. However, appeals continue to be filed, and the outcome of these appeals are not known, and with the Dodge Mine claims being in question, it has delayed exploration and future revenue streams from the barite that these claims are said to contain. When the Company entered into this industry in Zimbabwe with the clear title to these Dodge Mine claims, the economic conditions in Zimbabwe were not as poor as they are today, and the relationship between the Company and the Gurupira’s was also on much better terms. In fact, Tapiwa up until December 28, 2014, was a director of the Company.

In 2012, despite not having voting control of MAB-C, the entire five member board of directors of MAB-C were acting as a cohesive unit in the best interest of the Company, and  the Company had met both conditions of the VIE model, and therefore recognized MAB-C as a VIE and consolidated MAB-C into the Company’s financial statements under ASC 810. During late 2014, culminating on December 28, 2014, it became evident to the Company, that the relationship with the board members located in Africa and the board members located in the USA for MAB-C had soured. The cohesiveness that embodied the prior two years was not there, and the funding of the operations in Africa had stopped. Essentially, the power to direct the activities that most significantly impact MAB-C’s economic performance had terminated. As of December 28, 2014, the Company had considered that the investment of MAB-C was no longer a VIE, and thus would be considered an equity investment under ASC 970-323.

On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies

These items discussed above raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Exploration Stage Company/Development Stage Company

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

The Company had adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns. As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

As a result of the deconsolidation, the Company exited the exploration stage and became a development stage company.

Principles of Consolidation

Mabwe Minerals Inc. on July 18, 2012, acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) through the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock.

Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1 year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira (50%) with the remaining portion owned by Asswell Gurupira (1%). MAB-Z will be the operating arm of Mabwe Minerals, Inc., with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z had been identified by the Company as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Balance Sheet at December 31, 2013.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey, which as of October 1, 2014, has been returned to Kinsey, as fully described in Note 3. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a former director of the Company, Zimbabwean resident, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-C up through December 28, 2014, was the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Principles of Consolidation (Continued)

MAB-C was a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and was therefore consolidated.

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2014, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives. Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations.

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

Since the Company entered the Exploration Stage and most recently, the Development Stage, no revenues have been recorded.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Unearned Revenue

Prior to deconsolidation as discussed in Note 3, when the Company was in the Exploration Stage, MAB-Z had yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by MAB-Z. This delay is due to MAB-Z’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock is to pay half of the face value upon delivery of the invoice. As of December 31, 2013, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded in MAB-Z as revenue once the initial 2,000 tons of minerals are delivered to the buyer. The second purchase order requires MAB-Z to successfully produce the ordered quantity of an additional 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira. In addition, MAB-Z had recorded $3,740 of unearned revenue in December 2014 for stockpile inventory yet to be delivered to the customer.

Inventory

Prior to deconsolidation as discussed in Note 3, of MAB-C, inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

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

Stockpile reserves

Prior to deconsolidation as discussed in Note 3, for MAB-C, Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. Through December 28, 2014, MAB-Z, had approximately 4,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Stockpile reserves (Continued)

MAB-Z is extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor. MAB-Z is actively in the process of trying to obtain necessary equipment whereby they may further refine the mineral to be able to attain and sell chemical grade barite. The additional process crushes and sifts the extracted barite and allows for the removal of silica. The added step involves the process of jigging which separates particles in the raw barite based on specific gravity. This additional step in the process involves a large outlay of capital to acquire additional machinery to further refine the extraction and sift out unwanted minerals.

Site Development Cost

Prior to deconsolidation as discussed in Note 3, for MAB-C, site development costs consist of labor, surveying, mapping, engineering, other site development and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

Extraction Cost

Prior to deconsolidation as discussed in Note 3, for MAB-C, extraction costs consist of the direct expenses of mineral removal from the established site. These costs include drilling, blasting, the loading, hauling and management of stockpiles and waste by-product, mineral refinement and excavation. These direct costs are directly associated with the production of saleable material and the increase of stockpile reserves.

Compensated Absences

The Company does not currently have a policy concerning due to the fact that no full time employees exist under a time based compensation agreement.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of December 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method.   Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

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

Fair Value of Financial Instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value using the Black-Scholes Option pricing model. All stock-based compensation cost is measured at the grant date using the Black-Sholes Option Pricing Model, based on the fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rate that the Company presently uses is 10%.

There was no stock based compensation recognized for the years ended December 31, 2014 and 2013, respectively. The only common stock equivalents issued by the Company in 2013 were warrants issued with common stock in an equity financing. The warrants have equity classification.

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded as their effect is anti-dilutive.  For the years ended December 31, 2014 and 2013 basic and diluted earnings per share were the same as the Company has a loss.

Goodwill

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

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

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

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

3.     Deconsolidation of MAB-C and MAB-Z and Equity Investment

The Company had accounted for the 49% investment in MAB-C under ASC 810-10-5, as a variable interest entity (VIE).  There are two primary models for determining whether consolidation is appropriate. These two models are a) the voting interest model; and b) the variable interest model.

Under the variable interest model, a controlling financial interest is assessed differently than under the voting interest model. This difference in assessment is required because a controlling financial interest may be achieved other than by ownership of shares or voting interests. A controlling financial interest in the VIE requires BOTH of the following: a) the power to direct the activities that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Corporations established under Zimbabwean law, must have a controlling ownership interest held by domestic parties. As a result of this statute, 51% of MAB-C is owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% held by the Company. MAB-C owns 100% of MAB-Z a domestic Zimbabwe corporation. MAB-Z was the owner of the majority of the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis. In late 2013, the ownership of the mining rights on the Dodge Mines came into question, with certain challengers of these rights commencing litigation against MAB-Z. Despite holding legal certificates of ownership of the Dodge Mines claims that MAB-Z has, the legal system in Zimbabwe is not as clear cut as to the ownership. Several of these lawsuits have been heard, with MAB-Z being victorious on each and every count. However, appeals continue to be filed, and the outcome of these appeals are not known, and with the Dodge Mine claims being in question, it has delayed exploration and future revenue streams from the barite that these claims are said to contain. When the Company entered into this industry in Zimbabwe with the clear title to these Dodge Mine claims, the economic conditions in Zimbabwe were not as poor as they are today, and the relationship between the Company and the Gurupiras was also on much better terms. In fact, Tapiwa up until December 28, 2014, was a director of the Company.

In 2012, despite not having voting control of MAB-C, the entire five member board of directors of MAB-C were acting as a cohesive unit in the best interest of the Company, and  the Company had met both conditions of the VIE model, and therefore recognized MAB-C as a VIE and consolidated MAB-C into the Company’s financial statements under ASC 810. During late 2014, culminating on December 28, 2014, it became evident to the Company, that the relationship with the board members located in Africa and the board members located in the USA for MAB-C had soured. The cohesiveness that embodied the prior two years was not there, and the funding of the operations in Africa had stopped. Essentially, the power to direct the activities that most significantly impact MAB-C’s economic performance had terminated. As of December 28, 2014, the Company had considered that the investment of MAB-C was no longer a VIE, and thus would be considered an equity investment under ASC 970-323.

On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance. The following table presents the assets and liabilities of the former VIE controlled company on the date of deconsolidation:

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

3.     Deconsolidation of MAB-C and MAB-Z and Equity Investment (Continued)

Assets
Cash	$12,138
Prepaid expenses	24,902
Fixed assets	4,713
Mining rights	433,000
Goodwill	25,000
Asset retirement obligation	83,350
Total assets	$583.103

Liabilities
Accounts payable and accrued liabilities	$222,301
Payable to Mabwe Minerals, Inc.	1,956,036
Due to related parties	426,456
Unearned revenue	108,740
Asset retirement obligation	83,350
Loans payable	129,500
Securitized loan/overdraft default (a)	413,489
Total liabilities	$(3,339,872)

As of December 28, 2014, the date of deconsolidation, MAB-C’s net liabilities totaled $2,756,769.

(a)
In addition, MAB-Z the wholly-owned subsidiary of MAB-C entered into a securitized loan with a financial institution in May 2013 in the amount of $420,000. Payments were being made in accordance with the term of the agreement, however, the financial institution automatically withdrew funds from MAB-Z’s bank accounts as payments were due, despite the fact that available funds were not in the account causing significant overdrafts. The overdrawn account as of December 28, 2014 amounted to $378,489. MAB-Z recorded all of the default interest and fees related to this loan, and carries the $35,000 balance of the loan as a liability. Since the security on the loan agreement calls for unlimited guarantees to the shareholders, which is MAB-C as it owns 100% of MAB-Z, by virtue of the 49% investment, the Company has recognized the $413,489 as a liability on their balance sheet as guarantor in accordance with ASC 460-10. The Company believes that the other guarantees of this debt will be sufficient to cover any outstanding obligation prior to the financial institution coming after the shareholders of MAB-Z, however has recorded the liability.

As a result of the deconsolidation, the Company will treat their 49% investment in accordance with ASC 970-323 as an equity method investment. Investments in less than 50% interest in the voting securities of the investee company are accounted for using the equity method of accounting. Investment in equity investee is increased by additional investments and earnings and decreased by dividends and losses. The Company reviews such investment in equity investee for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value.

Effective December 28, 2014, the Company’s deconsolidated MAB-C as a result of no longer having the power to direct the activities that most significantly impact MAB-C’s economic performance. The Company’s retained non-controlling investment in MAB-C at fair value at the date of deconsolidation amounted to $2,756,769, net of the loss related to the write-off of $1,965,036 and the recognition of liabilities related to the guarantee of the debt of MAB-C in the amount of $413,489, which nets to a gain of $387,244.  The Company’s share of the earnings or losses of the equity investee is reflected in the caption “Gain on deconsolidation, net of impairment of loan from MAB-C” in the statements of operations.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

3.     Deconsolidation of MAB-C and MAB-Z and Equity Investment (Continued)

The following table sets forth certain information about the Company’s Investment in MAB-C:

	% of Outstanding Shares	Carrying Amount of Investment

MAB-C at December 31, 2014	49%	$-

Gain on deconsolidation, net of impairment of loan from MAB-C

	Years Ended December 31,
	2014	2013

MAB-C	$387,244	$-

The Company recorded its share of MAB-C’s net gain using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to MAB-C and as such the Company shall not record additional share of losses of MAB-C upon reducing such investment to zero.

4.     Equity Investment - Kinsey

On October 29, 2012, the Company, MAB-C, and Kinsey entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Originally, under the contract should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company would have issued additional shares of common stock to achieve that value for Kinsey. The Equity Exchange Agreement was later revised on December 5, 2013 to exclude this provision of the issuance of the additional shares. The common shares issued have been initially valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share.

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $542,908 to $12,367 as a result of the incremental loss of Kinsey for the year ended December 31, 2013 at 25% ownership by MAB-C, and then reduced by $12,367 during the year ended December 31, 2014.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

4.     Equity Investment – Kinsey (Continued)

The Kinsey investment was treated as an equity investment under ASC 970-323. In accordance with ASC 970-323 as an equity method investment, investments in less than 50% interest in the voting securities of the investee company in which the Company has significant influence are accounted for using the equity method of accounting. Investment in equity investee is increased by additional investments and earnings and decreased by dividends and losses. The Company reviews such Investment in equity investee for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value. As there was no value in this investment, and the Company had built up extensive accrued costs related to the exploration of the Dodge Mines and Kinsey’s business was failing due to the economic condition in Africa, effective October 1, 2014, MAB-C and Kinsey agreed to exchange the 25% ownership in Kinsey back to Kinsey in exchange for the accrued exploration costs (net of prepaid withholding fees) in the amount of $478,014. In this transaction, Kinsey gets to keep the 5,000,000 shares of the Company. As a result of the transaction, Kinsey is no longer an investment on the books of MAB-C.

5.     Related Party Transactions

With the acquisition of MAB-Z, the chief revenue producing asset (the mining rights of the Dodge Mine Blocks 1-6 and the associated note payable) was transferred from a fully-consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z, at the time of the transfer, a fully-consolidated variable interest entity of the Company, which is a majority-owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights had a book value of $433,000 offset by a note payable of $57,000 at the time of transfer. This value of $376,000 in related party loans was further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction. Subsequent to this initial transaction, there have been several transactions flowing through MAB-Z and MAB-C to and from Raptor Resources Holdings Inc. and there subsidiary TAG Minerals and TAG-Z. On December 28, 2014, the date of deconsolidation, $426,456 was due to these related entities by MAB-C/MAB-Z.

Additionally, the Company has a payable due to Raptor Resources Holdings Inc. of $26,228 as of December 31, 2014 for various expenses paid on behalf of the Company by Raptor Resources Holdings Inc.

On November 27, 2013 the Company paid $30,000 as a year-end bonus to Lion Capital Group LLC (“LION”), a Wyoming LLC. Lion is equally owned by Tapiwa Gurupira, Al Pietrangelo, Dean Harrison and J. Louis Schlegel IV all of whom are directors and or officers of MAB-C.

Effective July 19, 2013 majority owner Raptor Resources Holdings Inc. issued 75,000 Preferred Series B to LION. This was awarded for the milestone achievement of obtaining the EIA license which provided for the commencement of mining operations at Dodge Mines.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

6.     Loan Payable – Related Party

Prior to deconsolidation as discussed in Note 3, for MAB-C, effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026) of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-C and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place.

On April 5, 2014, MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days. As of December 31, 2014 the balance with interest and fees was $48,990 ($8,990 of accrued interest) and is included in MAB-C’s records.

On April 28, 2014 Woolmoon Investments advanced MAB-Z $10,000 for current working capital at a rate 12% per annum.  During July, 2014 Woolmoon Investments advanced MAB-Z $1,000.  As of December 31, 2014 the balance with interest and fees was $11,859 ($859 of accrued interest)and is included in MAB-C’s records.

7.        Loan Payable – Other

Prior to deconsolidation as discussed in Note 3, for MAB-C, on May 2, 2014 MAB-Z entered into an open ended loan agreement with Gary Booth.  The Company received an advance of $10,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of December 31, 2014 the balance due was $10,810 and is included in MAB-C’s records.

On July 31, 2014 MAB-Z entered into and open ended loan agreement with Antony Kinsey and Kevin Hegarty.  The Company received an advance of $20,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of December 31, 2014 the balance due was $21,027 and is included in MAB-C’s records.

In July 2014 advance payments were made by Graham Roberts on behalf of MAB-Z in the amount of $6,000.  This loan is currently undocumented but is expected to be formalized in Q1 of 2015. Interest is currently being accrued at an annual rate of 12%.  The balance due without accrued interest was $6,000 and is included in MAB-C’s records.

In October 2014, MAB-Z, was advanced $2,500 from a group known as the Advisory Board.  This loan has is due on demand and is accruing interest at an annual rate of 12%. The balance at December 31, 2014 was $2,549 and is included in MAB-C’s records.

On December 10, 2014, MAB-Z, was advanced $40,000 from Wimfair Investments (PVT) Ltd. t/a Derbyshire Stone. This loan is due on demand and is accruing interest at an annual rate of 12%. The balance at December 31, 2014 was $40,015 and is included in MAB-Z’s records.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

8.       Warrants

Warrants granted to investors, brokers and other service providers are summarized as follows:

	Exercise	Date
Warrants	Price	Issued	Term
1,505,000	$0.15	Feb - Mar 2013	2 Years
1,600,000	$0.15	Apr - May 2013	2 Years

Total: 3,105,000

9.       Acquisition

Prior to deconsolidation as discussed in Note 3, for MAB-C, effective July 18, 2012, the Company acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

10.       Mining rights

After to deconsolidation as discussed in Note 3, for MAB-C, as of December 31, 2014 and 2013, the Company had the following in mining rights:

	2014	2013
Dodge Mines	$0	$433,000
Mining Development Cost	-	-
Less amortization and accretion expense	-	-

Total Mining Rights	$0	$433,000

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

11.        Asset Retirement Obligations

Prior to deconsolidation as discussed in Note 3, as of December 31, 2014, MAB-Z had recognized the following asset and liability for reclamation relative to the mining activities at the Dodge Mine:

Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability associated with MAB-Z's reclamation plan for our mining projects:

	December 31,	December 31,
	2014	2013
Long-term reclamation liability — beginning of period	$-	$-
Additional obligations incurred	83,350	-
Accretion of reclamation liability	-	-
Long-term reclamation liability — end of period	$83,350	$-

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	December 31,	December 31,
	2014	2013
Retirement obligation asset — beginning of period	$-	$-
Additional obligations incurred	83,350	-
Amortization of retirement obligation asset	-	-
Retirement obligation asset — end of period	$83,350	$-

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

12.        Stockholders’ Deficit

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the year ended December 31, 2014 the Company issued 110,000 shares of common stock for investor relations and accounting services rendered and to be rendered at a value of $7,300.  The Company also sold through private placement 100,000 common shares for a cash price of $5,000 ($.05/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.13% based on new issuances of common stock that year.

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

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

12.        Stockholders’ Deficit (Continued)

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

On June 29, 2012, the Company issued 79,078,817 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 13,510,752 shares of common stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. During 2011, the Company issued 10,992,831 shares of common stock (on a post-split basis) to Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.) representing 55% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 5,000,000 shares of their common stock to CCE in exchange for the guaranty to convert their debt to common stock of the Company post-split, upon the Company’s successful amendment to their charter which enabled them to increase the authorized shares to 500,000,000 allowing the issuance to CCE of 13,510,752 shares of the Company’s stock.

As of December 31, 2014, the Company has 140,458,392 shares issued and outstanding.

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

The Company’s total deferred tax assets and deferred tax liabilities were as follows at December 31:

	2014	2013
Deferred tax assets:
Non-benefited tax losses and credits	$28,024,755	$27,738,000
Total deferred tax assets	28,024,755	27,738,000
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	28,024,755	27,738,000
Valuation allowance	(28,024,755)	(27,738,000)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

The Company has federal and state net operating loss carryforwards of approximately $46,137,134 and $45,430,000, respectively expiring between 2026 and 2034, respectively.

Internal Revenue Code Section 382 imposes limitation on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership percentage of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years. The Company in June 2012 experienced a greater than 50% ownership change, so the rules of IRC section 382 apply.

At December 31, 2014 and 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

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

Prior to deconsolidation as fully described in Note 3, MAB-C and MAB-Z identified the following legal matters:

Mabwe Minerals Zimbabwe v. Base Minerals & 2 others (case HC6842/14) – Mabwe Minerals Zimbabwe (Private) Limited ("MAB-Z") is seeking damages in this case in the amount of $3,183,918 arising from the illegal occupation of the mine by the defendants.  This matter is waiting to be scheduled for argument.  Even though the occupation of the mine has been previously deemed illegal (HC1549/14) and therefore MAB-Z is thought to have reasonable basis for this suit, it is unclear that even if MAB-Z should prevail whether damages will be awarded and, if awarded, whether damages could be recovered.

Mabwe Minerals Zimbabwe v. Base Minerals Zimbabwe & ORS – MAB-Z has filed an application for joinder under HC10201, an application filed by Base Minerals Zimbabwe which is seeking an order to access the mine.  MAB-Z has not been named as a defendant in this action which has required this application for joinder.  This application is waiting to be scheduled for argument.  MAB-Z believes that it should be successful since it has already obtained a court order finding it is the actual owner of the mine.

Mabwe Minerals Zimbabwe v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate.  The tribute agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z.  MAB-Z believes that it is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which MAB-Z holds the actual certificates of ownership.  MAB-Z believes that this is a nuisance claim and is seeking to nullify the filing of this agreement.  MAB-Z further believes that no impairment is necessary as of December 31, 2014.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

14.    Commitments (Continued)

Current Litigation (continued)

Peter Valentine v. Mabwe Minerals Zimbabwe (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and MAB-Z believes that it is the lawful, free and clear owner of Dodge Mine Blocks 1-6.  This case was heard before the High Court of Zimbabwe and was dismissed with costs as of October 16, 2014.  As MAB-Z believed this suit to be a nuisance claim from the beginning MAB-Z still maintains that the facts of the case were rightly determined.  This case is under appeal with the Supreme Court under case SC/517-14 heard on November 24, 2014.  MAB-Z is currently awaiting determination of the appeal.  MAB-Z believes this appeal to be baseless and that no impairment is necessary as of December 31, 2014.

Land Lease Agreement

Prior to deconsolidation as discussed in Note 3, on May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights MAB-Z agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of MAB-Z and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.

Letter of Credit

Prior to deconsolidation as discussed in Note 3, on February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. MAB-Z was discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite. No update on these discussions are available as of the date of this filing.

MABWE MINERALS INC.
NOTES TO FINANCIAL STATEMENTS

15.       Securitized Loans

Prior to deconsolidation as discussed in Note 3, effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000.  As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000, further guaranteed by the shareholders of MAB-Z.  The loan originally was to be paid in monthly installments commencing in December 2013 in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies were due and payable in full.  The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds.  MAB-Z may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.

Subsequent to the restructuring, the account was over-drafted due to withdrawal of timely interest and principal payments as well as miscellaneous bank fees. The overdraft position as provided for in the agreement carries the banks minimum lending rate plus a 12% margin agreed to on the original loan upon acceptance.  Additionally, as provided in our agreement this overdraft position not being previously agreed and authorized carries a penalty interest rate of an additional 10%.  Additionally the bank reserves the right to increase or change the minimum rate during the term of this line at its sole discretion.  Currently the bank has assigned an additional premium of 3%.  This rate is a floating rate and is assigned at the discretion of the bank. MAB-Z continues to try to renegotiate the terms of this loan.

As of December 31, 2014, MAB-Z has reflected the entire amount in current liabilities. MAB-Z has expensed $110,862 for interest on this loan and the associated overdraft line of credit for the year ended December 31, 2014. The interest charged on the loan in the amount of $110,862 consists of $74,652 of standard loan interest and $36,210 of overdraft interest.  MAB-Z paid $104,870 in interest during the year ended December 31, 2014, most of which was reclassified as overdraft, leaving an interest payable balance of $5,991.

The overdrawn account as of December 28, 2014 amounted to $378,489. MAB-Z recorded all of the default interest and fees related to this loan as described above, and carry the $35,000 balance of the loan as a liability. Since the security on the loan agreement calls for unlimited guarantees to the shareholders, which is MAB-C as it owns 100% of MAB-Z, by virtue of the 49% investment; the Company has recognized the $413,489 as a liability on their balance sheet as guarantor in accordance with ASC 460-10. The Company believes that the other guarantees of this debt will be sufficient to cover any outstanding obligation prior to the financial institution coming after the shareholders of MAB-Z, however has recorded the liability.

This current overdraft position puts MAB-Z in default of that obligation which they continue to aggressively renegotiate.

16.           Subsequent Events

On January 22, 2015 the Company filed a Form 8-K stating that it had entered into a Letter of Intent to acquire the assets of Fonon Technologies, Inc., a diversified laser based system solutions private company providing comprehensive design, manufacturing, and technology products and services to aerospace, medical, defense, automotive, government, and Fortune 500 customers worldwide for over a quarter century.