Form 10-Q
period 2015-03-31
MABWE MINERALS INC.
filed 2015-05-12
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MABWE MINERALS INC.
(DBA FONON CORPORATION)
(Exact name of registrant as specified in its charter)

Wyoming	46-4222809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Rinehart Road
#1000, Lake Mary, FL 32746
 (Address of Principal Executive Offices)

(407) 477-5618
(registrant’s telephone number)

  41 Howe Lane
Freehold, New Jersey 07728
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

Large accelerate filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of April 30, 2015 there were 465,700,000 shares of the issuer’s common stock, $0.001 par value, outstanding.

-i-

MABWE MINERALS INC.
(DBA FONON CORPORATION)
BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$-	$840
Prepaid expenses	-	1,575
Inventory – WIP	414,365	-
Inventory – Finished Goods	806,277	-
Assets of discontinued operations	-	-
Total current assets	1,220,642	2,415

Fixed assets, net of depreciation	1,531,237	-

INTANGIBLE ASSETS
Software, trademarks and other Intangible assets, net of amortization	7,646,096	-
Total Intangible Assets	7,646,096	-

TOTAL ASSETS	$10,397,975	$2,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	57,363
Commitment - guaranty of debt - investee	-	413,489
Related Party Payable (Receivable) (Net)	-	26,228
Liabilities of discontinued operations	-	-
Current portion of securitized loan - current	-	-

Total current liabilities	-	497,080

TOTAL LIABILITIES	-	497,080

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 465,700,000 and 140,458,392 shares issued and outstanding	465,700	140,459
Additional paid-in capital	97,719,828	87,484,981
Additional paid-in capital - Warrants	552,223	177,266
Accumulated deficit	(88,339,776)	(88,297,371)

Total stockholders' equity (deficit)	10,397,975	(494,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,397,975	$2,415

The accompanying notes are an integral part of these condensed financial statements.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Continuing Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$29,870	$63,275
General and administrative	9,480	23,600
Depreciation, amortization and accretion	3,055	-

Total operating expenses	42,405	86,875

Loss from operations	(42,405)	(86,875)

OTHER (EXPENSE)
Interest expense	-	-

Total other (expense)	-	-

Loss before income taxes	(42,405)	(86,875)

Provision for income taxes	-	-

Net loss from continuing operations	$(42,405)	$(86,875)

Discontinued Operations:

Gain (loss) on disposal of discontinued operations	$-	$-
Loss from discontinued operations	-	(206,285)
Loss from discontinued oprations, net of tax	$-	$(206,285)

Net loss	$(42,405)	$(293,160)

Loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding	147,685,983	140,302,391
The accompanying notes are an integral part of these condensed financial statements.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,405)	$(293,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	3,055	199
Common stock issues for services	-	6,300
Change in fair value of investment	-	12,367
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,575	(22,817)
Accounts payable and accrued liabilities	36,935	(196,489)
Net cash used in operating activities	(840)	(493,600)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acqusition of fixed assets	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net of repayments	-	459,144
Repayments made on note payable	-	-
Net cash provided by financing activities	-	459,144
Net (decrease) in cash and cash equivalents	(840)	(34,456)
CASH - BEGINNING OF PERIOD	840	55,653
CASH - END OF PERIOD	$-	$21,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$57,617
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$-	$(1,455)
Goodwill acquired by related party payable	$-	$-
Prepaid expenses incurred as a result of issuance of common stock	$-	$6,300
Dodge Mines and related debt acquired from related party payable	$-	$-
Common stock issued for investment in Kinsey	$-	$-

Non-cash asset purchase from Fonon Technologies, Inc.

Purchase of inventory - Finish goods and work in process	$1,220,642	$-
Purchase of fixed assets - demo and trade show equipment	1,439,273	-
Purchase of fixed assets - office furniture	92,789	-
Purchase of software - infrastructure, operational and web development	364,042	-
Purchase of software for machines for resale	1,176,284	-
Other intangibles - customer database	676,000	-
Other intangibles - trademarks	35,000	-
Other intangibles - design and documentation	5,397,000	-
Total non-cash asset purchase	10,401,030	-

Stock issued for purchase of assets from Fonon Technologies, Inc. (at par)	$325,242	$-
Value of warrants issued to Al Pietrangeo	374,957	-
Additional paid in capital	9,700,831	-
Total non-cash consideration	$10,401,030	$-

Conversion of related party debt to additional paid in capital	$534,015	$-

The accompanying notes are an integral part of these condensed financial statements.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

The Company was a provider of integrated high-speed Ethernet switching systems which enable new emerging high bandwidth critical applications.  The data network market areas that the Company is targeting include video, storage, and Internet Protocol telephony and technology refresh.  The Company is currently focusing on the United States market.  Principal operations had commenced, although minimal revenues had been recognized to date.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

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

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Inc. ("Fonon Technologies"), Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 325,241,608 shares of its common stock, to give Fonon Technologies 65% ownership of Mambwe’s' capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.

The Company intends to focus on the business of 3D FUSION™ or 3D Laser Metal Sintering ("3D Laser Metal Printing"), an emerging additive metal nano powder manufacturing technology with a presence in numerous industries including medical, aerospace and defense.  3D Laser Metal Printing has diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

At closing, Mabwe transferred all of its assets and liabilities including the 49% ownership interest in MAB-C and all accounts payable and related party payables to Raptor Resources Holdings Inc. to a company controlled by Al Pietrangelo so the Company will now engage in the business of 3D Laser Metal Printing.  As a result of this transfer, Mabwe was left with no assets or liabilities other than the assets acquired in the Fonon Technologies acquisition. Effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board.  Mabwe now intends to initiate a 1:10 reverse stock split, issue to Fonon Technologies an additional 65,000,000 shares of Mabwe Common Stock to achieve ownership by Fonon Technologies of 97,524,161 shares or 85% of Mabwe's 115,000,000 post-split issued and outstanding shares of capital stock, which includes a warrant issued to Al Pietrangelo, former President of Mabwe, to purchase 12,500,000 shares of the Company's common stock for a period of two years at an exercise price of .001 per share. The 12,500,000 warrants were calculated as part of the purchase price, however will not be issued until the reverse stock split becomes effective. As a result of the March 30, 2015 transaction with Fonon Technologies, all operations related to the exploration stage business of Mabwe has been reflected as discontinued operations.

The potential conversion of all outstanding warrants and convertible Preferred Series B shares of Raptor Resources Holdings, Inc., in the amount of 35,900,000 would put the Company in an oversubscribed position resulting in a potential over issuance where the total number of shares issued and outstanding would be are 501,600,000, which is 1,600,000 shares greater than the authorized limit of 500,000,000.  As a result of the common stock equivalents exceeding the authorized limit, the 1,600,000 warrants have become a derivative liability as they do not meet the requirements for equity classification. The Company is willing to cover the issuance of shares from stock previously issued to Fonon Technologies, Inc. under the March 30, 2015 SPA to fulfill this obligation if there were not enough shares authorized to avoid any securities violations

Presentation as a Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has a loss from continuing operations of $42,405 and $86,875 for the three months ended March 31, 2015 and 2014, respectively.  The Company also has an accumulated deficit of $88,339,776 and a working capital deficit of $1,220,642  at March 31, 2015.

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

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

Presentation as a Going Concern (Continued)

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

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

Presentation as a Going Concern (Continued)

Corporations established under Zimbabwean law, must have a controlling ownership interest held by domestic parties. As a result of this statute, 51% of MAB-C was owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% held by the Company. MAB-C owned 100% of MAB-Z a domestic Zimbabwe corporation. MAB-Z was the owner of the majority of the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis. In late 2013, the ownership of the mining rights on the Dodge Mines came into question, with certain challengers of these rights commencing litigation against MAB-Z. Despite holding legal certificates of ownership of the Dodge Mines claims that MAB-Z had, the legal system in Zimbabwe is not as clear cut as to the ownership. Several of these lawsuits have been heard, with MAB-Z being victorious on each and every count. However, appeals continue to be filed, and the outcome of these appeals are not known, and with the Dodge Mine claims being in question, it has delayed exploration and future revenue streams from the barite that these claims are said to contain. When the Company entereded into this industry in Zimbabwe with the clear title to these Dodge Mine claims, the economic conditions in Zimbabwe were not as poor as they are today, and the relationship between the Company and the Gurupira’s was also on much better terms. In fact, Tapiwa up until December 28, 2014, was a director of the Company.

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

On March 30, 2015, the Company, entered into the SPA whereby transferred assets of Fonon Technologies valued at $10,401,030 allows the Company to focus operational efforts in the laser material processing and consumables business.  The Company’s business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries with diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies

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

With the March 30, 2015 the SPA whereby the transfer of performing assets by Fonon Technologies into the Company valued at $10,401,030 allows the Company to focus operational efforts in the laser material processing and consumables business.  The Company’s business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries with diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

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
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Pursuant to the March 30, 2015 SPA whereby the simultaneous asset purchase, the transfer of prior Company assets and liabilities to a company controlled by Al Pietrangelo and the Company’s direction to engage in the business of 3D Metal Laser Printing as well as the effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board there is no subsidiary parent arrangement.  The transferred assets of Fonon Technologies valued at $10,401,030 allow the Company to focus operational efforts in the laser material processing business.

Business Combination

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 325,241,608 shares of its common stock, to give Fonon Technologies 65% ownership of Mabwe’s capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.

The Company has reviewed the SPA for consideration as a business combination and for the application of pushdown accounting, In is review of this transaction the Company considered ASU No. 2014-17, “Business Combination”  and ASC 805-50 “Business Combinations: Related Issues” sections 25 “Recognition” and 30 “Initial Management”.  As prescribed in ASC 805-50-25-1 initial recognition of the purchase of assets for equity interest consideration shall be measured at the date of acquisition. The entities of the transaction were not under common control.

The Company has considered ASC 805-50-30 “Business Combinations: Related Issues - Initial Management” assets purchased rather than a business.  Under this provision the assets purchased are recognized at the cost to the acquiring entity.  In this case, the consideration of non-cash equity interest which was given in exchange for the assets is based upon the fair value of the assets acquired because it is more reliability measured.  This reliability is based on the uncertainty of true stock value subsequent to planned reverse spilt and the issuance of an additional 65,000,000 post-split shares of common stock to Fonon Technologies, Inc.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Business Combination (Continued)

In November 2014, the FASB issued ASU No. 2014-17, “Business Combination.” The provisions of ASU No. 2014-17 require management to determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements.  Under the SPA the acquirees’ acquisition was of a group of performing assets and not a disparate company.  As a result of the deconsolidation on December 28, 2014, the basis of account prior to and subsequently are not materially different.  As result of the SPA, the Company, Fonon Corporation will focus on the business of 3D Laser Metal Printing.  The Company has not elected to apply pushdown accounting in its separate financial statements upon occurrence of this event.

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

Property and Equipment

Property and equipment are recorded at fair value at the time of the SPA and are presented less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives. Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations.

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
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Unearned Revenue

Prior to deconsolidation as discussed in Note 3, when the Company was in the Exploration Stage, MAB-Z had yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by MAB-Z. This delay was due to MAB-Z’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process was the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock agreed to pay half of the face value upon delivery of the invoice. As of December 31, 2013, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount was expected to be recorded in MAB-Z as revenue once the initial 2,000 tons of minerals were delivered to the buyer. The second purchase order required MAB-Z to successfully produce the ordered quantity of an additional 10,000 tons after the jigging operations were to have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira. In addition, MAB-Z had recorded $3,740 of unearned revenue in December 2014 for stockpile inventory yet to be delivered to the customer.

Inventory

Prior to deconsolidation as discussed in Note 3, of MAB-C, inventories, including stockpiles and mineralized material were carried at the lower of cost or net realizable value. Cost was comprised of production costs for mineralized material produced and processed. Production costs included the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

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

Work in process inventory (Fonon Corporation) - Work in process inventory consists of inventory purchased under the SPA that was partially manufactured or not fully assembled as of the report date.  This equipment, machines, parts, frames, lasers or assemblies are items not ready for use or resale.  Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory.  Amounts in this account represent items at various stages of completion at the report date.

Finished goods inventory (Fonon Corporation) - Finished goods inventory consists of inventory purchased under the SPA that were fully manufactured, assembled or in salable condition,  Finished good inventory  is comprised of items that are complete and ready for commercial application without further cost other that delivery and setup. Finished goods inventory includes solar and other equipment, lasers, software, machines, parts or assemblies.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Inventory (continued)

Stockpile reserves

Prior to deconsolidation as discussed in Note 3, for MAB-C, Stockpiles represented mineralized material that had been extracted from the mine and is available for further processing. Stockpiles were measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages were verified by periodic surveys. Costs were allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. Through December 28, 2014, MAB-Z, had approximately 4,000 tons of barite in stockpile. We believed that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

MAB-Z was extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor. MAB-Z was actively in the process of trying to obtain necessary equipment to further refine the mineral to be able to attain and sell chemical grade barite. The additional process was to crushe and sift the extracted barite and allow for the removal of silica. The added step involved the process of jigging which separated particles in the raw barite based on specific gravity. This additional step in the process involved a large outlay of capital to acquire additional machinery to further refine the extraction and sift out unwanted minerals.

Site Development Cost

Prior to deconsolidation as discussed in Note 3, for MAB-C, site development costs consisted of labor, surveying, mapping, engineering, other site development and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

Extraction Cost

Prior to deconsolidation as discussed in Note 3, for MAB-C, extraction costs consisted of the direct expenses of mineral removal from the established site. These costs included drilling, blasting, the loading, hauling and management of stockpiles and waste by-product, mineral refinement and excavation. These direct costs were directly associated with the production of saleable material and the increase of stockpile reserves.

Compensated Absences

The Company does not currently have a policy concerning due to the fact that no full time employees exist under a time based compensation agreement.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of March 31, 2015.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

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

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

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

There was no stock based compensation recognized for the three months ended March 31, 2015 and 2014, respectively.

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded as their effect is anti-dilutive.  For the three months ended March 31, 2015 and 2014 basic and diluted earnings per share were the same as the Company has a loss.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

In November 2014, the FASB issued ASU No. 2014-17, “Business Combination.” The provisions of ASU No. 2014-17 require management to determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply 2 pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements (Continued)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s  financial statements.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Corporations established under Zimbabwean law, must have a controlling ownership interest held by domestic parties. As a result of this statute, 51% of MAB-C was owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% was held by the Company. MAB-C owned 100% of MAB-Z, a domestic Zimbabwe corporation. MAB-Z was the owner of the majority of the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis. In late 2013, the ownership of the mining rights on the Dodge Mines was challenged through litigation against MAB-Z. Despite holding legal certificates of ownership of the Dodge Mines claims that MAB-Z had, the legal system in Zimbabwe was not as clear cut as to the ownership. Several of these lawsuits were heard, with MAB-Z being victorious on each and every count. However, appeals continued to be filed, and the outcome of these appeals was not known, and with the Dodge Mine claims being in question, it delayed exploration and future revenue streams from the barite that was the subject of those claims. When the Company entered into the mining  industry in Zimbabwe with the clear title to these Dodge Mine claims, both the economic conditions in Zimbabwe as well as the relationship between the Company and the Gurupiras, was better than at the end of the first quarter of 2015. Tapiwa Gurupira was, until December 28, 2014, a director of the Company.

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

On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer hac the power to direct the activities that most significantly impacted MAB-C’s economic performance. The following table presents the assets and liabilities of the former VIE controlled company on the date of deconsolidation:

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

(a)
In addition, MAB-Z the wholly-owned subsidiary of MAB-C entered into a securitized loan with a financial institution in May 2013 in the amount of $420,000. Payments were being made in accordance with the term of the agreement, however, the financial institution automatically withdrew funds from MAB-Z’s bank accounts as payments were due, despite the fact that available funds were not in the account causing significant overdrafts. The overdrawn account as of December 28, 2014 amounted to $378,489. MAB-Z recorded all of the default interest and fees related to this loan, and carried the $35,000 balance of the loan as a liability. Since the security on the loan agreement called for unlimited guarantees to the shareholders, which was MAB-C as it owned 100% of MAB-Z, by virtue of the 49% investment, the Company  recognized the $413,489 as a liability on its balance sheet as guarantor in accordance with ASC 460-10. The Company believes that the other guarantees of this debt will be sufficient to cover any outstanding obligation prior to the financial institution coming after the shareholders of MAB-Z, however has recorded the liability.

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

Effective December 28, 2014, the Company’s deconsolidated MAB-C as a result of no longer having the power to direct the activities that most significantly impact MAB-C’s economic performance. The Company’s retained non-controlling investment in MAB-C at fair value at the date of deconsolidation amounted to $2,756,769, net of the loss related to the write-off of $1,965,036 and the recognition of liabilities related to the guarantee of the debt of MAB-C in the amount of $413,489, which nets to a gain of $387,244.  The Company’s share of the earnings or losses of the equity investee is reflected in the caption “Gain on deconsolidation, net of impairment of loan from MAB-C” in the statements of operations. Upon the transfer of the 49% ownership in MAB-C to another entity, the guaranty of debt transferred along with this. As a result, the $413,489 was converted to equity.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.     Deconsolidation of MAB-C and MAB-Z and Equity Investment (Continued)

The following table sets forth certain information about the Company’s Investment in MAB-C:

	% of Outstanding Shares	Carrying Amount of Investment

MAB-C at December 31, 2014	49%	$-

Gain on deconsolidation, net of impairment of loan from MAB-C

	Years Ended December 31,
	2014	2013

MAB-C	$387,244	$-

The Company recorded its share of MAB-C’s net gain using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to MAB-C and as such the Company shall not record additional share of losses of MAB-C upon reducing such investment to zero. There was no gain recognized during the three months ended March 31, 2014.

4.     Discontinued Operations – MAB-C

On March 30, 2015 the Company transferred its 49% interest in MAB-C to Mabwe Minerals Inc., a South Dakota corporation.  As a result of this this transfer the Company is now reflecting the formerly stated assets, liabilities, revenue, expenses, gains and losses as results from discontinued operations.  At December 31, 2014, as a result of the December 28, 2014 deconsolidation the Company had no assets or liabilities as a result of discontinued operations.  The Company had not, since inception, recognized any revenue from these discontinued operations.  Expenses from discontinued operations were the result of cost associated with site development activities as well as legal fees and court costs associated with the Company’s 49% investment in MAB-C.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.     Discontinued Operations – MAB-C (Continued)
MABWE MINERALS INC.
DBA FONON CORPORATION
STATEMENTS OF DISCONTINUED OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014	Change ($)	Change (%)

REVENUE, NET	$-	-	-	0%
COST OF SALES	-	-	-	0%
GROSS PROFIT	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%
Professional, consulting and marketing fees	-	12,418	(12,418)	-100%
Extraction Cost	-	130,738	(130,738)	-100%
Site Development Cost	-	16,996	(16,996)	-100%
Selling, General and administrative	-	17,749	(17,749)	-100%
Depreciation	-	199	(199)	-100%
Total operating expenses	-	178,100	(178,100)	-100%
Loss from operations	-	(178,100)	178,100	-100%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	-	(15,818)	15,818	-100%
Loss on Investment - W.G.B. Kinsey - Equity Method	-	(12,367)	12,367	-100%
Gain on deconsolidation, net of impairment of loan from MAB-C	-	-
Total other income (expense)	-	(28,185)	28,185	-100%
Income (loss) before income taxes	-	(206,285)	206,285	-100%
Income tax benefit	-	-	-	0%
NET INCOME (LOSS)	$-	$(206,285)	206,285	-100%

MABWE MINERALS INC.
(DBA FONON CORPORATION)
BALANCE SHEETS FROM DISCONTINUED OPERATIONS

(UNAUDITED)
	March 31, 2015	December 31, 2014

Assets of discontinued operations	-	-

Liabilities of discontinued operations	-	-

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.     Equity Investment - Kinsey

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

6.     Related Party Transactions

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

On November 27, 2013 the Company paid $30,000 as a year-end bonus to Lion Capital Group LLC (“LION”), a Wyoming LLC. Lion is equally owned by Tapiwa Gurupira, Al Pietrangelo, Dean Harrison and J. Louis Schlegel IV, all of whom were directors and/or officers of MAB-C.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.     Related Party Transactions (Continued)

Effective July 19, 2013 majority owner Raptor Resources Holdings Inc. issued 75,000 Preferred Series B to LION. This was awarded for the milestone achievement of obtaining the EIA license which provided for the commencement of mining operations at Dodge Mines.

7.     Loan Payable – Related Party

Prior to deconsolidation as discussed in Note 3, for MAB-C, effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026) of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2%, respectively. OTF is owned and controlled by a former director of MAB-C and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place.

On April 5, 2014, MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days. As of December 31, 2014 the balance with interest and fees was $48,990 ($8,990 of accrued interest) and is included in MAB-C’s records.

On April 28, 2014 Woolmoon Investments advanced MAB-Z $10,000 for current working capital at a rate 12% per annum.  During July, 2014 Woolmoon Investments advanced MAB-Z $1,000.  As of December 31, 2014 the balance with interest and fees was $11,859 ($859 of accrued interest) and is included in MAB-C’s records.

8.        Loan Payable – Other

Prior to deconsolidation as discussed in Note 3, for MAB-C, on May 2, 2014 MAB-Z entered into an open ended loan agreement with Gary Booth.  The Company received an advance of $10,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of December 31, 2014 the balance due was $10,810 and is included in MAB-C’s records.

On July 31, 2014 MAB-Z entered into and open ended loan agreement with Antony Kinsey and Kevin Hegarty.  The Company received an advance of $20,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of December 31, 2014 the balance due was $21,027 and was included in MAB-C’s records.

In July 2014 advance payments were made by Graham Roberts on behalf of MAB-Z in the amount of $6,000.  This loan is currently undocumented. Interest was being accrued at an annual rate of 12%.  The balance due without accrued interest was $6,000 and was included in MAB-C’s records.

In October 2014, MAB-Z, was advanced $2,500 from a group known as the Advisory Board.  This loan was due on demand and was accruing interest at an annual rate of 12%. The balance at December 31, 2014 was $2,549 and was included in MAB-C’s records.

On December 10, 2014, MAB-Z, received an advance of $40,000 from Wimfair Investments (PVT) Ltd. t/a Derbyshire Stone. This loan was due on demand and was accruing interest at an annual rate of 12%. The balance at December 31, 2014 was $40,015 and wass included in MAB-Z’s records.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

9.       Warrants

Warrants granted to investors and to former CEO, Al Pietrangelo, under terms of the asset purchase and change of control are summarized as follows:

Warrants	Exercise Price	Date Issued	Term
1,600,000	$0.15	Apr - Jun 2013	2 Years

Total: 1,600,000*

•
This total does not include the 12,500,000 warrants issued to Al Pietrangelo in the acquisition agreement with Fonon Technologies as the warrants are only issued upon the effective date of the intended reverse stock split. Those warrants have an exercise price of $0.001 and have an exercise period of two years.

The warrants do not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimated the fair value of the warrants on March 30, 2015, as this is the date the warrants were reclassified to liability classification, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $0 at March 30, 2015 (initial classification) and March 31, 2015 (end of reporting period), respectively. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

	March 31, 2015	March 30, 2015

Expected volatility	677%	677%
Expected term	.25 Years	0.25 Years
Risk-free interest rate	0.04%	0.04%
Expected dividend yield	0%	0%

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

10.       Acquisition

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

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer had the power to direct the activities that most significantly impacted MAB-C’s economic performance.

Fonon Asset purchase
On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 325,241,608 shares of its common stock, to give Fonon Technologies 65% ownership of all of Mabwe’s capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.

The Company intends to focus on the business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries including medical, aerospace and defense.  3D Laser Metal Printing has diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

Fonon Technologies, Inc. asset purchase for MBMI stock

Finish goods and work in process	$1,220,642
Fixed assets - demo and trade show equipment	1,439,273
Fixed assets - office furniture	92,789
Software - infrastructure, operational and web development	364,042
Software for machines for resale	1,176,284
Other intangibles - customer database	676,000
Other intangibles - trademarks	35,000
Other intangibles - design and documentation	5,397,000
Total non-cash asset purchase	10,401,030

Stock issued for purchase of assets from Fonon Technologies, Inc. (at par)	$325,242
Value of warrants issued to Al Pietrangeo	374,957
Additional paid in capital	9,700,831
Total non-cash consideration	$10,401,030

As part of the SPA, former CEO, Al Pietrangelo, was granted 12,500,000 warrants exercisable for two years at an exercise price of $0.001 per share. These warrants will be granted upon the effective reverse stock split, however, they have been included in the Fonon Technologies acquisition price.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

11.       Mining rights

After to deconsolidation as discussed in Note 3, for MAB-C, as of March 31, 2015 and December 31, 2014, the Company had no value in mining rights.

12.        Asset Retirement Obligations

Prior to deconsolidation as discussed in Note 3, as of December 31, 2014, MAB-Z had recognized the following asset and liability for reclamation relative to the mining activities at the Dodge Mine:

Long-Term Reclamation Liability and Retirement Obligation Asset

Following is a reconciliation of the aggregate reclamation liability (ARO) associated with MAB-Z's reclamation plan for our mining projects:

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

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance. As of March 31, 2015, there is no change to the value of the ARO on the Company’s financial statements.

13.        Stockholders’ Equity (Deficit)

Preferred Convertible Series B Stock (RRHI)

As of March 31, 2015, Raptor Resources Holdings Inc. (“RRHI”) had authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of MBMI common stock in addition to 25 shares of its own common stock.  Prior to the SPA RRHI held a majority of the Company’s outstanding and issued common shares on a fully diluted basis.

During the three months ended March 31, 2015, there were no sales of RRHI Preferred Convertible Series B Stock.

During the three months ended March 31, 2015, no shares of RRHI Preferred Convertible Series B Stock were converted to shares of common stock in MBMI.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Stockholders’ Equity (Deficit) (Continued)

Preferred Convertible Series B Stock (RRHI) (Continued)

As of March 31, 2015, RRHI had 1,372,000 shares of RRHI Preferred Convertible Series B Stock issued and outstanding which if converted would result in the issuance of 34,300,000 common shares of MBMI.  There have been no conversions RRHI Preferred Convertible Series B Stock as of March 31, 2015.

Common Stock

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

During the three months ended March 31, 2015 the Company issued 325,241,608 shares of common stock to bring the total issued and outstanding shares to 465,700,000.

The potential conversion of all outstanding warrants and convertible Preferred Series B shares of Raptor Resources Holdings, Inc., in the amount of 35,900,000 would put the Company in an oversubscribed position resulting in a potential over issuance where the total number of shares issued and outstanding would be are 501,600,000, which is 1,600,000 shares greater than the authorized limit of 500,000,000.  As a result of the common stock equivalents exceeding the authorized limit, the 1,600,000 warrants have become a derivative liability as they do not meet the requirements for equity classification. The Company is willing to cover the issuance of shares from stock previously issued to Fonon Technologies, Inc. under the March 30, 2015 SPA to fulfill this obligation if there were not enough shares authorized to avoid any securities violations.

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

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Stockholders’ Equity (Deficit) (Continued)

Common Stock

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

As of March 31, 2015, the Company has 465,700,000 shares issued and outstanding.

14.       Income Taxes

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

The Company’s total deferred tax assets and deferred tax liabilities were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Non-benefited tax losses and credits	$28,038,325	$28,024,755
Total deferred tax assets	28,038,325	28,024,755
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	28,038,325	28,024,755
Valuation allowance	(28,038,325)	(28,024,755)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized. The Company has federal and state net operating loss carryforwards of approximately $46,150,704 and $46,137,134, respectively expiring between 2026 and 2035, respectively.

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

At March 31, 2015 and December 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

15.    Commitments

Land Lease Agreement

Prior to deconsolidation as discussed in Note 3, on May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights MAB-Z agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of MAB-Z and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z were to be made in quarterly installments of $17,500 (or $70,000 per year). The agreement had a total value of $1,400,000.

Letter of Credit

Prior to deconsolidation as discussed in Note 3, on February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. MAB-Z was discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite. No update on these discussions is available as of the date of this filing.

16.       Securitized Loans

Prior to deconsolidation as discussed in Note 3, effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000.  As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000, further guaranteed by the shareholders of MAB-Z.  The loan originally was to be paid in monthly installments commencing in December 2013 in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies were due and payable in full.  The interest rate on the loan was 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds.  MAB-Z may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015.

Subsequent to the restructuring, the account was over-drafted due to withdrawal of timely interest and principal payments as well as miscellaneous bank fees. The overdraft position as provided for in the agreement carries the banks minimum lending rate plus a 12% margin agreed to on the original loan upon acceptance.  Additionally, as provided in our agreement this overdraft position not being previously agreed and authorized carried a penalty interest rate of an additional 10%.  Additionally the bank reserved the right to increase or change the minimum rate during the term of this line at its sole discretion.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

16.       Securitized Loans (Continued)

Currently the bank has assigned an additional premium of 3%.  This rate was a floating rate and was assigned at the discretion of the bank. MAB-Z continued to try to renegotiate the terms of this loan.

As of December 31, 2014, MAB-Z reflected the entire amount in current liabilities. MAB-Z expensed $110,862 for interest on this loan and the associated overdraft line of credit for the year ended December 31, 2014. The interest charged on the loan in the amount of $110,862 consisted of $74,652 of standard loan interest and $36,210 of overdraft interest.  MAB-Z paid $104,870 in interest during the year ended December 31, 2014, most of which was reclassified as overdraft, leaving an interest payable balance of $5,991.

The overdrawn account as of December 28, 2014 amounted to $378,489. MAB-Z recorded all of the default interest and fees related to this loan as described above, and carry the $35,000 balance of the loan as a liability. Since the security on the loan agreement called for unlimited guarantees by the shareholders, which was MAB-C as it owned 100% of MAB-Z, by virtue of the 49% investment the Company had recognized the $413,489 as a liability on their balance sheet as guarantor in accordance with ASC 460-10. The Company believed that the other guarantors of this debt would be sufficient to cover any outstanding obligation prior to the financial institution asserting any claims for the debt owed by the shareholders of MAB-Z.  As a result of the transfer of the 49% interest in MAB-C to another company, the $413,489 guaranty was converted to equity as the Company no longer guaranteed the repayment of any debt associated with the securitized loan.

This current overdraft position puts MAB-Z in default of that obligation which it continued to aggressively renegotiate.

17.           Subsequent Events

On April 15, 2015 20,000 shares of Raptor Resources Holdings Inc. (RRHI) Preferred Convertible Series B Stock were converted. This stock is convertible into 50 shares of RRHI common stock and 25 shares of Mabwe Minerals Inc. common stock after a one year holding period is met.  The issuance of these 500,000 shares of the Company’s common stock are pending issuance by the transfer agent and have yet to be issued and are not reflected in any of the issued and outstanding figures in this report.  As a result of this conversion the issued and outstanding shares of Company stock would be 466,200,000.

Effective April 16, 2015 the Company received approval from the State of Wyoming for a trade name change to do business as "Fonon Corporation".

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

Upon the completion of this acquisition transaction, we changed our name to Raptor Networks Technology, Inc., terminated our EDGAR filing services operations and, by and through our subsidiary Raptor, became engaged in the data network switching industry.  At that time we focused on the design, production and sale of standards-based, proprietary high-speed network switching technologies.  We financed the development of our technology through the sale of a series of convertible notes which matured prior to the time that we were able to generate sufficient revenues to pay the principal and accrued interest upon their maturity.

On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes payable from the previous note holders in an outside transaction.

On July 5, 2011, we entered into an agreement with CCE, dated effective as of July 1, 2011, whereby the Company granted CCE an exclusive, worldwide, perpetual, irrevocable, fully paid, transferrable and sublicensable right and license in and to all of the Company’s intellectual property, including, but not limited to, all of the Company’s registered patents and patent applications (the “IP License”).  The IP License was exclusive even as to the Company, such that the Company no longer had any continuing rights in or to any of its intellectual property.

In consideration of the IP License, the Company received from CCE a one-time, lump-sum cash payment in the amount of $384,000 (the “Cash Payment”).  Subject to any consents or approvals that may have been required from CCE as holder of the Company’s senior notes (described below), the Company employed the Cash Payment over the next two or three months to settle amounts owing to certain or all of the Company’s junior creditors and to wind down the Company’s operations.

On July 6, 2011, CCE, holder of all of the Company’s senior notes, provided the Company notice of default under the senior notes, declaring all amounts thereunder due and payable in full, and of CCE’s intent to exercise its rights and remedies as a secured lender against the Company’s assets.

On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale (the “Public Sale”) of substantially all of the Company’s assets, including, but not limited to, the Company’s inventory, equipment, machinery, intellectual property, accounts receivable and other intangibles (collectively, the “Assets”).  CCE was the only bidder at the Public Sale, acquiring all of the Assets for a credit bid in the amount of $100,000.  The remaining balance of the senior notes in the amount of approximately $11,300,000 remains as an outstanding obligation of the Company.

On August 1, 2011, the Company terminated the lease of its existing facility effective August 31, 2011.

As a result of the Public Sale, the Company retained no material assets with which to continue its operations.  The Company continued to wind down over the next month.  Also as disclosed in the Prior Report, in addition to facilitating the Company’s wind-down efforts, and again subject to any consents or approvals that may be required from CCE as holder of the Company’s senior notes, the Company was seeking companies or businesses with an interest in utilizing the Company as a “public shell” vehicle.

On August 19, 2011 the Company signed a non-binding letter of intent for a merger transaction with Lantis Laser Inc.

On December 5, 2011, the Company entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (the “Agreement”), with Lantis Laser Inc. (LLSR.PK) (“Lantis”) pursuant to which the Company agreed to issue Lantis 109,928,311 shares of the Company’s common stock (“Company Shares”) in exchange for 5,000,000 shares of unregistered Lantis common stock.  Upon issuance, the Company Shares represented approximately 55% of the Company’s total issued and outstanding common stock.
 The Agreement was part of a series of contemplated transactions whereby, after issuance of the Company Shares, Lantis and the Company effected a 1:10 reverse stock split of the Company’s common stock and subsequently the Company issued Lantis additional shares of the Company’s common stock so that after the reverse stock split Lantis owned approximately 80% of the Company’s total issued and outstanding shares of common stock.

Among other terms of the Agreement, the Company’s officers, Thomas Wittenschlaeger (President and CEO) and Bab Van Leyen (CFO) and directors, Thomas Wittenschlaeger (Chairman), Ken Bramlett and Larry L. Enterline (including all members of all committees of the Board), resigned on December 16, 2011 upon closing of the Agreement and were replaced by Al Pietrangelo, the sole Lantis appointee to the Board who also served as the sole executive officer of the Company.  In addition, we changed our domicile from the State of Colorado to the State of Wyoming and changed our name to Mabwe Minerals Inc.  We increased our authorized shares of common stock from 200 million to 500 million.

On March 30, 2015, we entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Inc. ("Fonon"), Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 325,241,608 shares of its common stock, to give Fonon 65% ownership of all issued and outstanding shares of Mabwes' capital stock on a fully diluted basis in exchange for certain assets of Fonon valued at approximately $10 million that Fonon uses in its laser material processing business. The potential conversion of all outstanding warrants and convertible Preferred Series B shares of Raptor Resources Holdings, Inc., in the amount of 35,900,000 would put the Company in an oversubscribed position resulting in a potential over issuance where the total number of shares issued and outstanding would be are 501,600,000, which is 1,600,000 shares greater than the authorized limit of 500,000,000.  Since the warrant exercise prices exceed the current price of the Company's share price this is an unlikely event but, to avoid any potential breach of contract as a result of the common stock equivalents exceeding the authorized limit, the 1,600,000 warrants have become a derivative liability as they do not meet the requirements for equity classification. The Company is willing to cover the issuance of shares from stock previously issued to Fonon Technologies, Inc. under the March 30, 2015 SPA to fulfill this obligation if there were not enough shares authorized to avoid any contractual violations.

Fonon intends for the Company to focus on the business of 3D FUSION™ or 3D Laser Metal Sintering ("3D Laser Metal Printing"), an emerging additive metal nano powder manufacturing technology with a presence in numerous industries including medical, aerospace and defense.  3D Laser Metal Printing has diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

At closing, Mabwe transferred all of its assets and liabilities to a company controlled by Al Pietrangelo so the Company will now engage in the business of Fonon.  Effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board.  We now intend to initiate a 1:10 reverse stock split, issue to Fonon an additional 65,000,000 shares of our Common Stock to achieve ownership by Fonon of 97,524,161 shares or 85% of our 115,000,000 post-split issued and outstanding shares of capital stock, which includes a warrant issued to Al Pietrangelo, former President of Mabwe, to purchase 12,500,000 shares of the Company's common stock for a period of two years at an exercise price of .001 per share.

The Company's executive offices are now at 400 Rinehart Road, #1000, Lake Mary, FL 32746.

Going Concern Qualification

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  There is an accumulated deficit of $88,339,776.  The Company had no revenues as of March 31, 2015.

            On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

On March 30, 2015, the Company, entered into the SPA whereby transferred assets of Fonon Technologies valued at $10,401,030 allows the Company to focus operational efforts in the laser material processing and consumables business.  The Company’s business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries with diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

 The Company believes that through the effectuation of these assets as well as the ability to in the future obtain funding through securitizations, private placement stock issuances and/or other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

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

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Pursuant to the March 30, 2015 SPA whereby the simultaneous asset purchase, the transfer of prior Company assets and liabilities to a company controlled by Al Pietrangelo and the Company’s direction to engage in the business of 3D Metal Laser Printing as well as the effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board there is no subsidiary parent arrangement.  The transferred assets of Fonon Technologies valued at $10,401,030 allow the Company to focus operational efforts in the laser material processing business.

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

Inventory

Prior to deconsolidation as discussed in Note 3, of MAB-C, inventories, including stockpiles and mineralized material were carried at the lower of cost or net realizable value. Cost was comprised of production costs for mineralized material produced and processed. Production costs included the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

In-process Inventories - In-process inventories represent mineralized materials that were currently in the process of being converted to a certifiable lot of saleable product through the extraction and/or refinement process. The value of in-process material was measured based on assays of the material fed into the process and the projected recoveries of material.  In-process inventories were valued at the average cost of the material extracted along with all other necessary cost to feed into the process attributable to the source material coming from the mines and/or stockpiles plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventories - Finished goods inventories included minerals that were certified in quantifiable lots that require no further processing or capital expenditure other than loading and transport related activities from to transfer title or complete the earnings cycle. These minerals were valued per lot at the average cost of their production.

Work in process inventory (Fonon Corporation) – Work in process inventory consists of inventory purchased under the SPA that was partially manufactured or not fully assembled as of the report date.  This equipment, machines, parts, frames, lasers or assemblies are items not ready for use or resale.  Costs were accumulated as work in process until sales ready items were complete when it was moved to finished goods inventory.  Amounts in this account represented  items at various stages of completion at the report date.

Finished goods inventory (Fonon Corporation) -  Finished goods inventory consists of inventory purchased under the SPA that were fully manufactured, assembled or in salable condition,  Finished good inventory  is comprised of items that are complete and ready for commercial application without further cost other that delivery and setup. Finished goods inventory includes solar and other equipment, lasers, software, machines, parts or assemblies.

Stockpile reserves

       Prior to deconsolidation as discussed in Note 3, for MAB-C, Stockpiles represented mineralized material that had been extracted from the mine and were available for further processing. Stockpiles were measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages were verified by periodic surveys. Costs were allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. Through December 28, 2014, MAB-Z, had approximately 4,000 tons of barite in stockpile. We believed that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

MAB-Z was extracting API grade barite from the Dodge Mine site and as requested and desired by its master distributor. MAB-Z was actively in the process of trying to obtain necessary equipment to further refine the mineral to be able to attain and sell chemical grade barite. The additional process crushes and sifts the extracted barite and allows for the removal of silica. The added step involved the process of jigging which separates particles in the raw barite based on specific gravity. This additional step in the process involved a large outlay of capital to acquire additional machinery to further refine the extraction and sift out unwanted minerals.

Site Development Cost

Prior to deconsolidation as discussed in Note 3, for MAB-C, site development costs consisted of labor, surveying, mapping, engineering, other site development and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

Extraction Cost

Prior to deconsolidation as discussed in Note 3, for MAB-C, extraction costs consisted of the direct expenses of mineral removal from the established site. These costs included drilling, blasting, the loading, hauling and management of stockpiles and waste by-product, mineral refinement and excavation. These direct costs were directly associated with the production of saleable material and the increase of stockpile reserves.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of March 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

Asset Retirement Obligation

Prior to deconsolidation as discussed in Note 3, as of December 31, 2014, MAB-Z had recognized the an asset and liability for reclamation relative to the mining activities at the Dodge Mine.

The Company’s mining and exploration activities were subject to the laws and regulations of the nation of Zimbabwe in respect to governing the protection and restoration of the environment. These laws and regulations are subject to change, possibly resulting in more restrictive measures. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

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

Due to the transfer of the Company’s interest there will be no future reclamation costs  At March 31, 2015 and December 31, 2014, $0 was recognized and accrued for reclamation costs relating to asset retirement obligation guidance.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth selected financial data regarding our operating results for our continuing operating for the three months ended March 31, 2015 and 2014.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014	Change ($)	Change (%)

REVENUE, NET	$-	-	-	0%
COST OF SALES	-	-	-	0%
GROSS PROFIT	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%
Professional, consulting and marketing fees	29,870	63,275	(33,405)	-53%
Extraction Cost	-	-	-	0%
Site Development Cost	-	-	-	0%
Selling, General and administrative	9,480	23,600	(14,120)	-60%
Depreciation	3,055	-	3,055	0%
Total operating expenses	42,405	86,875	(44,470)	-51%
Loss from operations	(42,405)	(86,875)	44,470	-51%
OTHER INCOME (EXPENSE)
Other Income (Expense)	-	-	-	0%
Total other income (expense)	-	-	-	0%
Income (loss) before income taxes	(42,405)	(86,875)	44,470	-51%
Income tax benefit	-	-	-	0%
NET INCOME (LOSS)	$(42,405)	$(86,875)	44,470	-51%

Net Revenues

There were no revenues from operations for the three ended March 31, 2015 and 2014.  As a result of the deconsolidation, fully described in Note 3, MAB-C was deconsolidated as a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance whereby the Company exited the exploration stage and became a development stage company. During the three months ended March 31, 2015 and 2014 the Company did not recognize any revenue from discontinued operations.

Gross Profit

There was no gross profit from operations for the three months ended March 31, 2015 and 2014.  There was no gross profit from discounted operations for the three months ended March 31, 2015 and 2014.

Operating Expenses

The decrease in operating expenses for the three ended March 31, 2015 compared to the same period of 2014 was $44,470. The decreased expense resulted from lower professional and general administrative costs having to do with decreased expenditures as a result of lower support of the Company’s support of its investment in MAB-C as well as investor relations activities.

The breakdown of expenses of the Company are broken down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three months ended March 31, 2015 and 2014.  There were no salary and salary-related expenses from discontinued operations for the three months ended March 31, 2015 and 2014.

Professional, consulting and marketing fees

Professional, consulting and marketing fees from continuing operations decreased $33,405 to $29,870 from $63,275 due largely in investor relations and consulting fees no being incurred.  The expenses incurred in the quarter were primarily legal and accounting fees.

Selling, General and Administrative

 Selling, general and administrative expenses (SG&A) from continuing operations decreased $14,120 to $9,480 from $23,600 due largely to a reduction of travel and meals expense commensurate with loss of control over MAB-C.

Net Other Expense

There were no net other expense from continuing operations for the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Our independent registered public accounting firm has qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for the year ended December 31, 2014.  Reports of independent registered public accounting firms questioning a company's ability to continue as a going concern generally are viewed very unfavorably by analysts and investors.  There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent and the diversion of the attention of executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business.  We urge potential investors to review the report of our independent registered public accounting firm included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and our condensed financial statements and related notes included in this Report, the cautionary statements included in the “Risk Factors” section under Item 1A of our Form 10-K for the year ended December 31, 2014 this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us, or to maintain an investment in us.

Since our inception we have realized no revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of March 31, 2015, we had a deficit in working capital of $1,220,642.

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

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 325,241,608 shares of its common stock, to give Fonon Technologies 65% ownership of Mambwe’s' capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.  As a result of the purchase the Company believes that they are well positioned to be successful and remove doubt as a going concern.

We had a cash balance of $0 at March 31, 2015 compared to $840 at December 31, 2014.

Our cash used in operating activities significantly decreased to $840 for the three months ended March 31, 2015 from $493,600 for the same period in 2014. The major reason for this was the result of the transfer of all liabilities to RRHI in accordance with the SPA dated March 30, 2015. All debts incurred prior to the SPA have been transferred away from the Company as of March 30, 2015.

 We had no cash flows from investing activities for the three months ended March 31, 2015 and 2014.

Our cash flows provided by financing activities for the three months ended March 31, 2015 were $0 compared to $459,144 for the same period in 2014, the result of related party proceeds of $459,144.

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

Changes in Internal Control over Financial Reporting.   During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls.   Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

MABWE MINERALS INC. (DBA FONON CORPORATION)

Date May 12, 2015	By:	/s/ Dmitriy Nikitin
Dmitriy Nikitin, Chief Executive Officer, (principal executive officer), /s/Carlos Gonzalez
Carlos Gonzalez, Chief Financial Officer (principal financial and accounting officer)