Form 10-Q
period 2015-06-30
MABWE MINERALS INC.
filed 2015-08-19
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, JUNE 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

As of August 11, 2015 there were 46,570,145 shares (post-split) of the issuer’s common stock, $0.001 par value, outstanding.

-i-

MABWE MINERALS INC.
(DBA FONON CORPORATION)
BALANCE SHEETS

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$-	$840
Prepaid expenses	-	1,575
Inventory – WIP	414,365	-
Inventory – Finished Goods	806,277	-
Assets of discontinued operations	-	-
Total current assets	1,220,642	2,415

Fixed assets, net of depreciation	1,458,190	-

INTANGIBLE ASSETS
Software, trademarks and other Intangible assets, net of amortization	7,440,360	-
Total Intangible Assets	7,440,360	-

TOTAL ASSETS	$10,119,192	$2,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,185	$57,363
Related Party Payable (Receivable) (Net)	3,937	-
Commitment - guaranty of debt - investee	-	413,489
Related Party Payable (Receivable) (Net)	-	26,228
Liabilities of discontinued operations	-	-

Total current liabilities	41,122	497,080

TOTAL LIABILITIES	41,122	497,080

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized;
46,570,000 and 14,045,839 shares issued and outstanding	46,570	14,046
Additional paid-in capital	98,137,498	87,609,934
Additional paid-in capital - Warrants	553,683	178,726
Accumulated deficit	(88,659,681)	(88,297,371)

Total stockholders' equity (deficit)	10,078,070	(494,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,119,192	$2,415

The accompanying notes are an integral part of these condensed financial statements.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Continuing Operations:
OPERATING EXPENSES
Professional, consulting and marketing fees	$39,350	$33,573	$69,220	$99,680
Extraction cost	-	-	-	-
Site development and reclamation cost	-	12,000	-	12,000
General and administrative	1,772	3,343	11,252	24,821
Depreciation, amortization and accretion	278,783	-	281,838	-

Total operating expenses	319,905	48,916	362,310	136,501

Loss from operations	(319,905)	(48,916)	(362,310)	(136,501)

OTHER INCOME
Interest Income	-	622	-	1,330

Total other Income	-	622	-	1,330

Loss before income taxes	(319,905)	(48,294)	(362,310)	(135,171)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	$(319,905)	$(48,294)	$(362,310)	$(135,171)

Discontinued Operations:

Gain (loss) on disposal of discontinued operations
Loss from discontinued operations	$-	$(146,356)	$-	$(352,641)
Loss from discontinued oprations, net of tax	$-	$(146,356)	$-	$(352,641)

Net loss	$(319,905)	$(194,650)	$(362,310)	$(487,812)

Loss per share
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	30,757,148	14,194,304	46,570,000	14,034,303

The accompanying notes are an integral part of these condensed financial statements.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,310)	$(293,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	281,838	199
Common stock issues for services	-	6,300
Change in fair value of investment	-	12,367
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,575	(22,817)
Accounts payable and accrued liabilities	78,057	(196,489)
Net cash used in operating activities	(840)	(493,600)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acqusition of fixed assets	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net of repayments	-	459,144
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	459,144
Net (decrease) in cash and cash equivalents	(840)	(34,456)
CASH - BEGINNING OF PERIOD	840	55,653
CASH - END OF PERIOD	$-	$21,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$57,617
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$-	$(1,455)
Goodwill acquired by related party payable	$-	$-
Prepaid expenses incurred as a result of issuance of common stock	$-	$6,300
Dodge Mines and related debt acquired from related party payable	$-	$-
Common stock issued for investment in Kinsey	$-	$-

Non-cash asset purchase from Fonon Technologies, Inc.

Purchase of inventory - Finish goods and work in process	$1,220,642	$-
Purchase of fixed assets - demo and trade show equipment	1,439,273	-
Purchase of fixed assets - office furniture	92,789	-
Purchase of software - infrastructure, operational and web development	364,042	-
Purchase of software for machines for resale	1,176,284	-
Other intangibles - customer database	676,000	-
Other intangibles - trademarks	35,000	-
Other intangibles - design and documentation	5,397,000	-
Total non-cash asset purchase	10,401,030	-

Stock issued for purchase of assets from Fonon Technologies, Inc. (at par)	$325,242	$-
Value of warrants issued to Al Pietrangeo	374,957	-
Additional paid in capital	9,700,831	-
Total non-cash consideration	$10,401,030	$-

Conversion of related party debt to additional paid in capital	$534,015	$-

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

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented. On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with the Staff Accounting Bulletin (“SAB”) Topic 4C.

The Company was incorporated under the laws of the state of Colorado on January 22, 2001 under the name Pacific InterMedia, Inc. (“Pacific”).

On October 17, 2003, Pacific completed a business combination transaction with Raptor Networks Technology, Inc. (“Raptor”), a closely-held California corporation, through acquisition of all of the issued and outstanding common stock of Raptor in exchange for authorized but previously unissued restricted common stock of Pacific.  Immediately prior to completion of the acquisition transaction, Pacific had a total of 403,400 post reverse split adjusted shares of its common stock issued and outstanding comprised of 103,400 registered shares held by approximately 25 stockholders and 300,000 shares of restricted stock held by Pacific’s founder and sole officer and director.

As a material aspect of the acquisition, Pacific re-acquired and cancelled the 300,000 restricted shares as consideration for transfer of its remaining assets consisting of cash and office equipment to the officer and director, leaving only the registered common stock, 103,400 shares, as all of its issued and outstanding capital stock prior to completion of the Raptor acquisition.

Pursuant to terms of the acquisition agreement, all of the issued and outstanding common stock of Raptor, 1,916,126 post reverse split adjusted shares, was acquired by Pacific, share-for-share, in exchange for its authorized but previously unissued common stock.  Upon completion of the acquisition, Raptor became a wholly owned subsidiary of Pacific and the Raptor shareholders became shareholders of Pacific.  Unless otherwise indicated, all references in these financial statements to “the Company” include Pacific and its wholly owned subsidiary, Raptor.  All intercompany transactions have been eliminated in consolidation.  On December 3, 2003, Pacific changed its name to Raptor Networks Technology, Inc.

The acquisition transaction was treated as a reverse merger, with Raptor considered the accounting acquirer.

The Company was a provider of integrated high-speed Ethernet switching systems which enabled new emerging high bandwidth critical applications.  The data network market areas that the Company was targeting included video, storage, and Internet Protocol telephony and technology refresh.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 1.    Organization and Basis of Presentation (Continued)

The Company’s service contract with a Government prime contractor was almost depleted as of March 31, 2011 and consequently, revenues for the quarter was close to zero.  Taking into account the status of the U.S. Government budget at that time and the fact that the Company no longer has any rights in or to its intellectual property, the Company was no longer able to generate future revenue in that line of business.

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

All of the convertible notes payable of the Company had matured and the Company did not pay the principal balances and accrued interest at maturity or thereafter.  The note holders exercised their right as a secured lender against the Company’s assets and held a public foreclosure sale of substantially all of the Company’s assets and acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes on August 1, 2011.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company was seeking companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with an interested party for a possible merger.  This transaction was completed in December 2011, when Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) acquired an 80.14% controlling equity stake in the Company. In addition to Raptor Resources Holdings Inc. issuing 5,000,000 shares of their common stock to CCE, they were issued 10,992,831 shares in the Company to attain a 55% ownership as of December 31, 2011. The Company filed a Form 14C to amend its charter to increase the authorized shares of common stock of the Company to 5,0000,000 shares, and the Company then issued an additional, 7,907,882 shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 1,351,075 shares of common stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock on a post-split basis. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted after the Company then engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued 1 share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. Then again, on July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected on a post-split basis in accordance with the SAB Topic 4C.

Effective with the change in control and conversion of notes and liabilities to equity, the Company entered the exploration stage on June 29, 2012.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 2.5 common shares of Mabwe Minerals Inc. for every share of Series B Preferred Stock post reverse split adjusted, both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-Z will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-Z. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

The Company formally, on September 30, 2012, appointed Tapiwa Gurupira, a 50% stakeholder of MAB-Z as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-C became the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. At that time, the Company determined that MAB-C would be a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and therefore consolidated the results of that entity into the Company’s financial statements.

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

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Inc. ("Fonon Technologies"), Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 32,524,161 shares of its common stock, to give Fonon Technologies 65% ownership of Mambwe’s' capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business. On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4C.

On April 16, 2015 the Company received approval from the State of Wyoming for a trade name change to do business as "Fonon Corporation".

On May 7, 2015 our Board of Directors approved and, on June 10, 2015, the holders of a majority of our voting capital stock approved a change of name of the Company to Fonon Corporation, a change of the Company's domicile from Wyoming to Delaware and adoption of a new Certificate of Incorporation, effective August 20, 2015.

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

At closing, Mabwe transferred all of its assets and liabilities including the 49% ownership interest in MAB-C and all accounts payable and related party payables to Raptor Resources Holdings Inc. to a company controlled by Al Pietrangelo so the Company will now engage in the business of 3D Laser Metal Printing.  As a result of this transfer, Mabwe was left with no assets or liabilities other than the assets acquired in the Fonon Technologies acquisition. Effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board.  Effective July 29, 2015 the Company executed 1:10 reverse stock split, and intends to issue Fonon Technologies an additional 65,000,000 shares of Mabwe Common Stock to achieve ownership by Fonon Technologies of 97,524,161 shares or 85% of Mabwe's 115,000,000 post-split issued and outstanding shares of capital stock, which includes a warrant issued to Al Pietrangelo, former President of Mabwe, to purchase 12,500,000 shares of the Company's common stock for a period of two years at an exercise price of .001 per share. The 12,500,000 warrants were calculated as part of the purchase price, however will not be issued until the reverse stock split becomes effective. As a result of the March 30, 2015 transaction with Fonon Technologies, all operations related to the exploration stage business of Mabwe have been reflected as discontinued operations.

Presentation as a Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has a loss from continuing operations of $362,310 and $487,812 for the six months ended June 30, 2015 and 2014, respectively.  The Company also has an accumulated deficit of $88,659,681 and a working capital surplus of $1,179,520 at June 30, 2015 due to the acquisition of the inventory.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

Presentation as a Going Concern (Continued)

On August 1, 2011 CCE exercised its right as a secured lender against the Company’s assets since the Company was unable to pay its outstanding notes that were due and payable and held a public foreclosure sale of substantially all of the Company’s assets. CCE acquired all of these assets at a price of $100,000, which price was credited against the outstanding notes.  As a result of the public sale on August 1, 2011, the Company retained no material assets with which to continue its operations.  The Company sought companies or businesses with an interest in utilizing the Company as a public shell vehicle and in August 2011 signed a non-binding Letter of Intent with Raptor Resources Holdings Inc. (formerly Lantis Laser Inc. (OTCQB: RRHI) which on June 28, 2012 consummated the acquisition of an 80.14% controlling equity interest in the Company. Raptor Resources Holdings Inc. issued 500,000 post reverse split adjusted shares of their common stock to CCE and itself received 1,099,283 (post reverse split adjusted) shares in the Company to attain a 55.52% ownership as of June 28, 2012. The Company filed a Schedule 14C that was effective June 28, 2012 to amend its charter to increase the authorized shares of common stock of the Company to 500,00,000 shares. The Company issued 7,907,882 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and issued 1,351,075 shares of common stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. These convertible notes previously issued to CCE by Raptor Networks Technology, Inc. were converted after the Company engaged in a 1:10 reverse stock split.  On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4c.

Simultaneous with the first reverse stock split the company was renamed Mabwe Minerals Inc. (“Mabwe” or “the Company”.) Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued one share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis.

Prior to deconsolidation, the Company had classified all of the expenses associated with extraction as period expenses.  MAB-Z never made a shipment of barite and incurred significant cost relative to a startup mining company. Additionally, the incremental expense of either hiring an additional staff member or contracting with an outside party to have our lots certified and qualified in lots and specific grades of materials would have been significant and cost prohibitive. No one in the MAB-Z received a regular salary and was not in the position to bring on a staff member or incur the expense of routinely contracting with a qualified geologist or an otherwise expert in the field of classification and certification of barite as related to certain grades of qualities. Overall capital investment was substantial and MABZ  was  minimizing  its  cash  expenditures  prior  to  generating positive operational cash flow it is the intent of management to minimize cash outflow to only critical expenditures.

Additionally, the grade of mineral that MAB-Z currently had stockpiled was not the desired grade of Steinbock, Mab-Z's master distributer. Although management believed that the mineral in the form to be a saleable grade of the commodity MAB-Z neither had the current capacity to further refine the mineral to an acceptable grade nor the ability to find another buyer for it.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation (Continued)

Presentation as a Going Concern (Continued)

Corporations established under Zimbabwean law, must have a controlling ownership interest held by domestic parties. As a result of this statute, 51% of MAB-C was owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% held by the Company. MAB-C owned 100% of MAB-Z a domestic Zimbabwe corporation. MAB-Z was the owner of the majority of the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis. In late 2013, the ownership of the mining rights on the Dodge Mines was challenged in litigation against MAB-Z. Despite MAB-Z holding legal certificates of ownership of the Dodge Mines claims the law of Zimbabwe was not as clear cut as to the ownership. Several of these lawsuits were heard, with MAB-Z being victorious on each and every count. However, appeals continued to be filed, and since the outcome of these appeals were not known, and with the Dodge Mine claims being in question, it delayed exploration and future revenue streams from the barite that these claims were said to contain. When the Company entered into the mining industry in Zimbabwe with what management believed was clear title to these Dodge Mine claims, the economic conditions in Zimbabwe were better than in late 2014, and the relationship between the Company and Tapiwa Gurupira was on much better terms. Until December 28, 2014, Tapiwa Gurupira was a director of the Company.

In 2012, despite not having voting control of MAB-C, the entire five member board of directors of MAB-C was acting as a cohesive unit in the best interest of the Company, and  the Company had met both conditions of the VIE model, and therefore recognized MAB-C as a VIE and consolidated MAB-C into the Company’s financial statements under ASC 810. During late 2014, culminating on December 28, 2014, it became evident to the Company, that the relationship with the board members located in Africa and the board members located in the USA for MAB-C had soured. The cohesiveness that embodied the prior two years was not there, and the funding of the operations in Africa had stopped. Essentially, the power to direct the activities that most significantly impacted MAB-C’s economic performance had terminated. As of December 28, 2014, the Company had considered that the investment of MAB-C was no longer a VIE, and thus would be considered an equity investment under ASC 970-323.

On December 28, 2014, the Company deconsolidated MAB-C, a VIE, on the basis that the Company no longer had the power to direct the activities that most significantly impacted MAB-C’s economic performance.

On March 30, 2015, the Company, entered into the SPA whereby transferred assets of Fonon Technologies valued at $10,401,030 allowing the Company to focus operational efforts in the laser material processing and consumables business.  The Company’s business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries with diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

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

The Company had adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns. As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer had the power to direct the activities that most significantly impact MAB-C’s economic performance.

As a result of the deconsolidation, the Company exited the exploration stage and became a development stage company.

Under the terms of the March 30, 2015 SPA the transfer of performing assets by Fonon Technologies into the Company valued at $10,401,030 allowing the Company to focus operational efforts in the laser material processing and consumables business.  The Company’s business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries with diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics.  3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

Principles of Consolidation

Mabwe Minerals Inc. on July 18, 2012, acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) through the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock.

Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 2.5 common shares (post reverse split adjusted) of Mabwe Minerals Inc. for every share of Series B Preferred Convertible Stock both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira (50%) with the remaining portion owned by Asswell Gurupira (1%). MAB-Z will be the operating arm of Mabwe Minerals, Inc., with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Summary of Significant Accounting Policies (Continued)

Principles of Consolidation (Continued)

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owned 100% of MAB-Z and 25% of Kinsey, which as of October 1, 2014, was returned to Kinsey, as fully described in Note 3. The Company owned a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C was held by a former director of the Company, Zimbabwean resident, Tapiwa Gurupira (50% ownership), with the remaining portion owned by Asswell Gurupira (1% ownership). MAB-C up through December 28, 2014, was the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C.

MAB-C was a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and was therefore consolidated.

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance.

Pursuant to the March 30, 2015 SPA, (i) the Company sold its assets and liabilities to a company controlled by Al Pietrangelo, (ii) the Company acquired assets to engage in the business of 3D Metal Laser Printing and (iii) Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board.  There is no subsidiary-parent arrangement between that new company controlled by Al Pietrangelo and the Company. The transferred assets of Fonon Technologies valued at $10,401,030 allows the Company to focus operational efforts in the laser material processing business.

Business Combination

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 32,524,161 shares of its common stock (post reverse split adjusted), to give Fonon Technologies 65% ownership of Mabwe’s capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.

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

MAB-Z was extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor. MAB-Z was actively in the process of trying to obtain necessary equipment to further refine the mineral to be able to attain and sell chemical grade barite. The additional process was to crush and sift the extracted barite and allow for the removal of silica. The added step involved the process of jigging which separated particles in the raw barite based on specific gravity. This additional step in the process involved a large outlay of capital to acquire additional machinery to further refine the extraction and sift out unwanted minerals.

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of June 30, 2015.

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

There was no stock based compensation recognized for the three and six months ended June 30, 2015 and 2014, respectively.

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded as their effect is anti-dilutive.  For the three and six months ended June 30, 2015 and 2014 basic and diluted earnings per share were the same as the Company has a loss.

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

On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impacted MAB-C’s economic performance. The following table presents the assets and liabilities of the former VIE controlled company on the date of deconsolidation:

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

The Company recorded its share of MAB-C’s net gain using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to MAB-C and as such the Company shall not record additional share of losses of MAB-C upon reducing such investment to zero. There was no gain recognized during the three months ended March 31, 2015. On March 30, 2015 the Company transferred its 49% interest in MAB-C to Mabwe Minerals Inc., a South Dakota corporation.

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
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4.     Discontinued Operations – MAB-C (Continued)

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF DISCONTINUED OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)	2015	2014	Change ($)	Change (%)

REVENUE, NET	$-	$-	$-	0%	$-	$-	$-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	-	20,471	(20,471)	-100%	-	32,889	(32,889)	-100%
Extraction Cost	-	78,552	(78,552)	-100%	-	209,290	(209,290)	-100%
Site Development Cost	-	17,600	(17,600)	-100%	-	34,596	(34,596)	-100%
Selling, General and administrative	-	15,666	(15,666)	-100%	-	33,415	(33,415)	-100%
Depreciation	-	199	(199)	-100%	-	398	(398)	-100%
Total operating expenses	-	132,488	(132,488)	-100%	-	310,588	(310,588)	-100%
Loss from operations	-	(132,488)	132,488	-100%	-	(310,588)	310,588	-100%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	-	(13,868)	13,868	-100%	-	(29,686)	29,686	-100%
Loss on Investment - W.G.B. Kinsey - Equity Method	-	-	-	0%	-	(12,367)	12,367	-100%
Gain on deconsolidation, net of impairment of loan from MAB-C	-	-			-	-	-	0%
Total other income (expense)	-	(13,868)	13,868	-100%	-	(42,053)	42,053	-100%
Income (loss) before income taxes	-	(146,356)	146,356	-100%	-	(352,641)	352,641	-100%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$-	$(146,356)	$146,356	-100%	$-	$(352,641)	$352,641	-100%

MABWE MINERALS INC.
(DBA FONON CORPORATION)
BALANCE SHEETS FROM DISCONTINUED OPERATIONS

(UNAUDITED)
	June 30, 2015	December 31, 2014

Assets of discontinued operations	-	-

Liabilities of discontinued operations	-	-

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.     Equity Investment - Kinsey

On October 29, 2012, the Company, MAB-C, and Kinsey entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 500,000 post reverse split adjusted shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Originally, under the contract should the value of the 500,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company would have issued additional shares of common stock to achieve that value for Kinsey. The Equity Exchange Agreement was later revised on December 5, 2013 to exclude this provision of the issuance of the additional shares. The common shares issued have been initially valued at $500,000, as the price of MBMI common stock was trading at $1.00 per share post reverse split adjusted.

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

The Kinsey investment was treated as an equity investment under ASC 970-323. In accordance with ASC 970-323 as an equity method investment, investments in less than 50% interest in the voting securities of the investee company in which the Company has significant influence are accounted for using the equity method of accounting. Investment in equity investee is increased by additional investments and earnings and decreased by dividends and losses. The Company reviews such Investment in equity investee for impairment whenever events and circumstances indicate a decline in the recoverability of its carrying value. As there was no value in this investment, and the Company had built up extensive accrued costs related to the exploration of the Dodge Mines and Kinsey’s business was failing due to the economic condition in Africa, effective October 1, 2014, MAB-C and Kinsey agreed to exchange the 25% ownership in Kinsey back to Kinsey in exchange for the accrued exploration costs (net of prepaid withholding fees) in the amount of $478,014. In this transaction, Kinsey gets to keep the 500,000 post reverse split adjusted  shares of the Company. As a result of the transaction, Kinsey is no longer an investment on the books of MAB-C.

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

On June 1, 2015 the Company entered into a non-interest bearing note with majority stockholder Fonon Technologies Inc. (“Fonon Technologies”) in the amount of $10,000.  Since the Company currently has no bank account they have no way to effectively receive funds.  In light of this circumstance, Fonon Technologies is paying bills on behalf of the Company.  The balance in this related party payable as of June 30, 2015 was $3,937.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

9.       Warrants

Warrants to be granted to former CEO, Al Pietrangelo, under terms of the asset purchase and change of control are summarized as follows:

●
12,500,000 warrants issued to Al Pietrangelo in the acquisition agreement with Fonon Technologies as the warrants are issued upon the effective date of the reverse stock split, July 29, 2015. Those warrants have an exercise price of $0.001 and have an exercise period of two years.

Warrant activity for the six months ended June 30, 2015
(post reverse split adjusted)

Warrants issued and outstanding as of December 31, 2014	160,000

Warrants Issued	12,500,000

Warrant Expired	(160,000)

Warrants issued and outstanding as of June 30, 2015	12,500,000

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

Fonon Asset Purchase
On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 32,524,161 post reverse split adjusted shares of its common stock, to give Fonon Technologies 65% ownership of all of Mabwe’s capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.

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

Fonon Technologies, Inc. asset purchase for MBMI stock

Finish goods and work in process	$1,220,642
Fixed assets - demo and trade show equipment	1,439,273
Fixed assets - office furniture	92,789
Software - infrastructure, operational and web development	364,042
Software for machines for resale	1,176,284
Other intangibles - customer database	676,000
Other intangibles – trademarks	35,000
Other intangibles - design and documentation	5,397,000
Total non-cash asset purchase	$10,401,030

Stock issued for purchase of assets from Fonon Technologies, Inc. (at par)	$325,242
Value of warrants issued to Al Pietrangeo	374,957
Additional paid in capital	9,700,831
Total non-cash consideration	$10,401,030

As part of the SPA, former CEO, Al Pietrangelo, was granted 12,500,000 warrants exercisable for two years at an exercise price of $0.001 per share. These warrants will be granted upon the effective reverse stock split, however, they have been included in the Fonon Technologies acquisition price.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

11.       Mining rights

After to deconsolidation as discussed in Note 3, for MAB-C, as of June 30, 2015 and December 31, 2014, the Company had no value in mining rights.

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

As fully described in Note 3, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance. As of June 30, 2015, there is no change to the value of the ARO on the Company’s financial statements.

13.        Stockholders’ Equity (Deficit)

Preferred Convertible Series B Stock (RRHI)

As of June 30, 2015, Raptor Resources Holdings Inc. (“RRHI”) had authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 2.5 shares (post reverse split adjusted) of MBMI common stock for every share of Preferred Convertible Series B in addition to 25 shares of its own common stock.  Prior to the SPA RRHI held a majority of the Company’s outstanding and issued common shares on a fully diluted basis. On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4C.

During the six months ended June 30, 2015, there were no sales of RRHI Preferred Convertible Series B Stock.

During the six months ended June 30, 2015, 230,000 of RRHI Preferred Convertible Series B Stock were converted to shares of common stock in MBMI. The issuance of the resultant 575,000 (post reverse split adjusted) shares of the Company’s common stock are pending issuance by the transfer agent and have yet to be issued and are not reflected in any of the issued and outstanding figures in this report.  As a result of this conversion the issued and outstanding shares of Company stock would be 47,145,145.  An additional 145 post reverse split shares were create due to rounding where the Company chose not to issue fractional share.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Stockholders’ Equity (Deficit) (Continued)

Preferred Convertible Series B Stock (RRHI) (Continued)

As of June 30, 2015, RRHI had 1,142,000 shares of RRHI Preferred Convertible Series B Stock issued and outstanding which if converted would result in the issuance of 2,855,000 post reverse split adjusted common shares of MBMI.  There have been no conversions RRHI Preferred Convertible Series B Stock as of June 30, 2015.

Common Stock

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4C.

During the six months ended June 30, 2015 the Company issued 32,524,161 post reverse split adjusted shares of common stock to bring the total issued and outstanding shares to 46,570,000.

During the year ended December 31, 2014 the Company issued 11,000 post reverse split adjusted shares of common stock for investor relations and accounting services rendered and to be rendered at a value of $7,300.  The Company also sold through private placement 10,000 post reverse split adjusted common shares for a cash price of $5,000 ($.50/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.13% based on new issuances of common stock that year.

During the year ended December 31, 2013, the Company issued 667,764 post reverse split shares of stock through private placement for cash in the amount of $880,500. 310,500 post reverse split adjusted warrants were issued with these placements, exercisable for 1 year at a price of $1.50 per share. The Company also issued 159,000 post reverse split adjusted shares of its common stock for accounting, promotional and public relation services rendered and to be rendered at a value of $187,487. The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.22% based on new issuances of common stock that year.

During the year ended December 31, 2012, the Company issued: 500,000 post reverse split adjusted shares of common stock through private placement for cash in the amount of $250,000; 500,000 post reverse split adjusted shares of common stock valued at $500,000 to purchase for MAB-C, a 25% ownership in Kinsey per the Equity Exchange Agreement; 659,000 post reverse split adjusted shares of common stock valued at $152,375 for services rendered and to be rendered; and 300,000 post reverse split shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc. The controlling interest percentage of Raptor Resources Holdings Inc, was 68.25%.

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
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Stockholders’ Equity (Deficit) (Continued)

Common Stock

On June 29, 2012, the Company issued 7,907,882 post reverse split reverse adjusted shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80.14%, and simultaneously issued 1,351,075 post reverse split adjusted shares of common stock to CCE in consideration for the conversion of the convertible notes outstanding to common stock. During 2011, the Company issued 1,099,283 post reverse spilt adjusted shares of common stock (on a post-split basis) to Raptor Resources Holdings Inc. (f/k/a Lantis Laser Inc.) representing 55% of the Company. The transaction was treated as an equity transaction, and Raptor Resources Holdings Inc. issued 500,000 post reverse split adjusted shares of their common stock to CCE in exchange for the guaranty to convert their debt to common stock of the Company post-split, upon the Company’s successful amendment to their charter which enabled them to increase the authorized shares to 50,000,000 allowing the issuance to CCE of 1,351,075 shares of the Company’s stock.

As of June 30, 2015, the Company has 46,570,000 post reverse split adjusted shares issued and outstanding.

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

The Company’s total deferred tax assets and deferred tax liabilities were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Non-benefited tax losses and credits	$103,347	$28,024,755
Total deferred tax assets	103,347	28,024,755
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	103,347	28,024,755
Valuation allowance	(103,347)	(28,024,755)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized. The Company has federal and state net operating loss carryforwards of approximately $103,347 expiring in 2035.

Internal Revenue Code Section 382 imposes limitation on our ability to utilize net operating losses if we experience an ownership change and for the NOL’s acquired in the acquisitions of subsidiaries.  An ownership change may result from transactions increasing the ownership percentage of 5% or greater stockholders in the stock of the corporation by more than 50 percentage points over a three-year period.  The value of the stock at the time of an ownership change is multiplied by the applicable long-term tax exempt interest rate to calculate the annual limitation.  Any unused annual limitation may be carried over to later years. The Company in June 2012 and March 2015 experienced a greater than 50% ownership change, so the rules of IRC section 382 apply.

At June 30, 2015 and December 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

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

17.           Subsequent Events

On July 29, 2015 the Company, notified its stockholders of record that stockholders holding approximately 65% of the voting power have approved, by written consent in lieu of a special meeting on June 10, 2015 the following proposals:

Proposal 1	To amend the Articles of Incorporation to effect a reverse stock split of the common stock, $.001 par value, of the Company by a ratio of one-for-ten
Proposal 2	To change the domicile of the Company from Wyoming to Delaware

Proposal 3	To change the name of the Company to Fonon Corporation

The Company adopted of a new Certificate of Incorporation in place of its former Articles of Incorporation by written consent of our Board of Directors and the holders of a majority of our issued and outstanding voting securities in lieu of a special meeting. On May 7, 2015 our Board of Directors approved and, on June 10, 2015 the holders of a majority of our voting capital stock approved a change of name of the Company to Fonon Corporation, a change of the Company's domicile from Wyoming to Delaware and adoption of a new Certificate of Incorporation.

Stockholders who beneficially own an aggregate of 32,524,161 post reverse split adjusted shares of our Common Stock, or approximately 69% of the 46,570,000 issued and outstanding shares of our Common Stock are the “Consenting Stockholders” or 65% of our capital stock on a fully diluted basis.  The Consenting Stockholders have the power to vote all of their shares of our Common Stock, which number constitutes the majority of the issued and outstanding shares of our Common Stock.  The Consenting Stockholders have consented to the proposed action set forth herein and had and have the power to pass the proposed corporate action without the concurrence of any of our other stockholders.  On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4C.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

17.           Subsequent Events (Continued)

The par value of the Common Stock will not be changed in connection with the reverse split. The reverse split will be realized simultaneously and in the same ratio for all shares of the common stock. All holders of Common Stock will be affected uniformly by the Reverse Split, which will have no effect on the proportionate holdings of any of our stockholders, except for possible changes due to the treatment of fractional shares resulting from the Reverse Split. In lieu of issuing fractional shares, the Company will round up in the event a stockholder would be entitled to receive less than one share of Common Stock  as a result of the Reverse Split. In addition, the split will not affect any holder of Common Stock’s proportionate voting power (subject to the treatment of fractional shares), and all shares of Common Stock will remain fully paid and non-assessable. The number of authorized and issued shares of the Company’s various series of preferred stock will not be affected in any way by the Reverse Split. The reverse split resulted in the issuance of 145 shares of common stock being issued.

The Financial Regulatory Authority (“FINRA”) has notified us that for purposes of trading on the OTCQB that the Reverse Split and name change was effective August 20, 2015.

The following chart reflects the changes in our capital structure following the reverse split, the top row reflecting the pre-split capital structure and the bottom row reflecting the post-split capital structure:

Authorized Shares of Common Stock	Issued and Outstanding Shares	Reserved but Unissued	Available for Issuance
500,000,000	465,700,000	0	34,300,000
500,000,000	46,570,000	0	453,430,000

Reasons for the Reverse Split

The primary purpose for effecting the Reverse Split is to increase the number of available shares under the Stock Purchase Agreement to allow the Company to issue to Fonon Technologies an additional 65,000,000 shares of our common stock on a post-split basis split to achieve ownership by Fonon Technologies of 97,524,161 shares or 85% of the Company's 115,000,000 post-split issued and outstanding shares of capital stock on a fully diluted basis, which includes a warrant issued to Al Pietrangelo, former President of the Company, to purchase 12,500,000 shares of the Company's common stock for a period of two years at an exercise price of $0.001 per share.

The reverse split the number of authorized but unissued shares of our common stock relative to the number of issued shares of Common Stock will be increased. This increased number of authorized but unissued shares of common stock could be issued by the board without further stockholder approval, which could result in dilution to the holders of the common stock. The increased proportion of unissued authorized shares to issued shares could also, under certain circumstances, have an anti-takeover effect. For example, the issuance of a large block of common stock could dilute the ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction. The reverse split is not being proposed in response to any effort of which the company is aware to accumulate shares of common stock or obtain control of the Company.

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

        On December 5, 2011, the Company entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (the “Agreement”), with Lantis Laser Inc. (LLSR.PK) (“Lantis”) pursuant to which the Company agreed to issue Lantis 10,992,831 post reverse adjusted shares of the Company’s common stock (“Company Shares”) in exchange for 500,000 post reverse split adjusted shares of unregistered Lantis common stock.  Upon issuance, the Company Shares represented approximately 55% of the Company’s total issued and outstanding common stock.  On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with Staff Accounting Bulletin (“SAB”) Topic 4C.

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

On March 30, 2015, we entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Inc. ("Fonon"), Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 32,524,161 post reverse split shares of its common stock, to give Fonon 65% ownership of all issued and outstanding shares of Mabwes' capital stock on a fully diluted basis in exchange for certain assets of Fonon valued at approximately $10 million that Fonon uses in its laser material processing business. The potential conversion of all outstanding warrants and convertible Preferred Series B shares of Raptor Resources Holdings, Inc., would increase the issued and outstanding shares by the amount of 3,430,000.

On April 16, 2015 the Company received approval from the State of Wyoming for a trade name change to do business as "Fonon Corporation".

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

At closing, Mabwe transferred all of its assets and liabilities to a company controlled by Al Pietrangelo so the Company will now engage in the business of Fonon.  Effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board.  We now intend to initiate a 1:10 reverse stock split, issue to Fonon an additional 65,000,000 shares of our Common Stock to achieve ownership by Fonon of 97,524,161 shares or 85% of our 115,000,000 post-split issued and outstanding shares of capital stock, which includes a warrant issued to Al Pietrangelo, former President of Mabwe, to purchase 12,500,000 shares of the Company's common stock for a period of two years at an exercise price of $0.001 per share.

The Company's executive offices are now at 400 Rinehart Road, #1000, Lake Mary, FL 32746.

On May 7, 2015 our Board of Directors approved and, on June 10, 2015 the holders of a majority of our voting capital stock approved a change of name of the Company to Fonon Corporation, a change of the Company's domicile from Wyoming to Delaware and adoption of a new Certificate of Incorporation.

Going Concern Qualification

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  There is an accumulated deficit of $88,659,681.  The Company had no revenues as of June 30, 2015.

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of June 30, 2015.

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

Due to the transfer of the Company’s interest there will be no future reclamation costs  at June 30, 2015 and December 31, 2014, $0 was recognized and accrued for reclamation costs relating to asset retirement obligation guidance.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The following table sets forth selected financial data regarding our operating results for our continuing operating for the three and six months ended June 30, 2015 and 2014.  This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)	2015	2014	Change ($)	Change (%)

REVENUE, NET	$-	-	-	0%	$-	$-	-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	39,350	33,573	5,777	17%	69,220	99,680	(30,460)	-31%
Extraction Cost	-	-	-	0%	-	-	-	0%
Site Development Cost	-	12,000	(12,000)	-100%	-	12,000	(12,000)	-100%
Selling, General and administrative	1,772	3,343	(1,571)	-47%	11,252	24,821	(13,569)	-55%
Depreciation	278,783	-	278,783	0%	281,838	-	281,838	0%
Total operating expenses	319,905	48,916	270,989	554%	362,310	136,501	225,809	165%
Loss from operations	(319,905)	(48,916)	(270,989)	554%	(362,310)	(136,501)	(225,809)	165%
OTHER INCOME (EXPENSE)
Other Income (Expense)	-	622	(622)	-100%	-	1,330	(1,330)	-100%
Total other income (expense)	-	622	(622)	-100%	-	1,330	(1,330)	-100%
Income (loss) before income taxes	(319,905)	(48,294)	(271,611)	562%	(362,310)	(135,171)	(227,139)	168%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$(319,905)	$(48,294)	(271,611)	562%	$(362,310)	$(135,171)	(227,139)	168%

Net Revenues

There were no revenues from operations for the three and six months ended June 30, 2015 and 2014.  As a result of the deconsolidation, fully described in Note 3, MAB-C was deconsolidated as a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance whereby the Company exited the exploration stage and became a development stage company.

Gross Profit

There was no gross profit from operations for the three and six months ended June 30, 2015 and 2014.

Operating Expenses

The increase in operating expenses for the three and six months ended June 30, 2015 compared to the same period of 2014 was $270,989 and $255,809, respectively. The increased expense resulted from higher depreciation and amortization of fixed and intangible assets acquired under the asset purchase agreement between Mabwe Minerals and Fonon Technologies Inc. dated March 30, 2015

    The breakdown of expenses of the Company are broken down as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and six months ended June 30, 2015 and 2014.

Professional, consulting and marketing fees

Professional, consulting and marketing fees from continuing operations increased from $33,573 to $39,350 for the three and six months ended June 30, 2015.  Professional, consulting and marketing fees from continuing operations decreased from $99,680 to $69,220 due largely in investor relations and consulting fees not being incurred.  The expenses incurred in the quarter were primarily legal and accounting fees.

Selling, General and Administrative

 Selling, general and administrative expenses (SG&A) from continuing operations decreased from $3,343 and $24,821 for the three and six months end June 30, 2015 to $1,772 and from $11,252 for the same period in the prior year due largely to a reduction of travel and meals expense commensurate with loss of control over MAB-C.

Net Other Expense

There were no net other expense from continuing operations for the three and six months ended June 30, 2015 and 2014.

RESULTS OF DISCONTINUED OPERATIONS

Comparison of Results of Discontinued Operations for the Three and Six Months Ended June 30, 2015 and 2014

    The following table sets forth selected financial data regarding our results for our discontinued operations for the three and six months ended June 30, 2015 and 2014. This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

MABWE MINERALS INC.
(DBA FONON CORPORATION)
STATEMENTS OF DISCONTINUED OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)	2015	2014	Change ($)	Change (%)

REVENUE, NET	$-	$-	$-	0%	$-	$-	$-	0%
COST OF SALES	-	-	-	0%	-	-	-	0%
GROSS PROFIT	-	-	-	0%	-	-	-	0%
OPERATING EXPENSES
Salary expense and salary related costs	-	-	-	0%	-	-	-	0%
Professional, consulting and marketing fees	-	20,471	(20,471)	-100%	-	32,889	(32,889)	-100%
Extraction Cost	-	78,552	(78,552)	-100%	-	209,290	(209,290)	-100%
Site Development Cost	-	17,600	(17,600)	-100%	-	34,596	(34,596)	-100%
Selling, General and administrative	-	15,666	(15,666)	-100%	-	33,415	(33,415)	-100%
Depreciation	-	199	(199)	-100%	-	398	(398)	-100%
Total operating expenses	-	132,488	(132,488)	-100%	-	310,588	(310,588)	-100%
Loss from operations	-	(132,488)	132,488	-100%	-	(310,588)	310,588	-100%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	-	(13,868)	13,868	-100%	-	(29,686)	29,686	-100%
Loss on Investment - W.G.B. Kinsey - Equity Method	-	-	-	0%	-	(12,367)	12,367	-100%
Gain on deconsolidation, net of impairment of loan from MAB-C	-	-			-	-	-	0%
Total other income (expense)	-	(13,868)	13,868	-100%	-	(42,053)	42,053	-100%
Income (loss) before income taxes	-	(146,356)	146,356	-100%	-	(352,641)	352,641	-100%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$-	$(146,356)	$146,356	-100%	$-	$(352,641)	$352,641	-100%

Net Revenue from Discontinued Operations

    There were no revenues from discontinued operations for the three and six months ended June 30, 2015 and 2014.

Gross Profit

    There was no gross profit from discontinued operations for the three and six months ended June 30, 2015 and 2014.

Expenses from Discontinued Operations

    There were no expenses from discontinued operations for the three and six months ended June 30, 2015.  The expenses from discontinued operations for the three and six months ended June 30, 2014 were  was $132,488 and $310,588, respectively. These costs resulted from activities to support MAB-C.   As a result of the deconsolidation, fully described in Note 3, MAB-C was deconsolidated as a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance whereby the Company exited the exploration stage and became a development stage company.

    The breakdown of expenses of the Company are broken down as follows:

Salary Expenses

    There were no salary and salary-related expenses from discontinued operations for the three and six months ended June 30, 2015 and 2014.

Professional, consulting and marketing fees

    Professional, consulting and marketing fees from discontinued operations were $0 for the three and six months ended June 30, 2015 compared to $20,471 to $32,889 for the same period in the prior year. Professional, consulting and marketing fees resulted from activities to support MAB-C.

Selling, General and Administrative

    Selling, general and administrative expenses (SG&A) from discontinued operations $0 for the three and six months ended June 30, 2015 compared to $15,666 to $33,415 for the same period in the prior year. Professional, consulting and marketing fees resulted from activities to support MAB-C.

Net Other Expense

    Net other expense from discontinued operations was $0 for the three and six months ended June 30, 2015 compared to the 13,868 and 42,053 for the same period in the prior year.  The 2014 expense was related to interest expense of MAB-C and loss on investment in W.G.B. Kinsey accounted for using the equity method.

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

Since our inception we have realized no revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of June 30, 2015, we had a deficit in working capital of $1,179,520.

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

Our cash used in operating activities significantly decreased to $0 for the six months ended June 30, 2015 from $493,600 for the same period in 2014. The major reason for this was the result of the transfer of all liabilities to RRHI in accordance with the SPA dated March 30, 2015. All debts incurred prior to the SPA have been transferred away from the Company as of March 30, 2015.

 We had no cash flows from investing activities for the six months ended June 30, 2015 and 2014.

Our cash flows provided by financing activities for the six months ended June 30, 2015 were $0 compared to $459,144 for the same period in 2014, the result of related party proceeds of $459,144.

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

MABWE MINERALS INC. (DBA FONON CORPORATION)

Date August 19, 2015	By:	/s/ Dmitriy Nikitin
Dmitriy Nikitin, Chief Executive Officer, (principal executive officer), /s/Carlos Gonzalez
Carlos Gonzalez, Chief Financial Officer (principal financial and accounting officer)