Form 10-Q
period 2015-09-30
Fonon Corp
filed 2015-11-23
CIK 1163300

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

FONON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4739442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Rinehart Road

#1000, Lake Mary, FL 32746

 (Address of Principal Executive Offices)

(407) 477-5618

(registrant’s telephone number)

  Mabwe Minerals Inc.

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

As of November 13, 2015 there were 123,061,471 shares (post-split) of the issuer’s common stock, $0.001 par value, outstanding.

Forward Looking Statements

This Form 10-Q contains forward-looking statements which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Form 10-Q, other than statements of historical fact, are forward-looking statements. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate and plan to operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs, and capital expenditures; research and development (“RandD”) programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed elsewhere in this Form 10-Q. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	Financial results that may be volatile and may not reflect historical trends due to, among other things, fluctuations in prices for commodities such as natural gas and power, changes in U.S. macroeconomic conditions, fluctuations in liquidity and volatility in the energy commodities markets and our ability to hedge risks;

•	Regulation in the markets in which we participate and our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations including those related to the environment and derivative transactions;

•	Our ability to manage our liquidity needs and to comply with covenants under our Senior Note, Senior Subordinated Notes, Corporate Revolving Facility, Term Loan, Term Loan, CCFC Notes and other existing financing obligations;

•	Competition, including risks associated with marketing and selling power in the evolving energy markets;

•	Risks associated with the development and manufacturing of 3D Laser Material Processing Equipment including unscheduled events or delays and technological implications;

•	Our ability to manage our customer and counterparty exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions; and

•	Other risks identified in this Report.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Definitions

As used in this 10-Q, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “us” and “our” refer to Fonon Corporation unless the context clearly indicates otherwise. Unless and as otherwise stated, any references in this Offering to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Offering.

FONON CORPORATION

(FORMERLY MABWE MINERALS INC.)

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2015	December 31, 2014
	(unaudited)
TOTAL ASSETS
Current assets:
Cash	$65,437	$840
Prepaid expenses	-	1,575
Inventory	2,149,429	-
Accounts receivable	38,067	-
Total current assets	2,252,933	2,415

Plant, machinery and equipment, net	1,963,978	-
Intangible assets	783,614	-
Software, trademarks and other, net of amortization	7,239,084	-
Total assets	$12,239,609	$2,415

Total liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$146,000	$57,363
Commitment - guaranty of debt - investee	-	413,489
Related party payables	6,217	26,228
Total current liabilities	152,217	497,080

Promissory note - related party	1,400,000	-
Total liabilities	1,552,217	497,080

Commitment

Stockholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par; 500,000,000 shares authorized; 123,061,471 and 14,045,830 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	123,061	14,046
Additional paid-in capital	98,980,146	87,609,934
Additional paid-in capital - warrants	553,835	178,726
Accumulated deficit	(88,969,650)	(88,297,371)

Total stockholders' equity (deficit)	10,687,392	(494,665)

Total liabilities and stockholders' equity (deficit)	$12,239,609	$2,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

FONON CORPORATION

(FORMERLY MABWE MINERALS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Operating Expenses:
General and administrative	$31,185	$43,634	$111,657	$168,135
Site development and reclamation cost	-	-	-	12,000
Depreciation, amortization and accretion	278,784	-	560,622	-
Total operating expenses	309,969	43,634	672,279	180,135

Loss from operations	(309,969)	(43,634)	(672,279)	(180,135)

Interest income	-	737	-	2,067

Loss from continuing operations before income taxes	(309,969)	(42,897)	(672,279)	(178,068)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(309,969)	(42,897)	(672,279)	(178,068)
Loss from discontinued operations	-	(176,425)	-	(529,067)

Net loss	$(309,969)	$(219,322)	$(672,279)	$(707,135)

Loss per share
Continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Discontinued operations	$-	$(0.01)	$-	$(0.04)

Weighted average number of shares outstanding	58,809,251	17,761,339	34,326,302	17,021,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

FONON CORPORATION

(FORMERLY MABWE MINERALS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(672,279)	$(707,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	560,622	598
Common stock issues for services	-	7,300
Change in fair value of investment	-	12,367
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,575	7,280
Accounts payable and accrued liabilities	103,025	133,704
Related party payables	6,217	-
Net cash used in operating activities	(840)	(545,886)

Cash flows from investing activities:
Acquisition of Applied Photonics, cash acquired	65,437	-
Net cash provided by investing activities	65,437	-

Cash flows from financing activities:
Proceeds from notes payable	-	21,000
Net proceeds from related parties	-	518,647
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	-	5,000
Increase in cash from loan overdraft line of credit	-	239,975
Repayments on notes payable	-	(280,000)
Net cash provided by financing activities	-	504,622

Net increase (decrease) in cash	64,597	(41,264)
Cash at the beginning of the period	840	55,653
Cash at the end of the period	$65,437	$14,389

FONON CORPORATION

(FORMERLY MABWE MINERALS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
	2015	2014
Supplement Disclosures of cash flow information:
Cash paid for interest	$-	$71,417

Supplemental Disclosures of Non-cash financing and investing activities:
Accrued interest payable (prepaid interest) added (removed) to (from) principal balance	$-	$5,770
Prepaid expenses incurred as a result of issuance of common stock	$-	$3,150

Non-cash acquisition of Fonon Technologies, Inc.

Purchase of inventory - Finish goods and work in process	$1,220,642	$-
Purchase of fixed assets - demo and trade show equipment	1,439,273	-
Purchase of fixed assets - office furniture	92,789	-
Purchase of software - infrastructure, operational and web development	364,042	-
Purchase of software for machines for resale	1,176,284	-
Other intangibles - customer database	676,000	-
Other intangibles - trademarks	35,000	-
Other intangibles - design and documentation	5,397,000	-
Total non-cash asset purchase	$10,401,030	$-

Stock issued for purchase of assets from Fonon Technologies, Inc. (at par)	$325,242	$-
Value of warrants issued to Al Pietrangeo	374,957	-
Additional paid in capital	9,700,831	-
Total non-cash consideration	$10,401,030	$-

Non-cash acquisition of Applied Photonics
Cash acquired	$65,437	$-
Accounts receivable	38,067	-
Inventory	928,787	-
Equipment	583,296	-
Intangible assets	783,614	-
Accounts payable	(79,910)	-
Total net assets acquired	$2,319,291	$-

10,000,000 restricted common shares	$800,000	$-
Debt repaid through issuance of 1,491,135 restricted common shares	119,291	-
Promissory note issued to former owner	1,400,000	-
Total non-cash consideration	$2,319,291	$-

Conversion of related party debt to additional paid-in capital	$534,015	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FONON CORPORATION

(FORMERLY MABWE MINERALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company and History

Fonon Corporation (‘Fonon’ or the “Company”) (OTCQB:FNON), is a development stage company incorporated in Delaware operating through subsidiaries in the United States with its headquarters in Lake Mary, Florida USA.

Fonon is a development, manufacturing and systems integration company for advanced components, material processing and power generating equipment. The product line introduced by Fonon demonstrates revolutionary advancements over existing technologies. These advancements translate into numerous cost and performance benefits to users of equipment for general manufacturing, semiconductor, flat panel display, renewable energy, and power generation, defense, automotive and aerospace industries

Fonon, through its newly acquired industry recognized brands, 3D-AXS, Laser Photonics, Applied Photonics, Fonon Display and Semiconductor Systems, is commercializing innovative technologies through patents, licenses and inventions to support continuously emerging industry demands for material processing improvements.  With a portfolio of laser vased material processing IP, the Company is an emerging additive manufacturing (“AM”) systems, service and consumable supplier focused on the advancement of next-generation metal printing systems for the commercial production of metal printed parts.

The predecessor of Fonon, Mabwe Minerals, was established as a mineral/metal turnkey distribution company initially founded in 2001 and reorganized in 2015 with the goal of commercializing cutting-edge technologies enabling humanity to reduce manufacturing costs by incorporating advanced laser technologies for both Subtractive and AM applications. With the business acquisition completed Fonon is expanding its product portfolio of laser based systems entering a new long-term growth market in metal AM systems, services and consumables to complement the Company’s industry recognized portfolio of Subtractive Manufacturing Laser Material Processing Equipment (“SM”).

Fonon is leading the metal AM industry as it transitions from general all-purpose, proof of concept, Direct Metal Laser Sintering Systems (“DMLS”) to specialized metal AM systems designed to manufacture quality metal printed production parts.  The Company intends to develop families of dedicated production ready DMLS systems to address its established Fortune 500 customer base demands for application specific AM machines to support medical implants and instruments, turbine blades, aviation fuselage, warheads, military spare parts, space structures and many more emerging specialized applications.

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

In December 2011 Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) acquired an 80.14% controlling equity stake in the Company. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis. Company Name was changed to Mabwe Minerals, Inc.

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Inc. ("Fonon Technologies"), Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 97,524,161 shares of its common stock, to give Fonon Technologies 65% ownership of Mambwe’s' capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business. Under the terms of the SPA all assets and liabilities associated with Mabwe Minerals were transferred to an entity controlled by Raptor Resources Holdings in which the Company has no equity ownership or any financial or economic arrangement.

On April 16, 2015, the Company received approval from the State of Wyoming for a trade name change to do business as "Fonon Corporation".

On May 7, 2015 our Board of Directors approved, and, on June 10, 2015, the holders of a majority of our voting capital stock approved, a change of name of the Company to Fonon Corporation, a change of the Company's domicile from Wyoming to Delaware and adoption of a new Certificate of Incorporation, effective August 20, 2015.

At closing of the SPA, Mabwe transferred all of its assets and liabilities including the 49% ownership interest in MAB-C and all accounts payable and related party payables to Raptor Resources Holdings Inc. to a company controlled by Al Pietrangelo so the Company will now engage in the business of 3D Laser Metal Printing.  As a result of this transfer, Mabwe was left with no assets or liabilities other than the assets acquired in the Fonon Technologies acquisition. Effective upon the closing date of the SPA, Al Pietrangelo, former President and CEO and sole director, resigned, and prior to such resignation appointed Dmitriy Nikitin to be the sole member of its Board.  Effective July 29, 2015 the Company executed 1:10 reverse stock split, and intends to issue Fonon Technologies an additional 65,000,000 shares of Mabwe Common Stock to achieve ownership by Fonon Technologies of 97,524,161 shares or 85% of Mabwe's 115,000,000 post-split issued and outstanding shares of capital stock, which includes a warrant issued to Al Pietrangelo, former President of Mabwe, to purchase 12,500,000 shares of the Company's common stock for a period of two years at an exercise price of .001 per share. The 12,500,000 warrants were calculated as part of the purchase price and were issued when the reverse stock split became effective. As a result of the March 30, 2015 transaction with Fonon Technologies, all operations related to the exploration stage business of Mabwe have been reflected as discontinued operations.

On August 26, 2015, the Company received FINRA approval on the name change to Fonon Corporation, Inc.; the 1:10 reverse stock split and new Stock Symbol –FNON.

On September 30, 2015, the Company entered into a Merger Agreement with Applied Photonics, LLC bringing the Company manufacturing capabilities and operational personnel.

Presentation as a Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has a loss from continuing operations of $672,279 and $178,068 for the nine months ended September 30, 2015 and 2014, respectively.  The Company also has an accumulated deficit of $88,969,650 and a working capital surplus of $2,100,716 at September 30, 2015 due to the acquisition of inventory.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company includes the results of operations of the businesses that we acquire as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as intangible assets The acquisitions that were completed during the nine months ended September 30, 2015 are more fully described in Note 3.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates made by management include the recoverability of long-lived assets, the valuation of stock-based compensation and the valuation allowance of the deferred tax assets.  Actual results could differ from those estimates.

Plant, Machinery and Equipment

Plant, Machinery and Equipment is stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method based on the estimated useful lives of the related assets. In the case of leasehold improvements, the estimated useful lives of the related assets do not exceed the remaining terms of the corresponding leases. The following table presents the assigned economic useful lives of property, plant and equipment:

Category	Economic Useful Life
Solar Power Plants	25 years
Machinery and equipment	5-12 years
Office furniture and fixtures	3-5 years
Operational Software	10 years
Equipment Design Documentation and Software	15 years

Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project.

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement existed; (ii) delivery had occurred; (iii) the price to the customer was fixed or determinable; and (iv) collection of the sales price was reasonably assured.  Delivery occurred when goods were shipped and title and risk of loss were passed to the customer.  Revenue was deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

Since the acquisition of Applied Photonics, LLC occurred on September 30, 2015, there has been no revenues recorded, but pre-acquisition, Applied Photonics had revenues and the policy is as follows: The Company uses the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) for construction contracts that do not include land or land rights and thus are accounted for under ASC 605, as basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Such estimates include significant judgment. Incurred costs include all direct materials, costs for Laser modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for Laser modules as incurred costs when the direct materials and Laser modules have been installed. When construction contracts or other agreements specify that title to direct materials and Laser modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the Laser power systems as required by engineering designs.

The Company also applies the percentage-of-completion method to certain arrangements covered under ASC 360, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Such estimates include significant judgment. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

The Company recognizes revenue from contracts when specific progress defined by contract terms are met, or when the contract has been completed to specifications. The Company recognizes revenue for product when shipped. Contracts or purchase orders, according to the terms and conditions of the sale, are not cancellable and deposits are not refundable unless the Company cannot perform on the contract. The Company has no obligation to provide upgrades, enhancements, or customer support subsequent to the sale, other than warranty.

For its construction business the Company recognizes revenue from contracts when specific progress defined by contract terms are met, or when the contract has been completed to specifications. The Company recognizes revenue for product when shipped. Contracts or purchase orders, according to the terms and conditions of the sale, are not cancellable and deposits are not refundable unless the Company cannot perform on the contract. The Company has no obligation to provide upgrades, enhancements, or customer support subsequent to the sale, other than warranty.

Electrical Power – The Company, as owner of the SEFs, will receive payments for electrical energy delivered to customers under PPAs that specify rates payable per kWh of energy delivered. Revenue is recognized each period in which kWhs are delivered at the rate billable per kWh under the PPA. The Company will bill the customer at the end of the month in which energy is delivered.

Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. Generally, the Company receives a customer purchase order as evidence of the arrangement and product shipment terms are freight on board (F.O.B) shipping point.

Unearned Revenue

Prior to deconsolidation as discussed in Note 4, when the Company was in the Exploration Stage, MAB-Z had yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of 2013. A second purchase order was issued by Steinbock in December of 2013 for 10,000 tons of barite but has not been billed by MAB-Z. This delay was due to MAB-Z’s desire to refine the current mineral extraction to a sufficiently high grade of barite to obtain a higher market price. Further delaying the process and adding cost to the process was the search and testing of equipment necessary for this further refinement. Under the terms of the initial purchase order, Steinbock agreed to pay half of the face value upon delivery of the invoice. As of December 31, 2013, the first half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount was expected to be recorded in MAB-Z as revenue once the initial 2,000 tons of minerals were delivered to the buyer. The second purchase order required MAB-Z to successfully produce the ordered quantity of an additional 10,000 tons after the jigging operations were to have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira. In addition, MAB-Z had recorded $3,740 of unearned revenue in December 2014 for stockpile inventory yet to be delivered to the customer.

Product Warranties and Manufacturing Excursion

The Company has a policy of providing a limited warranty against defects in materials and workmanship under normal use and service conditions for five years following delivery to the owners of our Laser modules and Systems.

The Company also warrants to the owners of our Custom Laser Systems that Laser Systems designed and manufactured are in accordance with agreed-upon specifications. In resolving claims under both the defects and performance warranties, the Company has the option of either repairing the covered Laser System or Defective part or, replacing under the warranty the underperforming System. Our warranties are automatically transferred from the original purchasers of our Laser modules to subsequent purchasers upon resale.

In general, the Company’s products carry a warranty against defects, depending on the product type and customer negotiations. The expected costs associated with these warranty obligations are not expected to be significant and are not recorded on these statements.

Inventory

Raw materials inventory — represent components and raw materials that are currently in the process of being converted to a certifiable lot of saleable product through the manufacturing and/or equipment assembly process. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company's vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.

Work in process inventory - Work in process inventory consists of inventory purchased under the SPA that was partially manufactured or not fully assembled as of the report date.  This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale.  Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory.  Amounts in this account represent items at various stages of completion at the report date.

Finished goods inventory - Finished goods inventory consists of inventory purchased under the SPA that were fully manufactured, assembled or in salable condition. Finished good inventory is comprised of items that are complete and ready for commercial application without further cost other that delivery and setup. Finished goods inventory includes solar and other equipment, lasers, software, machines, parts or assemblies.

At September 30, 2015 and December 31, 2014, inventory consists of the following:

	2015	2014

Raw Materials	$819,219	$-
Work In-Process	523,933	-
Finished Goods	806,277	-
	$2,149,429	$-

Inventory is carried at the lower of cost or net realizable value. No amounts were reserved for obsolete or slow-moving inventory at September 30, 2015 and December 31, 2014.

The Company does not currently have a policy regarding compensated absences due to the fact that no full time employees exist under a time based compensation agreement.

Impairment or Disposal of Long-Lived Assets Including Finite Lived Intangibles

The Company is required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified. The Company reviews our long-lived assets each quarter to assess whether impairment indicators are present and exercises judgment in assessing whether an event of impairment has occurred.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company exercises judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

For long-lived assets, when impairment indicators are present, the Company compares undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group's carrying value to determine if the asset group is recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the assets to be held and used. Assessments also consider changes in asset group utilization, including the temporary idling of capacity and the expected timing of placing this capacity back into production.

There were no long-lived assets that were considered to be impaired as of September 30, 2015.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in the payment of cash within one year as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

There was no stock based compensation recognized for the three and nine months ended September 30, 2015 and 2014, respectively.

Earnings or Loss per Common Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded as their effect is anti-dilutive.  For the three and nine months ended September 30, 2015 and 2014 basic and diluted earnings per share were the same as the Company has a loss.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combination.” The provisions of ASU No. 2014-17 requires management to determine whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Mergers and Acquisitions

Fonon Technologies Asset Purchase

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 32,524,161 post reverse split adjusted shares of its common stock, to give Fonon Technologies 65% ownership of all of Mabwe’s capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business. On July 29, 2015 an additional 65,000,000 common shares were issued in connection with this SPA.

The Company intends to focus on the business of 3D Laser Metal Printing, an emerging additive metal nano powder manufacturing technology with a presence in numerous industries including medical, aerospace and defense. 3D Laser Material Processing has diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics. 3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal Nano powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

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

Applied Photonics, LLC Acquisition

On September 30, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Applied Photonics, LLC (“APL”). Pursuant to the Merger Agreement, the member of APL, Elite Holdings, LLC, received the following consideration for the net assets acquired: i) 10,000,000 restricted common shares, ii) a $1,400,000 promissory note with interest only payments at a rate of 8% per annum due in full on September 30, 2020, and iii) payoff of $416,808 of APL liabilities with 1,491,135 common shares. Total consideration consisting of common stock issuances and the promissory note totaled $2,319,291.

The fair value of the common shares given as consideration was determined using Level II inputs as defined in ASC 820. The fair value was estimated using similar transactions including the acquisition of Fonon Technologies described below and registered sales of the Company’s common shares near the time of the Merger Agreement.

The acquisition of APL by Fonon brings manufacturing and equipment assembly capabilities. The fair value accounting of net assets acquired in the Merger Agreement has not yet been completed as of the date of this filing. Therefore, the values presented below are subject to change upon completion. The assets acquired subject to change include inventory, equipment and intangible assets.

Cash	$65,437
Accounts receivable	38,067
Inventory	928,787
Equipment	583,296
Intangible assets	783,614
Accounts payable	(79,910)
Total net assets acquired	$2,319,291

Restricted common shares	$800,000
Debt repaid through restricted common shares	119,291
Promissory note issued to former owner	1,400,000
Total non-cash consideration	$2,319,291

Since this merger of APL was completed on September 30, 2015, the Company’s condensed statements of operations for the three and nine months ended September 30, 2015 do not include the results of operations of APL.

The following unaudited pro forma results of operations for the nine months ended September 30, 2015 assumes as if the merger had occurred at the beginning of the 2015 fiscal year. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the merger actually occurred at the beginning of the 2015 fiscal year period or the results of future operations of the consolidated business. Consequently, actual results could differ from the unaudited pro forma information presented below.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net sales	$929,836	$371,006
Cost of sales	598,918	94,495
Gross Profit	330,918	276,511

Operating Expenses:
General and administrative	522,011	322,870
Depreciation	81,315	27,105
	603,326	349,975

Net Loss	$(272,408)	$(73,464)

4.     Deconsolidation of MAB-C and MAB-Z and Equity Investment

The Company had accounted for the 49% investment in MAB-C under ASC 810-10-5, as a variable interest entity (VIE). There are two primary models for determining whether consolidation is appropriate. These two models are a) the voting interest model; and b) the variable interest model.

Under the variable interest model, a controlling financial interest is assessed differently than under the voting interest model. This difference in assessment is required because a controlling financial interest may be achieved other than by ownership pf shares or voting interests. A controlling financial interest in the VIE requires BOTH of the following: a) the power to direct the activities that most significantly impact the VIE”s economic performance; and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Corporations established under Zimbabwean law, must have a controlling ownership interest held by domestic parties. As a result of this statue, 51% of MAB-C was owned by Tapiwa and Asswell Gurupira (domestic residents of Zimbabwe), and the remaining 49% was held by the Company’s assets and obligor of a majority of the Company’s liabilities on a consolidated basis. In late 2013, the ownership of the mining rights on the Dodge Mines was challenged through litigation against MAB-Z. Despite holding legal certificates of ownership of the Dodge Mines claims that MAB-Z had, the legal system in Zimbabwe was not as clear cut as to the ownership. Several of these lawsuits were heard, with MAB-Z being victorious on each and every count. However, appeals continued to be filed, and the outcome of these appeals was not known, and with the Dodge Mine claims being in question, it delayed exploration and future revenue streams from the barite that was the subject of those claims. When the Company entered into the mining industry in Zimbabwe with the clear title to these Dodge Mine claims, both the economic conditions in Zimbabwe as well as the relationship between the Company and the Gurupiras, was better than at the end of the first quarter of 2015. Tapiwa Gurupira was, until December 28, 2014, a director of the Company.

In 2012, despite not having voting control of MAB-C, the entire five member board of directors of MAB-C was acting as a cohesive unit in the best interest of the Company, and the Company had met both conditions of the VIE model, and therefore recognized MAB-C as a VIE and consolidated MAB-C into the Company’s financial statements under ASC810. During late 2014, culminating on December 28, 2014, it became evident to the Company, that the relationship with the board members located in Africa and the board members located in the USA for MAB-C had soured. The cohesiveness that embodied the prior two years was not there, and the funding of the operations in Africa had stopped. Essentially, the power to direct the activities that most significantly impact MAB-C was no longer a VIE, and thus would be considered an equity investment under ASC 970-323.

On December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impacted MAB-C’s economic performance.

The following table presents the assets and liabilities of the former VIE controlled company on the date of deconsolidation:

Assets
Cash	$12,138
Prepaid expenses	24,902
Fixed assets	4,713
Mining rights	433,000
Goodwill	25,000
Asset retirement obligation	83,350
Total assets	$583,103

Liabilities
Accounts payable and accrued liabilities	$222,301
Payable to Mabwe Minerals, Inc.	1,956,036
Due to related parties	426,456
Unearned revenue	108,740
Asset retirement obligation	83,350
Loans payable	129,500
Securitized loan/overdraft default (a)	413,489
Total liabilities	$(3,339,872)

The Company recorded its share of MAB-C’s net gain using the equity method of accounting and such investment has been reduced to zero. Under ASC 323-10-35 “Investments – Equity Method”, the equity method investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses, unless the equity method investor provides or commits to provide additional funds to the investee, has guaranteed obligations of the investee, or is otherwise committed to provide further financial support to the investee. The Company is not obligated or committed to provide additional funds or further financial support to MAB-C and as such the Company shall not record additional share of losses of MAB-C upon reducing such investment to zero. There was no gain recognized during the three months ended March 31, 2015. On March 30, 2015 the Company transferred its 49% interest in MAB-C to Bulldog Mining and Metals, a South Dakota corporation.

5.     Discontinued Operations – MAB-C

On March 30, 2015 the Company transferred its 49% interest in MAB-C to Bulldog Mining and Metals, a South Dakota corporation.  As a result of this transfer the Company is now reflecting the formerly stated assets, liabilities, revenue, expenses, gains and losses as results from discontinued operations.  At December 31, 2014, as a result of the December 28, 2014 deconsolidation the Company had no assets or liabilities as a result of discontinued operations.  The Company had not, since inception, recognized any revenue from these discontinued operations.  Expenses from discontinued operations were the result of cost associated with site development activities as well as legal fees and court costs associated with the Company’s 49% investment in MAB-C.

FONON CORPORATION

(FORMERLY MABWE MINERALS INC.)

STATEMENTS OF DISCONTINUED OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)	2015	2014	Change ($)	Change (%)

OPERATING EXPENSES
Professional, consulting and marketing fees	$-	40,984	(40,984)	-100%	$-	$73,873	(73,873)	-100%
Extraction Cost	-	78,500	(78,500)	-100%	-	287,790	(287,790)	-100%
Site Development Cost	-	17,900	(17,900)	-100%	-	52,495	(52,495)	-100%
Selling, General and administrative	-	15,295	(15,295)	-100%	-	48,712	(48,712)	-100%
Depreciation	-	200	(200)	-100%	-	598	(598)	-100%
Total operating expenses	-	152,879	(152,879)	-100%	-	463,468	(463,468)	-100%
Loss from operations	-	(152,879)	152,879	-100%	-	(463,468)	463,468	-100%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	-	(23,546)	23,546	-100%	-	(53,232)	53,232	-100%
Total other income (expense)	-	(23,546)	23,546	-100%	-	(65,599)	65,599	-100%
Income (loss) before income taxes	-	(176,425)	176,425	-100%	-	(529,067)	529,067	-100%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$-	$(176,425)	176,425	-100%	$-	$(529,067)	529,067	-100%

FONON CORPORATION

FORMERLY MABWE MINERALS INC.

BALANCE SHEETS FROM DISCONTINUED OPERATIONS

(UNAUDITED)
	September 30, 2015	December 31, 2014

Assets of discontinued operations	-	-

Liabilities of discontinued operations	-	-

6.     Promissory Note – Related Party

On September 30, 2015, the Company, entered into the Merger Agreement with APL as discussed in Note 3. Under the terms of the Merger Agreement, the Company issued a promissory note to Elite Holdings, LLC, the sole member of APL, in the principal amount of $1,400,000 requiring interest only payments at a rate of 8% per annum due September 30, 2020.

7.       Warrants

12,500,000 warrants issued to former CEO, Al Pietrangelo, in the acquisition agreement with Fonon Technologies as the warrants are issued upon the effective date of the reverse stock split, July 29, 2015. Those warrants have an exercise price of $0.001 and exercise period of two years.

Warrant activity for the nine months ended September 30, 2015

(post reverse split adjusted)

Warrants issued and outstanding as of December 31, 2014	160,000

Warrants Issued	12,500,000

Warrant Expired	(160,000)

Warrants issued and outstanding as of September 30, 2015	12,500,000

8.       Mining rights

After to deconsolidation as discussed in Note 4, for MAB-C, as of September 30, 2015 and December 31, 2014, the Company had no value in mining rights.

9.        Asset Retirement Obligations

Prior to deconsolidation as discussed in Note 4, as of December 31, 2014, MAB-Z had recognized the following asset and liability for reclamation relative to the mining activities at the Dodge Mine:

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

As fully described in Note 4, on December 28, 2014, the Company deconsolidated MAB-C, a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance. As of June 30, 2015, there is no change to the value of the ARO on the Company’s financial statements.

10.        Stockholders’ Equity (Deficit)

Preferred Convertible Series B Stock (RRHI)

As of September 30, 2015, Raptor Resources Holdings Inc. (“RRHI”) had authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 2.5 shares (post reverse split adjusted) of MBMI common stock for every share of Preferred Convertible Series B in addition to 25 shares of its own common stock.  Prior to the SPA, RRHI held a majority of the Company’s outstanding and issued common shares on a fully diluted basis. On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4C.

During the nine months ended September 30, 2015, there were no sales of RRHI Preferred Convertible Series B Stock.

During the nine months ended September 30, 2015, 230,000 of RRHI Preferred Convertible Series B Stock were converted to shares of common stock in MBMI. The issuance of the resultant 575,000 (post reverse split adjusted) shares of the Company’s common stock are pending issuance by the transfer agent and have yet to be issued and are not reflected in any of the issued and outstanding figures in this report.  As a result of this conversion the issued and outstanding shares of Company stock would be 123,636,471.

As of September 30, 2015, RRHI had 1,142,000 shares of RRHI Preferred Convertible Series B Stock issued and outstanding which if converted would result in the issuance of 2,855,000 post reverse split adjusted common shares of MBMI.  There have been no conversions RRHI Preferred Convertible Series B Stock as of September 30, 2015.

Common Stock

The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

On July 29, 2015 the Company’s board of directors authorized a 1:10 reverse split.  All shares herein are reflected post-split in accordance with SAB Topic 4C.

During the nine months ended September 30, 2015, 97,524,497 common shares were issued in connection with the acquisition of Fonon Technologies as discussed in Note 3 above. Further, on September 30, 2015, the Company approved the issuance of an aggregate of 11,491,135 shares of restricted common stock in connection with the acquisition of APL as further discussed in Note 3.  These shares were issued in November 2015.

During the year ended December 31, 2014, the Company issued 11,000 post reverse split adjusted shares of common stock for investor relations and accounting services rendered and to be rendered at a value of $7,300.  The Company also sold through private placement 10,000 post reverse split adjusted common shares for a cash price of $5,000 ($.50/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.13% based on new issuances of common stock that year.

As of September 30, 2015, the Company has 123,061,471 common shares issued and outstanding.

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

The Company’s total deferred tax assets and deferred tax liabilities were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Non-benefited tax losses and credits	$228,575	$28,024,755
Total deferred tax assets	228,575	28,024,755
Valuation allowance	(228,575)	(28,024,755)
Net deferred tax assets	$-	$-

A valuation allowance has been established against the realization of the deferred tax assets since the Company has determined that the operating loss carryforwards may not be realized. The Company has federal and state net operating loss carryforwards of approximately $672,279 expiring in 2035.

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

At September 30, 2015 and December 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

12.    Commitment

In July 2015, the Company signed a one year lease on 55,000 square feet of manufacturing space with Rinehart Development and Investment Group, LLC. The lease requires monthly payments of $10,700 through June 2016 Total rent expense incurred during the nine months ended September 30, 2015 related to this lease was $32,100 which is included in general and administrative expenses on the accompanying consolidated statements of operations.

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

Any of the factors described above and elsewhere in this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

The Company intends to focus on the business of 3D FUSION™ or 3D Laser Metal Sintering ("3D Laser Metal Printing"), an emerging additive metal powder manufacturing technology with a presence in numerous industries including medical, aerospace and defense. 3D Laser Metal Printing has diverse applications, including the manufacturing of highly complex geometrics, fast track prototyping, mold fabrication and repair, with new emerging technically driven applications in high-tech engineering and electronics. 3D Laser Metal Printing is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal powders into 3D objects. Metal powder is supplied to each customer as a consumable item after acquiring a Laser 3D Metal System.

Fonon is expanding its product portfolio of laser based systems and entering a new long-term growth market in Subtractive Manufacturing Laser Material Processing Equipment (SM) and adding a line of metal Additive Manufacturing (AM) Systems or 3D Direct Metal Laser Sintering (DMLS) equipment. Metal AM is growing at a fast pace spurring the world’s current economy. Much of this growth is due to the advancement of metal AM to support a wide range of applications from prototypes to part production in aerospace, defense, automotive, energy and medical industries. The same industries the company has supported for more than 25 years through its Value Chain business model that includes the widest range of additive and subtractive material processing systems in the market covering 80% of all market applications including marking, engraving and cutting systems as well as subassemblies and components.

Metal AM is a small percentage of the overall global 3D printing market offering, we believe, significant growth potential. The global market of 3D printers and services will grow to $16.2B, a CAGR of 45.7 percent (Canalys Market Research Firm). Much of this growth is due to the advancement of metal AM supporting a wide range of prototype applications in the aerospace, defense, space, automotive, energy and medical industries. The same multi-markets the company has supported for more than 25 years through its Value Chain business model that includes the widest range of additive and subtractive material processing systems in the industry covering 80% of all market applications including marking, engraving and cutting systems as well as subassemblies and components using interchangeable common building block technologies.

Entering the AM metal printing systems sector adds a new element to the company’s value chain model with sizable long-term recurring revenue in the form of metal powder required to produce applications in these systems. In a production environment, the recurring sales of metal powder, we believe, can generate up to 4X the revenue of the capital equipment cost of each metal AM system sold.

Industry Snapshot

Conventional Equipment for Laser Material Processing

Since the 20th century, lasers have been used for cutting, marking and engraving, welding, surface treatment, and drilling applications. When the laser is directed against the surface of a material, a quantity of energy is produced to cause a localized effect to produce the desired result in a specific area. Recognizing the benefits of the technology, companies began experimenting with lasers for a variety of material processing applications. While no standardized laser processing guidelines were defined, various manufacturing industries explored multiple applications initially in the semiconductor, automotive, military, and medical markets and today, in virtually every manufacturing market giving birth to the laser material processing industry.

Introduction of Standardized Laser Material Processing Equipment for Specific Market Sectors

The Machinery’s Handbook is considered the “golden-standard” reference book on machine design and shop practices for metalworking, design, engineering, and manufacturing facilities. In the 29th Edition, machinery guidelines for lasers were introduced creating for the first time, industry reference standards and codes for laser material processing. Since the release of the latest edition, Fonon has created families of standardized laser material processing systems using common building blocks of interchangeable components and subassemblies to address more than 85% of all market applications based on the Machinery’s Handbook recommended protocols.

Our standardized families include:

•	LaserTower™ family of Fiber and CO2 laser marking and engraving systems
•	Titan™ family of high-powdered Fiber and CO2 laser cutting systems
•	Canyon™ family of Fiber and CO2 laser deep-engraving systems
•	MarkStar™ family of Fiber laser hand-held, portable systems
•	i-Series™ family of Fiber and CO2 laser OEM kits
•	Fantom™ family of glass cutting systems

Using the same principles, Fonon is in the early stage process of introducing a family of 3D metal printing systems called BTS™ (Bulk to Shape Transformation) with market specific common applications leading the industry in standardizing the next-generation of 3D metal printing systems.

Advantages of Market Specific Laser Systems Over the Custom Build

Superior Performance-Market specific laser systems boost processing speeds, improves production efficiencies on a per-part basis, and increases quality of workmanship standards providing end-users with a universal industry tool optimized for their market application. Market specific systems unquestioningly provide superior performance compared to custom systems.

Lower Cost-Custom laser systems are inherently higher-cost due to additional RandD expenses to design, document, and manufacture one-off units. Market specific laser systems reduce manufacturing cost due to larger annual production volumes, standardized manufacturing procedures and ease of repetition in assembly reducing both construction costs and delivery lead-times.

Ease of Use-Market specific laser systems provide end users with dedicated industry machines making them easier to operate, maintain, and quickly integrate into a production line environment.

Spare Parts Availability-Market specific laser systems use common component and subassembly building blocks lowering spare parts costs, reducing supply chain management, and improving inventory management making spare parts readily available and affordable. Custom systems increase the risk of spare parts availability placing higher risks on the end-user to maintain non-standard parts.

Compact Size-Market specific laser systems reduce the overall machine footprint size increasing manufacturing floor space having been streamlined for the end user’s specific application.

Spare Parts and Interchangeable Software-Standardized market specific laser systems provide a wide range of benefits for both supplier and end user. The supplier lowers system costs using a family of interchangeable parts and compatible software suites to reduce delivery lead-times. The end-user is assured of readily available hardware and software upgrades as their capacity expands and ensures expedited customer support for unplanned system issues.

Ease of Integration-Our custom fixtures integrate easily into universal jig plates-market specific laser systems that provide universal fastener jig plates addressing rapid changes in end user fixtures while quickly adapting to changes in new end user applications that require unique custom fixtures.

Our Competitive Strengths

Track Records of world class product development and commercialization. In the past 20 years our team developed a number of advanced material processing technologies for precision glass, semiconductor, photovoltaic, power generation and optical industries. Worldwide patents resulting in sale of licenses, patents rights, knowledge and technologies for more than $15M, including:

•	Extra Low Pressure Grinding Technology™
•	Zero Width Laser Cutting Technology™
•	Fiber Laser Material Processing Technology
•	Quartz Glass Laser Welding Technology™
•	Interconnect for thin film Laser modules
•	Glass Disks manufacturing and apparatus
•	BTS™ - 3D Laser Metal Sintering (3D Printing)

Vertically Integrated Application Center, Equipment Development and Manufacturing. We develop and manufacture most of our critical assemblies, subassemblies, and components, including motion systems, integrated fiber lasers, specialty components, frames and cabinets, and proprietary optical assemblies. We also develop our software especially for use with our laser systems. We have our own engineering, procurement, manufacturing and assembly operations as a part of our vertical integration. Integration of our application and R&D center with manufacturing provides competitive help to our customers to achieve their manufacturing goals by the use of our laser material processing systems.

Breadth and Depth of Expertise. We have extensive know-how in mathematical and physical process and equipment modeling, industrial electronics, laser systems, materials and computer sciences, which enables us to make our market specific laser material processing equipment, machine operating software, motion and vision systems, and other critical assemblies, subassemblies, and components.

Diverse Customer Base, End Markets and Applications. Our diverse customer base, multi market and multi product business model, based on value chain approach and strategy, end markets and applications provide us with many growth opportunities, virtually independent from performance of a specific market sector.

Diversified IP and Knowhow. Fonon was able to secure diverse portfolio of knowhow, rights for use of patents, licenses, brands, trademarks, trade secrets and proprietary technologies. The company possesses the design documentation to the largest array of laser-based systems for material processing in North America without exception. Fonon Corporation benefits from statistically significant high barriers to entry into 2D and 3D laser material processing systems for both, subtractive and additive manufacturing.

Laser Material Processing

Aerospace

•	Titanium parts cutting and welding
•	Parts Cladding and Repair
•	Direct Laser Castings and Housings manufacturing
•	3D printing, selective laser melting and sintering

Automotive

•	Metal cutting and welding
•	UID Marking and Engraving
•	3D printing, selective laser melting and sintering

Defense

•	3D Service and spare parts manufacturing
•	3D War heads manufacturing
•	Meta cutting and welding
•	Weapons marking and UID

General Industrial

•	2D and 3D cutting material cutting and welding
•	Marking, engraving, etching, barcoding and ablation
•	UID and UDI generating
•	Surface hardening and brazing
•	Selective laser metal melting and sintering (3D Metal Printing)

Medical

•	3D joint replacement components manufacturing
•	3D Dental implants manufacturing
•	Stent and pacemaker manufacturing
•	3D printing, selective laser melting and sintering
•	UDI compliance generation

Semiconductor and Flat Panel Display

•	IC Chip marking
•	Failure Analyses and repair
•	Mother Glass Laser Cutting
•	LCD display scribing and breaking
•	Photo Mask Repair

Solar

•	Photovoltaic Silicon wafer manufacturing
•	Wafer edge isolation
•	Thin Film solar panels manufacturing
•	Glass Trimming

Our Strategy

Our objective is to maintain and extend our leadership position in our industry by pursuing the following key elements of our strategy:

Multi market and multi product Approach. We will develop and manufacture laser systems for variety of markets, that downturn in one market would not create operational constrains for the company.

Accent on developing standard systems for a specific markets, such as deep engraving equipment for gun manufacturing, high speed engraving system for bullet identification, family of general purpose industrial marking and engraving systems, 2D and 3D laser cutting systems for industry acceptable material sizes, 3D AM laser system for war heads, 3D AM system for knee replacements, 3D AM systems for aerospace castings and jet engine housings.

Value chain approach. Establish multi market and multi product customer base so that Fonon’s products can be sold at every stage of its value chain operation: raw materials (metal powder), components (lasers, scan heads, digital signal processors, software, etc.), engineering and R&D services through its Application Center, manufacturing services in AM and SM Manufacturing, laser marking and engraving equipment under the Laser Photonics brand, high tech laser material processing equipment thunder the Fonon DSS brand, and through financial services expanding into the ownership and maintenance business for Fonon’s customers and their own manufacturing needs.

Expand Global Reach to Attract Customers Worldwide. For example the FPD industry in China is currently represented by 150 companies and is expected to add another 50 factories per year, each including ten lines of cutting systems. The current equipment these companies possess will need to be replaced in the next year assuming there are 600 systems and an additional 500 to be added for the new factories. Fonon has the technology to replace the current two machines used for scribe and break with one in place multipurpose scribe and break machine. Fonon can provide these multipurpose systems for approximately $250,000 presenting a $275 million opportunity.

Target new markets based on our existent knowledge and designs. Historical products and technologies, like ZWLCT™, 3D Laser Engraving, and Fiber Laser Material Processing Technology combined made possible the development of the most sophisticated laser material processing equipment ever created for use in the FPD, Semiconductor, Solar Panel and Aerospace industries. The accuracy, dependability, accessibility and overall superiority of these technologies and products have been proven to be consistent and repeatable throughout the years. This experience opened the path for successful development of the family of application specific 3D laser metal sintering (printing) systems.

We believe that the last 40 years of laser material design and manufacture experience accumulated in Fonon and its predecessors, multiplied to unique experience of developing commercially available systems from physical and mathematical models and concepts (Zero Width Laser Technology™, Quartz Glass Welding Technology, ELPGT, BlackStar Technology) securely positioning Fonon as one of the possible leaders in upcoming global 3D metal laser printing opportunity.

Lower Our Costs Through Manufacturing Improvements and Innovation. Continue product innovation and expansion. We were able to develop energy efficient laser marking and cutting systems, the unique patent protected Zero Width Laser Cutting Technology™ and sold licenses to world renowned companies. We believe our solutions help satisfy the world’s need for precision, safety, energy efficiency and a clean environment, as well as address the demand associated with implementation of laser material processing technologies in everyday manufacturing. We leverage our various core technology platforms across many different products and applications to maximize the impact of our research, development and engineering investments and increase economies of scale.

Broaden customer relationships. We were able to achieve a diversified customer base throughout the globe and industries. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe our global presence and investments in application engineering and support will continue to create competitive advantages in serving multinational and local companies.

Our further strategy is to target new applications early in the development cycle by leveraging our strong customer relationships, engineering expertise and attractive cost position.

Products

Laser Material Processing Equipment

We offer a broad range of standard laser for subtractive and additive material processing systems, covering near 80% of all standard industrial applications including marking, engraving, UID, scribing and cutting systems The use of highly standardized subassemblies and components utilizing interchangeable common building block technologies enabling quick deployment of a wide range of equipment for vast variety of applications to the end user markets. We maintain large inventories for service and repair purposes, as well as expedited deliveries.

Our value chain approach includes vertically integrated manufacturing allowing us to even maintain standard laser equipment in stock for quick deliveries.

Product Line	Principal Markets	Principal Applications

LaserTower™ and FiberTower™ Family of Industrial laser marking and engraving systems	Aerospace and Automotive General Industry and Manufacturing Medical Device Manufacturing Product Identification Weapons and Defense Medical Food Industry Sign Industry	Marking Engraving Etching Ablation Decorative signage UID, UDI, Service Marks Paint stripping

Hand Held™ Laser System	Aerospace engine manufacturing Heavy Manufacturing Oil and Gas Industry Medical Devices (Containers) Gas turbines manufacturing	Etching Marking Coating removal Light Engraving Service marks

Canyon™ Deep Engraving Systems	Heavy Manufacturing General Industry and Manufacturing Tooling Industry Gun Manufacturing Missile Manufacturing and ID	3D Engraving Guns UID Gun Custom Patterning Tools repair and Manufacturing Die fabrication Lettering fabrication Deep engraving on Metals

Titan™ Laser Cutting Systems	General Manufacturing Heavy Industry Aluminum car and Track Industry Food Processing equipment Industry	2D and 3D Cutting

Fusion™ additive manufacturing systems	Aerospace Defense Gas Turbines manufacturing General Manufacturing Medical Implants and joints Manufacturing Medical Device Manufacturing	Laser Sintering Selective Laser Melting Material Fusion Direct laser melting 3D laser Printing Metal parts repair

OEM Laser Products (i-Series)	Medical Device Computer Components Fine-Processing	Welding and micro-welding Drilling Cutting metals and crystals

Fantom™ laser cutting series	Flat Panel Display Semiconductor Solar Specialty Glass LCD	IR and camera windows cutting Mother Glass cutting FPD scribing OLED scribing

BlackStar™ equipment family	Flat Panel Display Semiconductor Solar

Semiconductor Wafer scribing

Edge isolation

RF Micro devices dicing and scribing

Wafer dicing

Low-K composites dicing

Direct imaging

ITO coating removal

AR Coating removal and shaping

Pattern generating

Touch screen patterning

Special Purpose systems	Automotive parts manufacturing Micro processing Semiconductor and Flat Panel Display	Cutting Welding Annealing Drilling Cladding Brazing Paint stripping Scribing

Our Markets

Subtractive Manufacturing Direct Part Marking/ UID-Market Trend. The deadline set by the Department of Defense for UID (Unique Identifier) and Food and Drug Administration for UDI compliance is rapidly approaching for source traceability, component identification and product tracking. All qualified government property, must be marked according to government directives and reported to the IUID Registry. All manufacturers involved with appropriate markets increasingly demand marking systems capable of applying serialized alphanumeric, graphic or bar code identifications directly onto their manufactured components. At the beginning of September 2015, only approximately 5% of government contractors are currently compliant with UID regulations. The military needs to mark over a 100 million parts and each one needs to be scanned and verified. There are approximately 203 military depots, arsenals, air force bases, NASA centers nationwide. Fonon estimates that two systems per depot would be required in order to become compliant in a timely manner. Each system and verifier costs an average of $65,000 opening up a $26.4 million opportunity for Fonon.

Fonon has developed the first all-inclusive system for marking and scan verification. This technology can be incorporated to all Fonon’s Fiber Laser systems adding value and a significant competitive advantage. The demand for laser marking systems that enable government agency to become compliant will steadily increase until 2018 prior to the market becoming saturated. With such stringent marking requirements this offers Fonon the unique opportunity for its Handheld Fiber Laser marking system. This portable unit is the only system in the world offering such flexibility to mark stationary parts, not previously accessible with traditional marking means.

Although UID marking and tracking are mandatory requirements for government and defense contractors, marking requirements have many in the commercial sector opting to stay ahead of the curve by implementing marking and tracking systems. Presently, direct part marking (“DPM”) for serviceability is a requirement in the medical, aerospace and automotive markets. UID marks provide standardization to the manufacturer’s tracking needs for safety concerns. Using Fonon’s Fiber Laser technology allows them to permanently mark and track equipment’s viability and specifications. Currently, 43% of global industrial lasers are used for marking and engraving. An estimated 18,000 units of marking and engraving were sold in 2013. With direct part marking for safety rapidly becoming an industry standard, it is estimated that this number should increase rapidly by 2013. The DPM industry provides a $1.2 billion opportunity for an average price of $65,000 per system.

3D Engraving - 3D Laser engraving is similar to engraving but forms layered patterns in materials, one after another until reaches dimensions, topography and shape predetermined by the digital engineering design. Parts are engraved down layer by layer, typically in 50-100 micron increments, allowing for highly complex geometries to be created directly from 3D CAD data files. In contrast to conventional acid etching and mechanical etching technologies, lasers can engrave a wide variety of metal and non-metal materials at high speeds and without use of hazardous acids or wear tools.

High Power Fiber Laser Cutting Systems- Market Trend - In 2015, approximately 5,000 high-power laser metal-cutting systems were sold globally. The high-power laser metal-cutting industry shows a $2.5 billion opportunity with an average price per unit of $500,000. High power Fiber Lasers are quickly gaining ground over their competition, Nd: YAG and CO2. Laser cutting systems have several advantages compared to alternative cutting technologies. Laser cutting is based on the digital media generated by AutoCad or other engineering design programs. It is fast, precise and can be used to cut complex contours on 2D or 3D materials. The high power Fiber Laser will make sheet metal, particular highly reflective metals (like copper, brass, aluminum) cutting with CO₂ lasers obsolete in the coming years. This will place many competitors scrambling to supply Fiber Laser systems. To capitalize on this opportunity Fonon produced the Titan™ Series to compete directly with CO2 lasers in the sheet metal fabricating industry and is currently receiving requests. This market presents a very lucrative opportunity in the next 5 years, as Fiber Laser systems overtake CO2 and YAG systems. With the recent introduction of the Titan FLS Series into the market place we have seen a huge demand for a Fiber Laser solution, proving that the market is looking for a more economical cutting method.

Globally, the sheet metal cutting market in 2015 consisted of China and Asia at 43%, followed by Europe at 38%, North America at 17%, and finally Australia and Brazil making up 2%. The largest projected growth will be seen in China and Europe. North America is estimated to have steady growth over the next 3 years. This provides a multi-billion dollar opportunity in the total replacement of CO2 and YAG systems for sheet metal cutting as Fiber Lasers superiority is released (David Belforte Editor in Chief of Industrial Laser Solutions).

Wafer Dicing Market

The total billings for semiconductor equipment have reached $41.7 billion in 2013. According to the 2013 Year-End Equipment Consensus Forecast, the survey respondents expect billings to decline slightly to $41.1 billion in 2014, but will increase to $44.7 billion in 2015. The global wafer processing equipment market segment grew 6% to $30.61 billion; the assembly and packaging segment grew 11% to $2.72 billion; total test equipment sales have declined by 15% to $5.47 billion.

"Sales of semiconductor manufacturing, testing, assembly and packaging equipment are at levels slightly above last year, and result in 2013 being the industry’s second strongest year on record," said Stanley T. Myers, President and CEO of SEMI. "Strong overall sales of chip manufacturing equipment, and can expect to see a $48 billion dollar market by 2017."

Additive Manufacturing

Metal Printing - 3D Laser Printing. 3D Laser Metal Sintering, Selective Laser Melting Printing, Laser Fusion, or simply 3D Laser Metal Printing is the emerging technology for AM. MLS technology is a layered, digitally driven additive manufacturing process that uses high quality focused laser energy to fuse metal Nano-powders into 3D objects. Parts are built up additively layer by layer, typically in 5-30 micron increments, allowing for highly complex geometries to be created directly from 3D CAD data files.

We believe that Fonon is ideally positioned to emerge as an industry leader in innovative 3D Metal Printing Systems based on Metal Laser Sintering (“MLS”) utilizing the company’s proprietary 3D FUSION™ technology. Historically, 3D material processing systems manufactured by the Company are a derivative of 3D Metal Printing Systems. Decades of R&D programs aimed at understanding the intrinsic properties of metals, including metal NANO-powders, coupled with application specific laser beam wave shaping under specific temperature stress profiles place the company in an advanced state to immediately provide next-generation 3D Metal Printing Systems. Fonon’s proprietary 3D FUSION™ technology is an additive NANO-powder manufacturing technology ideally suited for fast-track prototypes, mold fabrication and repair, mass volume production and the company’s signature application for manufacturing specialized 3D metal printing systems for highly-complex geometrics.

Additive manufacturing is expected to grow to around $6B worldwide in 2017 and $10.8B in 2021, provided the industry will not be affected by, e.g. another global recession or catastrophic natural disaster. (Source: Wohlers Report 2013). Wohlers Associates reports that the market for 3D printing, consisting of all products and services worldwide, grew to $3.07 billion in 2013. Compared with an average 27% growth rate over the past 26 years, the compound annual growth rate (CAGR) of 34.9% is the highest in 17 years. The CAGR for the past three years (2011-2013) was 32.3%.

MLS Based Additive Manufacturing by Industries: The market data given in the following table represents, in our opinion, the most significant industries in which metal based 3D metal printing applications are used at the moment and where the largest potential for future metal based additive manufacturing applications is generally seen by market observers and market participants.

Industry	Application	Benefit
Aerospace	Production of complex parts, prototypes	Very complex geometries, low tolerances, extreme requirements, weight reduction, low-medium production volumes, customized units, high-reliability

Automotive	Production of complex parts, Prototypes and molds	Complex geometries, low tolerances, weight reduction, custom product short-term production runs, low-medium production volumes

Healthcare	Production of medical and surgical instruments, orthopedic implants, prototypes	High maturity, quality requirements, customized implants unique to each patient, low-medium instrument production volumes

Tool Making	Production of tools and molds	High degree of maturity, low volume production and partially complex geometries

Energy	Production and repair of turbine, components and prototypes	Speed and flexibility, high strength, fast-track innovations

Dental	Production of fixed dentures and structures (crowns, bridges, inlays)	Customized dental parts unique to each patient

Flat Panel Display (TFT-LCD) Market Trend

Flat Panel Displays (FPDs) were not expected to gain significant ground versus CRTs (Cathode Ray Tube) as they did due to rapidly falling panel prices associated with excessive thin film transistor liquid crystal display (TFT LCD) capital investment into FPD industry. Flat panels rapidly took market share from CRTs at larger sizes and CRTs are only expected to survive at smaller sizes.

The Global Flat Panel Display market is expected to increase dramatically over the next five years. The global display market is expected to grow to almost $120 billion in 2015 (displaysearch.com). FPD revenue is expected to grow to $200 billion over the next decade.

Brand Building Experience

Our Management has experience in Developing a number of world recognized brands. One was named a Best Brand of the Year.

Additional Information

We maintain a website with the address www.fonon.us, www.laserphotonics.com, www.fonondss.com, www.laserphotonics.cn, www.laserphotonics.us, www.appliedphotonix.com.

We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-Q. We will make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

2015 Reorganization Plan

Beginning in 2015, we initiated a strategic review of our business to focus our growth on the most promising markets and technologies. In April 2015 we committed to a plan known as “2015 Reorganization Plan” defining our business strategy and necessary steps and milestones to achieve sustainable growth.

The principal aspects of the Reorganization Plan 2015 are to:

1.	Locate and secure around the world inoperable revenue generating assets in the laser, photonics, and alternative energy market place, combine those assets and access to customers, most advanced equipment and designs, re-engineer and re-design equipment offering to the current market requirements with the modern component base and most recent technology.

2.	Reorganize the Company into a fully-integrated OEM (Original Equipment Manufacturer) occupying all segments of the value chain, from manufacturing of nano powder, mission critical components, R&D and engineering, procurement, manufacturing and assembly, to financing and sale of additive and subtractive advanced laser manufacturing equipment to commercial and Government customers.

3.	Establish multi-market and multi-product customer base where Fonon’s products can be sold from every stage of its value chain operation: Raw materials (Metal Powder), Components (Lasers, Scan Heads, Digital Signal Processors, Software,), Engineering and R&D Services through its application center, manufacturing services in AM and SM manufacturing, laser marking and engraving equipment under Laser Photonics brand, hi Teck laser material processing equipment thunder our Fonon DSS brand, and through financial services expanding into the ownership and maintenance business for Fonon’s customers and its own manufacturing needs.

4.	Establish the company mission to sell most advanced, world class Laser equipment with reoccurring revenue to its customers at wholesale prices within the framework of long-term powder material purchase agreements (PMPA or Powder Material Purchase Agreement).

5.	Secure access to manufacturing facility through long term lease agreement.

6.	Establish a footprint in what we believe are the markets with the most probable level of exponential growth in the foreseeable future, such as additive manufacturing equipment and technologies and the renewable energy business.

Facility

We currently lease a 50,000 square foot facility with offices, overhead dock doors and open space to house nine of our most advanced laser material processing equipment for 3D engraving, 3D laser cutting and 3D additive manufacturing as well as parts. a factory that August 30th, 2015 we secured the direct agreement with RDI for the lease of our facility on an annual base. We intend to acquire the leased facility from the proceeds of our anticipated equity raise. Our facility has the largest roof top solar power plant in the Southeast of the United States. We have acquired the rooftop solar power plant with 1.2 mega-watt power generating capacity from our landlord, RDI.

Gross Profit

There was no gross profit from operations for the three and nine months ended September 30, 2015 and 2014 as the Company is in the development stage and has not yet generated revenues.

Operating Expenses

The increase in operating expenses for the three and nine months ended September 30, 2015 compared to the same period of 2014 was $298,435 and $524,244, respectively. The increased expense resulted from higher depreciation and amortization of plant, machinery, and equipment and intangible assets acquired through the acquisitions of Fonon Technologies Inc., and Applied Photonics which occurred during the nine months ended September 30, 2015.

The breakdown of operating expenses of the Company is as follows:

Salary Expenses

There were no salary and salary-related expenses from continuing operations for the three and nine months ended September 30, 2015 and 2014.

Professional, consulting and marketing fees

Professional, consulting and marketing fees from continuing operations, included in general and administrative expenses on the accompanying statements of operations de $14,942 and $45,402 during the three and nine months ended September 30, 2015, respectively, compared to the same period of 2014. This is due to less legal and accounting fees being needed.

Rent expense

Rent expense increased $32,100 during the three and nine months ended September 30, 2015, respectively, compared to the same period of 2014 due to the execution of a lease for a manufacturing facility as discussed above. Rent expense from continuing operations is included in general and administrative expenses on the accompanying statements of operations.

RESULTS OF DISCONTINUED OPERATIONS

Comparison of Results of Discontinued Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The following table sets forth selected financial data regarding our results for our discontinued operations for the three and six months ended September 30, 2015 and 2014. This data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this report.

FONON CORPORATION

(FORMERLY MABWE MINERALS INC.)

STATEMENTS OF DISCONTINUED OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)	2015	2014	Change ($)	Change (%)

OPERATING EXPENSES
Professional, consulting and marketing fees	$-	40,984	(40,984)	-100%	$-	$73,873	(73,873)	-100%
Extraction Cost	-	78,500	(78,500)	-100%	-	287,790	(287,790)	-100%
Site Development Cost	-	17,900	(17,900)	-100%	-	52,495	(52,495)	-100%
Selling, General and administrative	-	15,295	(15,295)	-100%	-	48,712	(48,712)	-100%
Depreciation	-	200	(200)	-100%	-	598	(598)	-100%
Total operating expenses	-	152,879	(152,879)	-100%	-	463,468	(463,468)	-100%
Loss from operations	-	(152,879)	152,879	-100%	-	(463,468)	463,468	-100%
OTHER INCOME (EXPENSE)
Interest Income (Expense)	-	(23,546)	23,546	-100%	-	(53,232)	53,232	-100%
Total other income (expense)	-	(23,546)	23,546	-100%	-	(65,599)	65,599	-100%
Income (loss) before income taxes	-	(176,425)	176,425	-100%	-	(529,067)	529,067	-100%
Income tax benefit	-	-	-	0%	-	-	-	0%
NET INCOME (LOSS)	$-	$(176,425)	176,425	-100%	$-	$(529,067)	529,067	-100%

Net Revenue from Discontinued Operations

There were no revenues from discontinued operations for the three and nine months ended September 30, 2015 and 2014.

Gross Profit

There was no gross profit from discontinued operations for the three and nine months ended September 30, 2015 and 2014.

Expenses from Discontinued Operations

There were no expenses from discontinued operations for the three and nine months ended September 30, 2015.  The expenses from discontinued operations for the three and nine months ended September 30, 2014 were   $152,879 and $463,468, respectively. These costs resulted from activities to support MAB-C.   As a result of the deconsolidation, fully described in Note 4, MAB-C was deconsolidated as a VIE due to the fact that the Company no longer has the power to direct the activities that most significantly impact MAB-C’s economic performance whereby the Company exited the exploration stage and became a development stage company.

The breakdown of expenses of the Company are broken down as follows:

Salary Expenses

There were no salary and salary-related expenses from discontinued operations for the three and nine months ended September30, 2015 and 2014.

Professional, consulting and marketing fees

Professional, consulting and marketing fees from discontinued operations were $0 for the three and nine months ended September 30, 2015 compared to $40,984 to $73,873 for the same period in the prior year. Professional, consulting and marketing fees resulted from activities to support MAB-C.

Selling, General and Administrative

Selling, general and administrative expenses (SGandA) from discontinued operations $0 for the three and nine months ended September e 30, 2015 compared to $15,295 to $48,712 for the same period in the prior year. Professional, consulting and marketing fees resulted from activities to support MAB-C.

Net Other Expense

Net other expense from discontinued operations was $0 for the three and nine months ended September 30, 2015 compared to the $23,546 and $53,232 for the same period in the prior year.  The 2014 expense was related to interest expense of MAB-C and loss on investment in W.G.B. Kinsey accounted for using the equity method.

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

Since our inception we have realized no revenues and have financed our operations almost exclusively from cash on hand raised through the sale of our securities and borrowings.  As of September 30, 2015, we had working capital of $2,100,716.

On March 30, 2015, the Company, entered into a Share Purchase and Asset Sale Agreement (the “SPA”) among Mabwe Minerals, Fonon Technologies, Raptor Resources Holdings Inc. and Dmitriy Nikitin pursuant to which the Company sold an aggregate of 97,524,497 shares of its common stock, to give Fonon Technologies 65% ownership of Mambwe’s' capital stock on a fully diluted basis in exchange for certain assets of Fonon Technologies valued at $10,401,030 which Fonon Technologies used in its laser material processing and consumables business.  As a result of the purchase the Company believes that they are well positioned to be successful and remove doubt as a going concern.

We had a cash balance of $65,437 at September 30, 2015 compared to $840 at December 31, 2014.

Our cash used in operating activities significantly decreased to $840 for the nine months ended September 30, 2015 from $546,484 for the same period in 2014. The major reason for this was the result of the depreciation and amortization on the Company’s fixed and intangible assets of $560,622. There were no such expenses in 2014.

Cash flows from investing activities for the nine months ended September 30, 2015 relate to the cash acquired in the merger with Applied Photonics which occurred on September 30, 2014. We had no cash flows from investing activities during the nine months ended September 30, 2014.

Our cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014 were cash flows provided by of $0 and cash provided by of $504,622, respectively. During the nine months ended September 30, 2014, cash provided by financing activities related to proceeds received from various sources of debt offset by repayments of this debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15 on the basis that they lack sufficient personnel to effectively segregate financial reporting duties.

Changes in Internal Control over Financial Reporting.   During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONON CORPORATION

Date: November 23, 2015	By:	/s/ Dmitriy Nikitin
Dmitriy Nikitin, Chief Executive Officer,
(principal executive officer),

/s/Carlos Gonzalez
Carlos Gonzalez, Chief Financial Officer
(principal financial and accounting officer)

